Form 10-Q
period 2017-05-26
SMART Global Holdings, Inc.
filed 2017-06-29
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38102

SMART GLOBAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1013909
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Maples Corporate Services Limited P.O. Box 309 Ugland House Grand Cayman, Cayman Islands	KY1-1104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 623-1231

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 23, 2017, the registrant had 21,677,924 ordinary shares outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this Form 10-Q. These factors include, but are not limited to, the risks described under the caption “Risk Factors” in our prospectus dated May 23, 2017 as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to our Registration Statement on Form S-1 (File No. 333-217539), and in Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We make these forward-looking statements based upon information available on the date of this Form 10-Q, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART Global Holdings, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	May 26,	August 26,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$22,341	$58,634
Accounts receivable, net of allowances of $410 and $228 as of May 26, 2017 and August 26, 2016, respectively	174,453	141,036
Inventories	135,489	103,066
Prepaid expenses and other current assets	15,699	16,522
Total current assets	347,982	319,258
Property and equipment, net	52,006	57,600
Other noncurrent assets	21,936	19,937
Intangible assets, net	8,001	16,884
Goodwill	45,360	44,976
Total assets	$475,285	$458,655
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$210,633	$197,976
Accrued liabilities	22,130	14,071
Current portion of long-term debt	13,024	17,116
Total current liabilities	245,787	229,163
Long-term debt	197,910	225,587
Deferred tax liabilities	1,769	2,677
Other long-term liabilities	2,437	2,465
Total liabilities	$447,903	$459,892
Commitments and contingencies (see Note 9)
Shareholders’ equity (deficit):
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 14,013 and 13,869 as of May 26, 2017 and August 26, 2016, respectively	420	416
Additional paid-in capital	170,502	145,284
Accumulated other comprehensive loss	(146,540)	(147,523)
Retained earnings	3,000	586
Total shareholders’ equity (deficit)	27,382	(1,237)
Total liabilities and shareholders’ equity	$475,285	$458,655

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2017	2016	2017	2016
Net sales (1)	$206,974	$149,609	$538,272	$388,222
Cost of sales	159,599	118,997	424,030	311,166
Gross profit	47,375	30,612	114,242	77,056
Operating expenses:
Research and development	8,797	9,667	28,442	27,763
Selling, general, and administrative	17,193	14,680	49,037	42,963
Management advisory fees	1,000	1,000	3,000	3,001
Restructuring charge	—	128	457	1,143
Total operating expenses	26,990	25,475	80,936	74,870
Income from operations	20,385	5,137	33,306	2,186
Interest expense, net	(8,294)	(6,326)	(23,072)	(19,265)
Other income (expense), net	(762)	2,102	(1,664)	730
Total other expense	(9,056)	(4,224)	(24,736)	(18,535)
Income (loss) before income taxes	11,329	913	8,570	(16,349)
Provision for income taxes	3,371	2,258	6,156	2,150
Net income (loss)	$7,958	$(1,345)	$2,414	$(18,499)
Net income (loss) per share, basic	$0.57	$(0.10)	$0.17	$(1.31)
Net income (loss) per share, diluted	$0.50	$(0.10)	$0.16	$(1.31)
Shares used in computing basic net income (loss) per share	13,986	13,832	13,909	14,147
Shares used in computing diluted net income (loss) per share	15,955	13,832	15,230	14,147

(1)	Includes sales to affiliates of $21,554, $7,774, $48,242 and $30,581 in the three and nine months ended May 26, 2017 and May 27, 2016, respectively (see Note 2).

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2017	2016	2017	2016
Net income (loss)	$7,958	$(1,345)	$2,414	$(18,499)
Other comprehensive income (loss):
Foreign currency translation	(3,021)	20,392	983	(1,941)
Other comprehensive income (loss)	(3,021)	20,392	983	(1,941)
Comprehensive income (loss)	$4,937	$19,047	$3,397	$(20,440)

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2017	2016	2017	2016
Cash flows from operating activities:
Net income (loss)	$7,958	$(1,345)	$2,414	$(18,499)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,846	7,709	25,399	23,390
Share-based compensation	1,389	947	3,533	2,970
Provision for doubtful accounts receivable and sales returns	205	3	31	(16)
Deferred income tax benefit	(84)	(1,298)	(1,195)	(1,687)
(Gain) loss on disposal of property and equipment	—	54	129	(57)
Extinguishment loss on long-term debt	—	—	1,386	—
Amortization of debt issuance costs	628	763	1,851	2,274
Amortization of debt original issuance discount	119	415	660	1,235
Amortization of debt discount	1,733	—	3,913	—
Changes in operating assets and liabilities:
Accounts receivable	(36,891)	8,776	(33,516)	54,069
Inventories	(4,833)	(2,046)	(31,184)	25,710
Prepaid expenses and other assets	(735)	534	741	2,344
Accounts payable	27,525	(24,727)	11,799	(70,993)
Accrued expenses and other liabilities	3,846	4,503	7,097	(440)
Net cash provided by (used in) operating activities	8,706	(5,712)	(6,942)	20,300
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(3,784)	(4,253)	(11,179)	(9,995)
Restricted cash	—	—	—	181
Proceeds from sale of property and equipment	425	—	467	245
Net cash used in investing activities	(3,359)	(4,253)	(10,712)	(9,569)
Cash flows from financing activities:
Proceeds from long-term debt borrowing	—	—	—	5,179
Long-term debt payment	(5,954)	(4,163)	(17,689)	(12,448)
Payment for extinguishment of long-term debt	—	—	(938)	—
Payment of costs related to initial public offering (IPO)	(200)	—	(200)	(6)
Proceeds from borrowings under revolving line of credit	123,000	53,500	338,250	172,700
Repayments of borrowings under revolving line of credit	(123,000)	(53,500)	(338,250)	(172,700)
Proceeds from issuance of ordinary shares from share option exercises	348	41	348	41
Repurchase of ordinary shares	—	—	—	(124)
Net cash used in financing activities	(5,806)	(4,122)	(18,479)	(7,358)
Effect of exchange rate changes on cash and cash equivalents	(541)	3,450	(160)	1,709
Net increase (decrease) in cash and cash equivalents	(1,000)	(10,637)	(36,293)	5,082
Cash and cash equivalents at beginning of period	23,341	83,813	58,634	68,094
Cash and cash equivalents at end of period	$22,341	$73,176	$22,341	$73,176
Supplemental disclosures of cash flow information:
Cash paid during the year:
Cash paid for interest	$5,624	$5,555	$17,215	$16,835
Cash paid for income taxes, net of refunds	3,522	1,700	5,293	3,009
Noncash activities information:
Capital expenditures included in accounts payable at period end	275	1,367	275	1,367
IPO costs included in accounts payable and accrued liabilities at period end	1,990	—	1,990	—
Warrants issued in connection with debt	—	—	21,341	—

See accompanying notes to unaudited condensed consolidated financial statements.

Smart Global Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Principles of Consolidation

(a)	Overview

On August 26, 2011, SMART Global Holdings, Inc., formerly known as Saleen Holdings, Inc., a Cayman Islands exempted company (SMART Global Holdings, and together with its subsidiaries, the Company), consummated a transaction with SMART Worldwide Holdings, Inc., formerly known as SMART Modular Technologies (WWH), Inc. (SMART Worldwide), pursuant to an Agreement and Plan of Merger (the Merger Agreement) whereby, through a series of transactions, SMART Global Holdings acquired substantially all of the equity interests of SMART Worldwide with SMART Worldwide surviving as an indirect wholly owned subsidiary of SMART Global Holdings (the Acquisition). SMART Global Holdings is an entity that was formed by investment funds affiliated with Silver Lake Partners and Silver Lake Sumeru (collectively Silver Lake). As a result of the Acquisition, since there was a change of control resulting in Silver Lake as the controlling shareholder group, the Company applied the acquisition method of accounting and established a new basis of accounting.

The Company, through its subsidiaries, provides specialty memory solutions sold primarily to original equipment manufacturers (OEMs). The Company offers these solutions to customers worldwide and also offers custom supply chain services including procurement, logistics, inventory management, temporary warehousing, kitting and packaging services.

SMART Global Holdings is domiciled in the Cayman Islands and has U.S. headquarters in Newark, California. The Company has operations in the United States, Brazil, Malaysia, Taiwan, Hong Kong, Scotland, Singapore and South Korea.

(b)	Basis of Presentation

The accompanying consolidated financial statements comprise SMART Global Holdings and its wholly owned subsidiaries. Intercompany transactions have been eliminated in the consolidated financial statements.

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The three and nine month periods ended May 26, 2017 and  May 27, 2016 were 13 and 39-week fiscal periods, respectively.

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. As such, certain information and footnote disclosures normally included in complete annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The financial data and other information disclosed in these notes to the consolidated financial statements related to the interim periods are unaudited.

On May 5, 2017, the Company’s shareholders approved a 1-for-3 reverse share split. All references to ordinary shares, options to purchase ordinary shares, exercise prices, restricted stock units, share data, per share data, warrants and related information have been adjusted within these financial statements, on a retroactive basis, to reflect this 1-for-3 reverse share split as if it had occurred at the beginning of the earliest period presented.

All financial information for two of the Company’s subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. (SMART Brazil) and SMART Modular Technologies do Brasil Indústria e Comércio de Componentes Ltda. (SMART do Brazil), is included in the Company’s consolidated financial statements on a one-month lag because their fiscal years begin August 1 and end July 31.

(c)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from the estimates made by management. Significant items subject to such estimates and assumptions include the useful lives of long-lived assets, the valuation of deferred tax assets and inventory, share-based compensation, the estimated net realizable value of Brazilian tax credits, income tax uncertainties and other contingencies.

(d)	Revenue Recognition

Product revenue is recognized when there is persuasive evidence of an arrangement, product delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title to the goods. All amounts billed to a customer related to shipping and handling are classified as revenue, while all costs incurred by the Company for shipping and handling are classified as cost of sales. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the consolidated statements of operations.

In addition, the Company has classes of transactions with customers that are accounted for on an agency basis (i.e., the Company recognizes as revenue the amount billed less the material procurement costs of products serviced as an agent with the cost of providing these services embedded with the cost of sales). The Company provides procurement, logistics, inventory management, temporary warehousing, kitting and packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is determined by a fee for services based on material procurement costs. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no postshipment obligations subsequent to shipment of the product under the agency arrangements.

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2017	2016	2017	2016
Service revenue, net	$9,869	$11,485	$27,853	$33,573
Cost of purchased materials - service (1)	246,498	350,231	648,886	1,136,145
Gross billings for services	256,367	361,716	676,739	1,169,718
Product net sales	197,105	138,124	510,419	354,649
Gross billings to customers	$453,472	$499,840	$1,187,158	$1,524,367

Product net sales	$197,105	$138,124	$510,419	$354,649
Service revenue, net	9,869	11,485	27,853	33,573
Net sales	$206,974	$149,609	$538,272	$388,222

(1)	Represents cost of sales associated with service revenue reported on a net basis.
(e)	Cash and Cash Equivalents

All highly liquid investments with maturities of 90 days or less from original dates of purchase are carried at cost, which approximates fair value, and are considered to be cash. Cash and cash equivalents include cash on hand, cash deposited in checking and saving accounts, money market accounts, and securities with maturities of less than 90 days at the time of purchase.

(f)	Allowance for Doubtful Accounts

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due and, thereby, reduces the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on a combination of factors including the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and historical experience.

(g)	Sales of Receivables

Designated subsidiaries of the Company may, from time to time, sell certain of their receivables to third parties. Sales of receivables are recognized at the point in which the receivables sold are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables and the subsidiaries have surrendered control over the transferred receivables. See Note 3 for further details.

(h)	Inventories

Inventories are valued at the lower of actual cost or market value. Inventory value is determined on a specific identification basis for material and an allocation of labor and manufacturing overhead. At each balance sheet date, the Company evaluates the ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product family and considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles. The Company adjusts carrying value to the lower of its cost or market value. Inventory write-downs are not reversed and create a new cost basis.

(i)	Prepaid State Value-Added Taxes (ICMS)

Since 2004, the Sao Paulo State tax authorities have granted SMART Brazil a tax benefit to defer and eventually eliminate the payment of ICMS levied on certain imports from independent suppliers. This benefit, known as an ICMS Special Regime, is subject to renewal every two years. When the then current ICMS Special Tax Regime expired on March 31, 2010, SMART Brazil timely applied for a renewal of the benefit, however, the renewal was not granted until August 4, 2010.

On June 22, 2010, the Sao Paulo authorities published a regulation allowing companies that applied for a timely renewal of an ICMS Special Regime to continue utilizing the benefit until a final conclusion on the renewal request was rendered. As a result of this publication, SMART Brazil was temporarily allowed to utilize the benefit while it waited for its renewal. From April 1, 2010, when the ICMS benefit lapsed, through June 22, 2010 when the regulation referred to above was published, SMART Brazil was required to pay the ICMS taxes on imports, which payments result in ICMS credits that may be used to offset ICMS obligations generated from sales by SMART Brazil of its products; however, the vast majority of SMART Brazil’s sales in Sao Paulo were either subject to a lower ICMS rate or were made to customers that were entitled to other ICMS benefits that enabled them to eliminate the ICMS levied on their purchases of products from SMART Brazil. As a result, from April 1, 2010 through June 22, 2010, SMART Brazil did not have sufficient ICMS collections against which to apply the credits and the credit balance increased significantly.

Effective February 1, 2011, in connection with its participation in a Brazilian government incentive program known as Support Program for the Technological Development of the Semiconductor and Display Industries Laws, or PADIS, SMART Brazil spun off the module manufacturing operations into SMART do Brazil, a separate subsidiary of the Company. In connection with this spin off, SMART do Brazil applied for a tax benefit from the State of Sao Paulo in order to obtain a deferral of state ICMS. This tax benefit is referred to as State PPB, or CAT 14. The CAT 14 approval was not obtained until July 21, 2011, and from February 1, 2011 until the CAT 14 approval was granted, SMART do Brazil did not have sufficient ICMS collections against which to apply the credits accrued upon payment of the ICMS on SMART do Brazil’s imports and inputs locally acquired, and therefore, it generated additional excess ICMS credits.

As of  May 26, 2017, the total ICMS tax credits reported on the Company’s accompanying consolidated balance sheet are R$40.5 million (or $12.7 million), of which (i) R$37.4 million (or $11.7 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$3.1 million (or $1.0 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as other noncurrent assets (R$0.9 million or $0.3 million) and prepaid expenses and other current assets (R$2.2 million or $0.7 million). As of August 26, 2016, the total ICMS tax credits reported on the Company’s accompanying consolidated balance sheet are R$39.5 million (or $12.2 million), of which (i) R$33.1 million (or $10.2 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$6.4 million (or $2.0 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as other noncurrent assets (R$2.9 million or $0.9 million) and prepaid expenses and other current assets (R$3.5 million or $1.1 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2017 through fiscal 2022. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.

In April and June 2016, SMART Brazil and SMART do Brazil, respectively, filed cases with the Brazilian tax authorities to seek approval to sell these excess ICMS credits. If approval is obtained, it is anticipated to take approximately 24 to 36 months from April 2016 to complete the sale of excess ICMS credits. Such sales of ICMS excess credits usually incur a discount to the face amount of the credits sold.

The Company expects that it will recover these excess credits by means of a sale, as such the Company recorded a valuation adjustment of R$3.0 million (or $0.9 million) in fiscal 2016, which represents the estimated discount that the Company will need to offer in order to sell the ICMS credits to other companies if and when the approval from the tax authorities is obtained. This charge is classified as cost of sales in the Company’s accompanying consolidated statement of operations.

(j)	Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the related lease terms, using the straight-line method. Estimated useful lives are presented below:

Period
Asset:
Manufacturing equipment	2 to 5 years
Office furniture, software, computers and equipment	2 to 5 years
Leasehold improvements*	2 to 60 years

*	Includes the land lease for the Penang facility with a term expiring in 2070.
(k)	Goodwill

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. As of May 26, 2017 and August 26, 2016, the carrying value of goodwill on the Company’s consolidated balance sheet was $45.4 million and $45.0 million, respectively.

When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its book value. The estimated fair value is computed using two approaches: the income approach, which is the present value of expected cash flows, discounted at a risk-adjusted weighted average cost of capital; and the market approach, which is based on using market multiples of companies in similar lines of business. If the fair value of the reporting unit is determined to be more than its book value, no goodwill impairment is recognized. The excess of the fair value of the reporting unit over the fair value of assets less liabilities is the implied value of goodwill and is used to determine the amount of impairment.

All of the $45.4 million carrying value of goodwill on the Company’s consolidated balance sheet as of May 26, 2017 is associated with the Company’s single reporting unit. No impairment of goodwill was recognized through  May 26, 2017.

The changes in the carrying amount of goodwill during the nine months ended  May 26, 2017 and fiscal 2016 are as follows (in thousands):

Total
Balance as of August 28, 2015	$43,594
Translation adjustments	1,382
Balance as of August 26, 2016	44,976
Translation adjustments	384
Balance as of May 26, 2017	$45,360

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets from the Acquisition by type as of May 26, 2017 and August 26, 2016 (dollars in thousands):

		May 26, 2017			August 26, 2016
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	5	$103,610	$(97,813)	$5,797	$103,279	$(92,326)	$10,953
Technology	4	74,535	(72,331)	2,204	74,063	(68,186)	5,877
Trademarks/tradename	5	10,137	(10,137)	—	10,092	(10,043)	49
Favorable leases	4	230	(230)	—	228	(223)	5
Total SGH		$188,512	$(180,511)	$8,001	$187,662	$(170,778)	$16,884

Amortization expense related to intangible assets totaled approximately $3.0 million, $3.3 million, $9.0 million and $9.9 million during the three and nine months ended May 26, 2017 and May 27, 2016, respectively. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Three Months Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2017	2016	2017	2016
Amortization of intangible assets classification (in thousands):
Research and development	$1,224	$1,224	$3,672	$3,672
Selling, general and administrative	1,774	2,105	5,296	6,275
Total	$2,998	$3,329	$8,968	$9,947

As of May 26, 2017, estimated amortization expenses of these intangible assets for each of the fiscal years in the remaining economic live are as follows (in thousands):

Fiscal year ending August:	Amount
Remainder of fiscal 2017	$2,975
2018	4,757
2019	269
Total	$8,001

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized during the nine months ended May 26, 2017 and May 27, 2016.

(n)	Research and Development Expense

Research and development expenditures are expensed in the period incurred.

(o)	Deferred Initial Public Offering (IPO) Costs Charge

The Company has a policy to defer all direct and incremental costs related to an IPO in order to offset the IPO proceeds. As of  May 26, 2017, the Company had $2.2 million of deferred IPO costs, which is on the Company’s consolidated balance sheets under prepaid expenses and other current assets.

(p)	Restructuring Expense

In fiscal 2016, the Company had multiple reductions-in-force in order to streamline operations and achieve operating efficiencies. During the nine months ended  May 26, 2017, the Company recorded restructuring costs of $0.5 million for severance, severance-related benefits and building-related charges, of which $0.1 million was remaining to be paid as of  May 26, 2017. During the nine months ended  May 27, 2016, the Company recorded restructuring costs of $1.1 million for severance and severance-related benefits most of which was settled prior to August 26, 2016.

(q)	Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and credit carryforwards. When necessary, a valuation allowance is recorded to reduce tax assets to amounts expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (or loss) in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in tax expense.

(r)	Foreign Currency Translation

For foreign subsidiaries using the local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expenses are translated at average exchange rates during the period. The effect of this translation is reported in other comprehensive income (loss). In fiscal 2016 and 2017, foreign currency translation was primarily impacted by the fluctuation in the Brazil Reis exchange rate, due primarily to the economic instability in Brazil. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the respective foreign subsidiaries are included in results of operations.

For foreign subsidiaries using the U.S. dollar as their functional currency, the financial statements of these foreign subsidiaries are remeasured into U.S. dollars using the historical exchange rate for property and equipment and certain other nonmonetary assets and liabilities and related depreciation and amortization on these assets and liabilities. The Company uses the exchange rate at the balance sheet date for the remaining assets and liabilities, including deferred taxes. A weighted average exchange rate is used for each period for revenues and expenses.

All foreign subsidiaries and branch offices, except those in Brazil and South Korea, use the U.S. dollar as their functional currency. The gains or losses resulting from the remeasurement process are recorded in other income (expense) in the accompanying consolidated statements of operations.

During the three and nine months ended  May 26, 2017 and  May 27, 2016, the Company recorded ($1.0) million,  $1.8 million, ($0.7) million and  $0.3 million, respectively, of foreign exchange gains (losses) primarily related to its Brazilian operating subsidiaries.

(s)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their statement of operations all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Three Months Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2017	2016	2017	2016
Stock-based compensation expense by category (in thousands):
Cost of sales	$176	$112	$444	$348
Research and development	(22)	181	423	563
Selling, general and administrative	1,235	654	2,666	2,059
Total	$1,389	$947	$3,533	$2,970

(t)	Loss Contingencies

The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of a loss and the ability to reasonably estimate the amount of loss in determining the necessity for and amount of any loss contingencies. Estimated loss contingencies are accrued when it is probable that a liability has been incurred or an asset impaired and the amount of loss can be reasonably estimated. The Company regularly evaluates the most current information available to determine whether any such accruals should be recorded or adjusted.

(u)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from net income (loss). The Company’s other comprehensive income (loss) generally consists of foreign currency translation adjustments.

(v)	Concentration of Credit and Supplier Risk

The Company’s concentration of credit risk consists principally of cash and cash equivalents and accounts receivable. The Company’s revenues and related accounts receivable reflect a concentration of activity with four customers (see Note 11). The Company does not require collateral or other security to support accounts receivable. The Company performs periodic credit evaluations of its customers to minimize collection risk on accounts receivable and maintains allowances for potentially uncollectible accounts.

The Company relies on five suppliers for the majority of its raw materials. At  May 26, 2017 and August 26, 2016, the Company owed these five suppliers $166.4 million and $164.8 million, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases from these suppliers during the three and nine months ended  May 26, 2017 and  May 27, 2016 were $0.3 billion, $0.3 billion, $0.9 billion and $0.9 billion, respectively.

(w)	New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplified the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. ASU 2017-04 will be effective for the Company beginning on December 15, 2019 and early adoption is permitted. The Company will adopt this ASU in fiscal 2017 and it does not believe the adoption will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company does not believe the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Cash Flow Statements, Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The guidance addresses eight specific cash flow classification issues with the objective of reducing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition period to each period presented. The Company does not believe the adoption of ASU 2016-15 will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company on September 1, 2017. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning on September 1, 2019 and early adoption is permitted. Although the Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and related disclosures, as disclosed in Note 9(a), the Company has over $12 million in lease commitments at May 26, 2017 and believes that the adoption will have a material impact to the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning on September 1, 2018. The Company does not believe the adoption of ASU 2016-01 will have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 will be effective for the Company beginning on September 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. The Company early adopted this ASU in fiscal 2017 and it did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued a new standard, ASU No. 2014-09, Revenue from Contracts with Customers, as amended, which will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. ASU No. 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The FASB has recently issued several amendments to the new standard, including clarification on identifying performance obligations. The amendments include ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and accordingly, will adopt the new standard effective September 1, 2018. The Company currently plans to adopt using the modified retrospective approach; however, a final decision regarding the adoption method has not been finalized at this time. The Company’s final determination will depend on a number of factors such as the significance of the impact of the new standard on the Company’s financial results, system readiness, including that of software procured from third-party providers if needed, and the Company’s ability to accumulate and analyze the information necessary to assess the impact on the financial statements, as necessary. The Company is in the initial stages of its evaluation of the impact of the new standard on its accounting policies, processes, and system requirements. The Company has assigned internal resources and, if necessary, will engage third party service providers to assist in the evaluation. Furthermore, the Company has made and will continue to make investments in its systems to enable timely and accurate reporting under the new standard. While the Company continues to assess all potential impacts under the new standard, there is the potential for significant impacts to the timing of recognition of revenue.

(x)	Subsequent Events

On May 30, 2017, the Company completed its IPO in which it issued and sold 6,095,000 of its ordinary shares, which included the exercise in full of the underwriters’ overallotment option to purchase an additional 795,000 shares, at an initial offering price of $11.00 per share. The Company received proceeds from the offering of approximately $61.1 million after deducting underwriting discounts and commissions and other offering expenses.  In addition, certain warrants issued to lenders under the Senior Secured Credit Agreement defined below, were net exercised into 1,536,955 ordinary shares.

On June 2, 2017, the Company used the net proceeds of the IPO to make a mandatory repayment of  $61.1 million aggregate principal amount of its outstanding term loans under its Senior Secured Credit Agreement.

The Company has evaluated the effects of subsequent events on its unaudited interim financial statements for the nine months ended May 26, 2017 through June 29, 2017, which is the date the consolidated financial statements were issued.

(2)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2017	2016	2017	2016
Affiliates:
Net sales	$21,554	$7,774	$48,242	$30,581
Expenses:
Management advisory fees	$1,000	$1,000	$3,000	$3,001

As of May 26, 2017 and August 26, 2016, amounts due from these affiliates were $6.8 million and $0.4 million, respectively.

Management advisory fees represent fees paid to entities affiliated with Silver Lake pursuant to a management agreement that was terminated upon closing of the IPO on May 30, 2017. Amounts payable under this agreement were $4.7 million and $1.7 million as of May 26, 2017 and August 26, 2016, respectively.

(3)	Accounts Receivable Purchasing Facility

In May 2012, SMART Modular Technologies, Inc. (SMART Modular) and SMART Modular Technologies (Europe) Limited (collectively, for this footnote only, Sellers), both wholly owned subsidiaries of the Company, entered into a Receivables Purchasing Agreement (as amended, the RPA) with Wells Fargo Bank, N.A. (Wells Fargo). Under the RPA, the Sellers can offer to sell to Wells Fargo certain Eligible Receivables (as defined in the RPA) due from certain designated customers, and Wells Fargo has the right to purchase Eligible Receivables offered for sale by Sellers. The maximum amount of Eligible Receivables that Wells Fargo can purchase is capped based upon the aggregate outstanding balances of purchased receivables which maximum is set at $50 million with sublimits assigned to each of Sellers’ customers that are approved for the program. Wells Fargo has no obligation to purchase any Eligible Receivables under the RPA. All purchases of Eligible Receivables are at a discount equal to a 2-month LIBOR plus 2.75% annual discount margin, calculated on a daily basis for the number of days between the payment of the purchase price by Wells Fargo to the Sellers and the actual collection of the Eligible Receivables by Wells Fargo from the account debtor. Purchases are also subject to a 95% advance rate with the 5% being reimbursed to the Sellers upon collection by Wells Fargo from the account debtor. Under the terms of the RPA, Sellers retain limited recourse for product warranties and commercial disputes and Wells Fargo bears the full risk of insolvency and collectability. Sellers are appointed as the agent of Wells Fargo to perform collection services. The RPA has standard representations and warranties, including for the validity and collectability of the Eligible Receivables, and various negative and affirmative covenants that are typical for arrangements of this nature. The obligations of the Sellers are jointly and severally guaranteed by SMART Worldwide and its subsidiary SMART Modular Technologies (Global), Inc. (Global). Financing under this receivables purchase program qualifies for off-balance sheet financing as the transfer of receivables to Wells Fargo represents a true-sale. The RPA will be terminated effective June 30, 2017.

During the three and nine months ended May 26, 2017 and May 27, 2016, the Sellers sold $41.2 million, $147.8 million, $153.6 million and $579.1 million of accounts receivables under the RPA respectively. The outstanding balance of receivables sold and not yet collected was approximately $22.1 million and $28.5 million as of May 26, 2017 and August 26, 2016, respectively. Total interest expense fees paid during the three and nine months ended May 26, 2017 and May 27, 2016 was $0.2 million, $0.5 million, $0.6 million and $1.6 million, respectively.

(4)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	May 26,	August 26,
	2017	2016
Raw materials	$52,537	$46,746
Work in process	19,545	10,932
Finished goods	63,407	45,388
Total inventories*	$135,489	$103,066

*	As of May 26, 2017 and August 26, 2016, 32% and 45%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	May 26,	August 26,
	2017	2016
Prepayment for VAT and other transaction taxes	$2,013	$1,478
Receivable from Purchasing Facility*	1,105	1,429
Unbilled service receivables	1,284	3,563
Prepaid income taxes	3,659	4,602
Deferred initial public offering expense	2,189	—
Deferred tax assets	—	812
Other prepaid expenses and other current assets	5,449	4,638
Total prepaid expenses and other current assets	$15,699	$16,522

*	See Note 3.

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	May 26,	August 26,
	2017	2016
Office furniture, software, computers and equipment	$17,371	$15,932
Manufacturing equipment	93,232	89,432
Leasehold improvements*	22,353	20,490
	132,956	125,854
Less accumulated depreciation and amortization	80,950	68,254
Net property and equipment	$52,006	$57,600

*	Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment was approximately $4.8 million, $4.4 million, $16.4 million and $13.4 million during the three and nine months ended  May 26, 2017 and  May 27, 2016, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	May 26,	August 26,
	2017	2016
Prepaid ICMS taxes in Brazil*	$11,683	$10,219
Prepayment for VAT and other transaction taxes	323	980
Restricted cash	6,878	6,792
Deferred tax assets	1,234	290
Other	1,818	1,656
Total other noncurrent assets	$21,936	$19,937

*	See Note 1(i)

Accrued Liabilities

Accrued liabilities consisted of (in thousands):

	May 26,	August 26,
	2017	2016
Accrued employee compensation	$13,508	$8,888
Accrued credits payable to customers	2,106	—
VAT and other transaction taxes payable	1,837	1,791
Income taxes payable	1,531	1,055
Accrued warranty reserve	302	266
Deferred tax liability	—	155
Other accrued liabilities	2,846	1,916
Total accrued liabilities	$22,130	$14,071

(5)	Income Taxes

Provision for income taxes for the three and nine-month periods presented consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2017	2016	2017	2016
Provision for Income Taxes	$3,371	$2,258	$6,156	$2,150

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

As of May 26, 2017, the Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

Determining the consolidated provision for income tax expense, income tax liabilities, and deferred tax assets and liabilities involves judgment. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates, which involves estimating current tax exposures, as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction.  The estimates used could differ from actual results, which may have a significant impact on operating results in future periods.

The amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $2.1 million for fiscal 2016.

(6)	Long-Term Debt

Senior Secured Credit Agreement

On August 26, 2011, in connection with the Acquisition, certain of the Company’s subsidiaries entered into a new senior secured credit agreement (together with all related loan documents, and as amended from time to time, prior to Amendment 4 and the ARCA, each as defined below, the Senior Secured Credit Agreement) with the lenders party thereto. The Company’s subsidiaries named as borrowers in the Senior Secured Credit Agreement and certain other subsidiaries that entered into a guarantee with respect to the Senior Secured Credit Agreement, are collectively referred to as the Loan Parties and together with SMART Malaysia, the Credit Group. The Senior Secured Credit Agreement provides for a $310 million senior secured term loan B facility and a $50 million revolving facility. The maturity dates of the term loan B facility and the revolving facility were extended to August 26, 2019 under the ARCA as discussed below. SMART Global Holding is not a party to the Senior Secured Credit Agreement. Term loans aggregating $310.0 million were issued on August 26, 2011 at a discount of 3.5% or $10.9 million, resulting in net proceeds of $299.1 million to Global and SMART Modular, wholly owned subsidiaries of SMART Worldwide and the co-borrowers under the Senior Secured Credit Agreement.

The Senior Secured Credit Agreement is jointly and severally guaranteed on a senior basis by certain subsidiaries of Global (excluding, among other subsidiaries, SMART Malaysia). In addition, the Senior Secured Credit Agreement is secured by a pledge of the capital stock of, or equity interests in, most of the subsidiaries of SMART Worldwide (including, without limitation, SMART Malaysia) and by substantially all of the assets of SMART Worldwide and the subsidiaries of SMART Worldwide, excluding the assets of SMART Malaysia and certain other subsidiaries.

Covenants. The Senior Secured Credit Agreement contains various representations and warranties and affirmative and negative covenants that are usual and customary for loans of this nature including, among other things, limitations on the Loan Parties’ ability to engage in certain transactions, incur debt, pay dividends, and make investments. If letters of credit in excess of $1.0 million in the aggregate, or any revolving loans are outstanding at the end of any fiscal quarter, then the Secured Net Leverage ratio cannot exceed 4.5:1.0 as of the end of the applicable fiscal quarter. SMART Worldwide and its subsidiaries did not have any borrowings under the revolver and did not have letters of credit in excess of $1.0 million on any measurement date during fiscal 2017. In order to draw on the revolving facility, the Secured Net Leverage Ratio cannot exceed 4.5:1.0 when taking the requested draw into account.

Interest and Interest Rates. Loans under the Senior Secured Credit Agreement bear interest at a rate equal to an applicable margin plus, at the borrowers’ option, either (i) a LIBOR rate (with a floor of 1.25% on term loans and a floor of 1.00% on revolving loans), or (ii) a base rate (with a floor of 2.25% on term loans and a floor of 2.00% on revolving loans). The applicable margin for term loans with respect to LIBOR borrowings is 7.0% and with respect to base rate borrowings is 6.0%. The interest rate on the term loans was 8.25% as of August 26, 2016. The applicable margin for revolving loans adjusts every quarter. The adjustments are based on the Secured Net Leverage Ratio for the most recent fiscal quarter for which financial statements were delivered to the lenders. The applicable margin for revolving loans with respect to LIBOR borrowings ranges from 3.75% to 4.00% and the applicable margin for revolving loans with respect to base rate borrowings ranges from 2.75% to 3.00%. Interest on base rate loans under the Senior Secured Credit Agreement is payable on the last day of each February, May, August and November. Interest on LIBOR-based loans under the Senior Secured Credit Agreement is payable every one, two, three, six, nine or twelve months after the date of each borrowing, dependent on the particular interest rate selected with respect to such borrowing.

Principal Payments. The Senior Secured Credit Agreement required quarterly scheduled principal payments of term loans. These quarterly principal repayments were reduced from their original amounts as a result of the April 2012 Prepayment and January 2014 Prepayment discussed below. During the three and nine months ended May 26, 2017 and May 27, 2016, SMART Worldwide and Memory made scheduled principal payments of $3.9 million, $3.3 million, $11.6 million and $9.9 million, respectively.

Prepayments . The borrowers have the right at any time to make optional prepayments of the principal amounts outstanding under the Senior Secured Credit Agreement. On or about April 9, 2012, certain of the subsidiary borrowers made a discounted prepayment of $25 million resulting in a principal reduction of $36.7 million (the April 2012 Prepayment). The April 2012 Prepayment was made at a 32% discount to par value and resulted in an $8.9 million gain on early repayment of long-term debt in fiscal 2012. The Company incurred $0.2 million of agent and attorney fees in connection with the April 2012 Prepayment. On or about January 7, 2014, the subsidiary borrowers made another discounted prepayment in the amount of $6.6 million resulting in a principal reduction of $7.5 million (the January 2014 Prepayment). The January 2014 Prepayment was made at a 12% discount to par value and resulted in a $0.4 million gain on early repayment of long-term debt in the second quarter of fiscal 2014.

The Senior Secured Credit Agreement also requires certain mandatory prepayments of principal whereby the borrowers must prepay outstanding loans, subject to certain exceptions, which includes, among other things:

•

75% of excess cash flow after each fiscal year if the Secured Net Leverage Ratio is greater than 2.0:1.0; 50% of excess cash flow if the Secured Net Leverage Ratio is greater than 1.5:1.0 but less than or equal to 2.0:1.0; 25% of excess cash flow if the Secured Net Leverage Ratio is greater than 1.0:1.0 but less than or equal to 1.5:1.0; and 0% of excess cash flow if the Secured Net Leverage Ratio is less than or equal to 1.0:1.0, which amounts will be reduced by any permitted voluntary prepayments of principal made in the applicable fiscal year;

•	100% of the net cash proceeds of certain asset sales or other dispositions of property of SMART Worldwide or any restricted subsidiary, subject to the borrowers’ rights to reinvest the proceeds; and
•	100% of the net cash proceeds of incurrence of certain debt by any restricted subsidiary, other than proceeds from certain debt to be incurred under the Senior Secured Credit Agreement.

During fiscal 2016, no mandatory prepayments were required.

The Company incurred approximately $18.4 million in debt issuance costs upon entering into the Senior Secured Credit Agreement. Debt issuance costs related to this loan and the debt discount of $10.9 million are being amortized to interest expense based on the effective interest rate method over the life of this loan. The April 2012 Prepayment resulted in a write-off of $2.9 million of original issue discount and debt issuance fees. The January 2014 Prepayment resulted in a write-off of $0.4 million of original issue discount and debt issuance fees.

As of December 4, 2015, the Credit Group entered into Amendment No. 3 to the Credit Agreement (Amendment 3) which enabled the Credit Group to draw on the revolving facility if the Secured Net Leverage Ratio did not exceed 5.5:1.0 in the first fiscal quarter of 2016; if the Secured Net Leverage Ratio did not exceed 6.75:1.0 in the second fiscal quarter of 2016; and if the Secured Net Leverage Ratio did not exceed 5.75:1.0 in the third fiscal quarter of 2016; in each instance when taking the requested draw into account. Additionally, until August 26, 2016, Amendment 3 further limited the Credit Group’s ability to, among other things, incur additional indebtedness, permit liens, make investments, sell assets, make restricted payments or prepay junior debt.

On November 29, 2016, the Credit Group received all required approvals from the Lenders and entered into Amendment No. 4 to the Credit Agreement (Amendment 4) dated as of November 5, 2016 (the Amendment Date) which, among other things, adopted the Amended and Restated Credit Agreement among SMART Worldwide, Global, SMART Modular and the Loan Parties and lenders party thereto (the ARCA or debt extension). Pursuant to Amendment 4, the borrowers agreed to pay the Administrative Agent a fee in the amount of $1 million pursuant to a separate agreement and a fee, to be paid in the form of an additional term loan, in the amount of $5 million for the ratable account of the term lenders party to Amendment 4. Additionally, SMART Global Holdings was obligated to make an aggregate equity investment of at least $9.9 million in cash in Global, and SMART Global Holdings was obligated on the Amendment Date to issue warrants (the Lender Warrants) to purchase 20%, on a pro forma basis, of the then outstanding ordinary shares of SMART Global Holdings, to the term lenders party to Amendment 4 upon the signing of Amendment 4, which Warrants are exercisable at $0.03 per share, with warrants totaling 10% of SMART Global Holdings then outstanding shares exercisable immediately and warrants to purchase an additional 10% of SMART Global Holdings then outstanding shares, exercisable only if there are balances still outstanding on the term loans at the one year anniversary of the effective date of the Amendment Date. The relative fair value of the warrants and the fees payable to the lenders in connection with the ARCA were recorded as debt discount and will result in additional interest expense over the amended term of the loan using the effective interest method following debt modification accounting.

Under the terms of the ARCA, the maturity date of the term loans and the revolving loans was extended to August 26, 2019. If there are balances still outstanding on the term loans at the one year anniversary of the ARCA, the borrowers are obligated to pay an additional fee to the term lenders of $5 million in cash. In addition, the ARCA increases the quarterly scheduled principal payments of term loans to $3,875,000 per quarter to be paid on the last day of each fiscal quarter starting November 25, 2016. The balance of the principal amount then outstanding is due in full on the maturity date of August 26, 2019. Additionally the ARCA further limited the Credit Group’s ability to, among other things, incur additional indebtedness, permit liens, make investments, sell assets, retain cash proceeds from the sale of assets, make restricted payments or prepay junior debt. The ARCA reduces the limit on the allowable sale or factoring of accounts receivables to $60 million as of the ARCA effective date and to $50 million on the first anniversary of the Amendment Date if there are still balances outstanding on the term loans on such date. The ARCA also requires the borrowers to repay principal after the end of each quarter in an amount equal to any cash and cash equivalents on the balance sheet for such quarter, in excess of $25 million; provided that, for the fiscal quarters ended November 25, 2016 and February 24, 2017 such prepayment shall not be in an amount that would cause the Secured Net Leverage Ratio to exceed the amount permissible to incur all amounts of revolving loans otherwise available under the revolving commitments provided under the ARCA. Under the terms of the ARCA the borrowers can no longer reinvest in the Credit Group, proceeds from the sale of assets which proceeds must be used to repay principal except that, in certain situations the borrowers may retain an aggregate of $40 million from such sale proceeds solely to the extent necessary to meet the requirement to have a total of unrestricted cash and cash equivalents plus available unused funds under the revolving commitments equal to $40 million during the 60 days following receipt of such proceeds. Early mandatory repayments of principle are applied in the reverse order of maturity.

Under the ARCA the interest rate charged on loans has been amended to be a rate equal to an applicable margin plus, at the borrowers’ option, either (i) a LIBOR rate (with a floor of 1.25% on term loans and a floor of 1.00% on revolving loans), or (ii) a base rate (with a floor of 2.25% on term loans and a floor of 2.00% on revolving loans). The applicable margin for term loans with respect to LIBOR borrowings is 8.0% increasing to 8.75% on the first anniversary of the effective date of the ARCA if there are balances still outstanding on the term loans on such date, and with respect to base rate borrowings is 7.0% increasing to 7.75% on the first anniversary of the ARCA if there are balances still outstanding on term loans on such date. The applicable margin for revolving loans continues to adjust every quarter with such adjustments are now based on the Secured Leverage Ratio for the most recent fiscal quarter for which financial statements were delivered to the lenders. The applicable margin for revolving loans with respect to LIBOR borrowings remains in the range of 3.75% to 4.00% and the applicable margin for revolving loans with respect to base rate borrowings remains in the range of 2.75% to 3.00%. Interest on base rate loans under the ARCA is payable on the last day of each February, May, August and November. Interest on LIBOR-based loans under the ARCA is payable every one, two, three, six, nine or twelve months after the date of each borrowing, dependent on the particular interest rate selected with respect to such borrowing.

As of May 26, 2017, the outstanding principal balance of term loans under the Senior Secured Credit Agreement was $212.1 million and there were no outstanding revolving loans. As of August 26, 2016, the outstanding principal balance of term loans under the Senior Secured Credit Agreement was $218.8 million and there were no outstanding revolving loans. The fair value of the term loans as of May 26, 2017 and August 26, 2016 was estimated to be approximately $212.7 million and $192.5 million, respectively. As of May 26, 2017 and August 26, 2016, since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES, referred to as the BNDES 2013 Credit Agreement. Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $15.8 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. SMART Brazil’s obligations under the BNDES 2013 Credit Agreement are guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee is in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement. As of both May 26, 2017 and August 26, 2016, the committed amount was R$6.0 million (or $1.9 million), which is shown on the Company’s consolidated balance sheets as restricted cash in other noncurrent assets.

Approximately half of the available debt under the BNDES 2013 Credit Agreement accrues interest at a fixed rate while the other half accrues interest at a floating rate. The facility under the BNDES 2013 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment being due on July 15, 2019.

As of May 26, 2017, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$28.8 million (or $9.0 million), of which R$14.2 million (or $4.4 million) accrues interest at the fixed rate of 3.5% and R$14.6 million (or $4.6 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum. As of August 26, 2016, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$38.2 million (or $11.8 million), of which R$18.9 million (or $5.8 million) accrues interest at the fixed rate of 3.5% and R$19.3 million (or $6.0 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $16.5 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

SMART Brazil’s obligations under the BNDES 2014 Credit Agreement are also guaranteed by Itaú Bank, which guarantee is in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 30.31% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2014 Credit Agreement, or approximately R$16.0 million (or $5.0 million) of required cash balances, which is shown on the Company’s consolidated balance sheets as restricted cash in other noncurrent assets.

The available debt under the BNDES 2014 Credit Agreement accrues interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal payment being due on July 15, 2020.

As of May 26, 2017 and August 26, 2016, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was R$42.9 million (or $13.4 million) and R$52.8 million (or $16.3 million), respectively.

While the BNDES Agreements do not include any financial covenants, they contain affirmative and negative covenants customary for loans of this nature, including, among other things, an obligation to comply with all laws and regulations; a right for BNDES to terminate the loan in the event of a change of effective control; and a prohibition against the disposition or encumbrance, without BNDES consent, of intellectual property developed with the funds from the loans. The BNDES 2013 Credit Agreement includes an obligation to draw down the entire loan within specified periods of time or pay unused commitment fees of 0.1%. The BNDES 2014 Credit Agreement required a loan fee of 0.3% of the total face amount of the loan facility.

The fair value of amounts outstanding under the BNDES Agreements as of May 26, 2017 and August 26, 2016 was estimated to be approximately $17.9 million and $19.4 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

The Senior Secured Credit agreement and the BNDES Agreements are classified as follows in the accompanying consolidating balance sheets (in thousands):

	May 26,	August 26,
	2017	2016
Term loan	$212,135	$218,760
BNDES 2013 principal balance	9,002	11,785
BNDES 2014 principal balance	13,411	16,306
Unamortized 3.5% debt discount	(1,036)	(1,716)
Unamortized debt issuance costs	(22,578)	(2,432)
Net amount	210,934	242,703
Current portion of long-term debt	(13,024)	(17,116)
Long-term debt	$197,910	$225,587

The future minimum principal payments under the ARCA and the BNDES Agreements as of May 26, 2017 are (in thousands):

	ARCA	BNDES	TOTAL
Fiscal year ending August:
Remainder of fiscal 2017	$3,875	$2,032	$5,907
2018	15,500	8,127	23,627
2019	192,760	8,127	200,887
2020	—	4,127	4,127
Total	$212,135	$22,413	$234,548

(7)	Financial Instruments

Fair Value of Financial Instruments

The fair value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximates the carrying amount due to the relatively short maturity of these items. Cash and cash equivalents consist of funds held in general checking and savings accounts, money market accounts, and securities with maturities of less than 90 days at the time of purchase. The Company does not have investments in variable rate demand notes or auction rate securities.

The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets to identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

•

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company’s Level 1 assets include money market funds that are classified as cash equivalents and restricted cash which is classified under long-term assets.

•

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets and liabilities. The Company’s Level 2 liabilities include the term loans under the Senior Secured Credit Agreement and the BNDES Credit Agreements that are classified as long-term debt.

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not have any financial instruments measured under Level 3 as of May 26, 2017 and August 26, 2016.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of May 26, 2017:
Assets
Cash and cash equivalents	$22.3	$—	$—	$22.3
Restricted cash(1)	6.9	—	—	6.9
Total assets measured at fair value	$29.2	$—	$—	$29.2
Liabilities				—
Term loan	$—	$212.7	$—	$212.7
BNDES Credit Agreements	—	17.9	—	17.9
Total liabilities measured at fair value(2)	$—	$230.6	$—	$230.6
Balances as of August 26, 2016:
Assets
Cash and cash equivalents	$58.6	$—	$—	$58.6
Restricted cash(1)	6.8	—	—	6.8
Total assets measured at fair value	$65.4	$—	$—	$65.4
Liabilities				—
Term loan	$—	$192.5	$—	$192.5
BNDES Credit Agreements	—	19.4	—	19.4
Total liabilities measured at fair value(2)	$—	$211.9	$—	$211.9

(1)	Included in other noncurrent assets on the Company's consolidated balance sheets - see Note 4.
(2)	Included under long-term debt on the Company's consolidated balance sheets.
(8)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which has been amended and restated and is now known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (the SGH Plan). The SGH Plan provides for grants of equity awards to employees, directors and consultants of SMART Global Holdings and its subsidiaries. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date with either a one-year or a two-year cliff and then monthly thereafter, and generally have a ten year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of May 26, 2017, there were  1,500,000 ordinary shares reserved for issuance under the SGH Plan, of which  1,500,000 ordinary shares were available for grant. As of August 26, 2016, there were  8,099,219 ordinary shares reserved for issuance under the SGH Plan, of which  1,708,433 ordinary shares were available for grant.

On May 5, 2017, the shareholders of the Company authorized the creation of an additional 530,000,000 ordinary shares and an increase in the share capital  from $700,000 divided into 70,000,000 shares of a par value of $0.01 each, to $6,000,000 divided into 600,000,000 shares of a par value of $0.01 each, followed by the consolidation of all of the 600,000,000 shares with a par value of $0.01 each (issued and unissued)  into 200,000,000 shares with a par value of $0.03 each (issued and unissued). The effect of these actions was that the Company’s ordinary shares were reduced by a one-for-three reverse split, the par value was increased from $0.01 to $0.03 and the authorized ordinary shares increased to 200,000,000 shares on a post-split basis.

Tender Offer

On April 25, 2016, the Company offered the SGH Plan option holders the opportunity to exchange certain outstanding and unexercised grants with exercise prices higher than $11.55 per share, for new replacement grants with the following terms: (a) an exercise price of $11.55 per share, (b) a lower number of shares based on pre-determined formula, (c) a vesting schedule of 2 years with 50% vesting on first anniversary and the balance vesting quarterly over the second year, and (d) a new ten-year term.

On May 23, 2016, the Tender Offer was completed and resulted in 1,652,575 options being cancelled, in exchange for 811,277 replacement options. As a result of the Tender Offer, there was an option modification charge of $2.7 million which will be expensed over the next 2 years, which is the vesting period of the replacement grants.

Summary of Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The fair value of the ordinary shares underlying the Company’s equity awards has historically been determined by the Company’s board of directors. Because there has been no public market for the Company’s ordinary shares and in the absence of recent arm’s-length cash sales transactions of the Company’s ordinary shares with independent third parties, the Company’s board of directors has determined the fair value of the Company’s ordinary shares by considering at the time of grant a number of objective and subjective factors, including the following: the value of tangible and intangible assets of the Company, the present value of anticipated future cash flows of the Company, the market value of stock or equity interests in similar corporations and other entities engaged in businesses substantially similar to those engaged in by the Company, the Company’s current financial condition and anticipated expenses, control discounts for the lack of marketability, the Company’s need for additional capital, current and potential strategic relationships and competitive developments and periodic valuations from an independent third-party valuation firm.

The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies. The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the historical exercise patterns. The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the end of the quarter in which the option was granted.

The following assumptions were used to value the Company’s stock options:

	Three Months Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2017	2016	2017	2016
Stock options:
Expected term (years)	6.25	6.25	6.25	6.25
Expected volatility	46.03%	54.38%	54.41%-55.75%	49.46% - 54.38%
Risk-free interest rate	2.03%	1.52%	1.96% - 2.03%	1.39% - 1.82%
Expected dividends	—	—	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

		Weighted	average
		average	remaining
		per share	contractual	Aggregate
		exercise	term	intrinsic
SGH Plan:	Shares	price	(years)	value
Options outstanding at August 26, 2016	1,528	$10.80	7.36	$2,373
Options granted	439	14.88
Options exercised	(143)	2.38
Options cancelled	(80)	11.40
Options outstanding at May 26, 2017	1,744	$12.46	7.55	$3,998
Options exercisable at May 26, 2017	822	$11.21	6.03	$3,124
Options vested and expected to vest at May 26, 2017	1,657	$12.36	7.65	$3,956

The Black-Scholes weighted average fair value of options granted under the SGH Plan during the three and nine months ended May 26, 2017 was $7.16 and $7.03 per share, respectively. The total intrinsic value of employee stock options exercised in both the three and nine months ended May 26, 2017 was $0.7 million. As of May 26, 2017, there was approximately $11.9 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 2.43 years.

SGH Plan—Restricted Stock Units and Restricted Stock Awards

A summary of the changes in RSAs and RSUs outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
SGH Plan:	Shares	per share	value
Awards outstanding at August 26, 2016	4	$26.97	$40
Awards granted	490	7.75
Awards vested and paid out	(1)	26.97
Awards outstanding at May 26, 2017	493	$7.87	$6,527

The share-based compensation expense related to RSAs and RSUs during the three and nine months ended May 26, 2017 and May 27, 2016, was approximately $0.3 million, $8 thousand, $0.4 million and $32 thousand, respectively. The total fair value of shares vested during the three and nine months ended May 26, 2017 and May 27, 2016 was approximately $0, $0, $13 thousand and $16 thousand, respectively.

Equity Rights and Restrictions

The holders of ordinary shares of SMART Global Holdings are entitled to such dividends and other distributions as may be declared by the board of directors of SMART Global Holdings from time-to-time, out of the funds of SMART Global Holdings lawfully available therefor.

All SMART Global Holdings shares owned by employees (Employee Shares) and owned by Lenders (Lender Shares), and all shares underlying the SMART Global Holdings options (Option Shares), RSUs (RSU Shares) and Lender Warrants (Warrant Shares; Employee Shares, Lender Shares, Option Shares, RSU Shares and Warrant Shares are collectively referred to as Restricted Shares) are subject to either the Employee Investors Shareholders Agreement dated August 26, 2011 (the Employee Investors Shareholders Agreement) or the Amended and Restated Investors Shareholders Agreement dated as of November 5, 2016 (as amended by Amendment No. 2 and subsequent amendments, the Amended and Restated Investors Shareholders Agreement; the Employee Investors Shareholders Agreement and the Amended and Restated Investors Shareholders Agreement are collectively referred to as the Shareholders Agreements). Under the terms of the Shareholders Agreements, the Restricted Shares cannot be sold or otherwise transferred except under limited circumstances and are subject to lock-up restrictions in the event of an initial public offering. Additionally, all Restricted Shares are subject to an irrevocable proxy granted to Silver Lake to vote or act on behalf of the shareholders of the Restricted Shares in connection with any and all matters set forth in the Shareholders Agreements as to which any vote or actions may be requested or required.

Additionally, all shares owned by Silver Lake and their affiliates, all Lender Shares and all shares underlying Lender Warrants, and certain of the Employee Shares and shares underlying certain Option Shares and RSU shares, are subject to underwriters’ lock-up agreements which prohibit any transactions until November 20, 2017.

(b)	Savings and Retirement Program

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the three and  nine months ended  May 26, 2017 and  May 27, 2016 were approximately $0.3 million, $0.2 million, $0.8 million and $0.6 million, respectively.

(9)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases during the three and nine months ended  May 26, 2017 and  May 27, 2016 was $0.7 million, $0.6 million, $2.1 million, and $1.7 million, respectively.

Future minimum lease payments under all leases as of  May 26, 2017 are as follows (in thousands):

Amount
Fiscal year ending August:
Remainder of fiscal 2017	$667
2018	2,634
2019	2,479
2020	2,401
2021	2,241
Thereafter	1,701
Total	$12,123

(b)	Product Warranty and Indemnities

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized, or in the period that a specific issue arises as to the functionality of a Company’s product. The amounts of the reserves are based on established terms and the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Three Months Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2017	2016	2017	2016
Beginning accrued warranty reserve	$303	$316	$266	$290
Warranty claims	(58)	(99)	(302)	(207)
Provision for product warranties	57	77	338	211
Ending accrued warranty reserve	$302	$294	$302	$294

Product warranty reserves are recorded in accrued liabilities in the accompanying consolidated balance sheets.

In addition to potential liability for warranties related to defective products, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless its customers and suppliers from damages and costs, which may arise from product defects as well as from any alleged infringement by its products of third-party patents, trademarks or other proprietary rights. The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnities. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, to date, the Company has not had to reimburse any of its customers or suppliers for any losses related to these indemnities. The Company has not recorded any liability in its financial statements for such indemnities.

(c)	Legal Matters

From time to time, the Company is involved in legal matters that arise in the normal course of business. Litigation in general and intellectual property, employment and shareholder litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company believes that it has defenses to the cases pending, including those set forth below. Except as noted below, the Company is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from such legal matters, and accordingly, no provision for any potential loss, which may result from the resolution of these matters, has been recorded in the accompanying consolidated financial statements.

Netlist

On September 10, 2012, SMART Modular filed a complaint in the Eastern District of California against Netlist alleging infringement of certain claims of SMART Modular’s U.S. Patent No. 8,250,295 (the ‘295 patent) and seeking, among other things, a preliminary injunction. Netlist filed certain counterclaims alleging, among other things, attempted monopolization, collusion, unfair competition, fraud on the U.S. Patent and Trademark Office (the USPTO) and sham litigation, and asserting that the ‘295 patent is invalid. The counterclaims do not specify the amount of damages. Netlist also filed a request for reexamination of the ‘295 patent in the USPTO. On May 30, 2013, the court denied SMART Modular’s motion for a preliminary injunction and granted a stay in the proceedings pending the outcome of the reexamination. On or about April 29, 2014, the USPTO issued a non-final Action Closing Prosecution (ACP) confirming the patentability of the original claims of SMART Modular’s ‘295 patent and rejecting certain claims added during the reexamination process. On May 29, 2014, after the ACP, SMART Modular filed comments requesting that all of the original claims and certain of the added claims be confirmed as patentable. On June 30, 2014, Netlist filed comments challenging SMART Modular’s comments to the ACP. On August 4, 2015, the USPTO rejected Netlist’s challenges and affirmed its previous decision confirming the patentability of the original claims of SMART Modular’s ‘295 patent. On September 4, 2015, Netlist filed an appeal of the USPTO examiner’s decision to the Patent Trial and Appeals Board (the PTAB). On February 25, 2016, the USPTO ruled in favor of SMART and on September 21, 2016, the court granted SMART’s motion to lift the stay in the Eastern District of California case. On November 14, 2016, the PTAB reversed the examiner’s decision to confirm certain claims of SMART Modular’s ‘295 patent and reversed the examiner’s decision to determine that certain newly added claims are patentable. On February 22, 2017, Netlist filed a motion to reinstate the stay in the court proceedings pending the outcome of the USPTO proceedings. SMART Modular filed an opposition to this motion, which is pending. On May 8, 2017, the USPTO examiner rejected certain claims of the ‘295 patent. On June 8, 2017, SMART Modular filed in the USPTO, its response to the examiner’s May 8, 2017 decision and is evaluating the next course of action with respect to the proceedings in the Eastern District of California.

On July 1, 2013, Netlist filed a lawsuit in the Central District of California against SMART Modular alleging claims very similar to Netlist’s counterclaims set forth in the Eastern District case. Netlist later amended its complaint to add additional parties, including SMART Worldwide. Netlist has sought compensatory damages for the harm it claims to have suffered, as well as an award of treble damages and attorneys’ fees. The claims against SMART Modular and SMART Worldwide were transferred to the Eastern District of California.

The Company believes that there are valid defenses to all of the claims and counterclaims made by Netlist and that the claims are without merit. SMART Modular and SMART Worldwide intends to vigorously fight the claims and counterclaims. The Company believes that the likelihood of any material charge resulting from these claims is remote.

(d)	Contingencies

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117 million (or $36.6 million) (the First Assessment). The assessment was from the federal tax authorities of Brazil and related to four taxes in connection with importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.9 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

The Company believes that SMART Brazil used the correct product code on its imports and that none of the above assessments are due. In March 2012, SMART Brazil filed defenses to the First Assessment and the Second Assessment. On May 2, 2013, the first level administrative tax court issued a ruling in favor of the tax assessor and against SMART Brazil on the First Assessment. On May 31, 2013, SMART Brazil filed an appeal to the second level tax court known as CARF. The appeal was heard on November 26, 2013 and the Company received a unanimous favorable ruling rejecting the position of the tax authorities. This ruling was published by the tax authorities and made official in February 2014. Subsequently, the tax authorities filed a request for clarification and on September 17, 2014, the Company received a unanimous ruling rejecting the request from the tax authorities for clarification. On November 7, 2014, the tax authorities notified CARF that they would not be appealing the CARF decision, and the First Assessment has been extinguished. SMART Brazil has not received a decision from the first level administrative court with respect to the Second Assessment.

On December 12, 2013, SMART Brazil received another notice of assessment in the amount of R$3.6 million (or $1.1 million) with respect to the same import-related tax issues and penalties discussed above for 2012 and 2013 (the Third Assessment). The Third Assessment does not seek import duties and related taxes on Dynamic Random Access Memory (“DRAM”) products and only seeks import duties and related taxes on Flash unmounted components with respect to the months of January 2012 to June 2012. This is because SMART Brazil’s imports of DRAM unmounted components were subject to 0%, and, after June 2012, SMART Brazil’s imports of Flash unmounted components became subject to 0%, import duties and related taxes, both as a result of PADIS. Even with this 0%, if SMART Brazil is found to have used the incorrect product classification code, SMART Brazil will be subject to an administrative penalty equal to 1% of the value of the imports. SMART Brazil has filed defenses to the Third Assessment. The Company believes that SMART Brazil used the correct product code on its imports and that the Third Assessment is incorrect. SMART Brazil intends to vigorously fight this matter. Although SMART Brazil did not receive the Third Assessment until December 12, 2013, the Third Assessment was issued before the CARF decision in favor of SMART Brazil on the First Assessment as discussed above was published.

The amounts claimed by the tax authorities on the Second Assessment and on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$14.2 million (or $4.4 million) and R$13.3 million (or $4.1 million) as of  May 26, 2017 and August 26, 2016, respectively.

As a result of the CARF decision in favor of SMART Brazil on the First Assessment, the Company believes that the probability of any material charges as a result of the Second Assessment and the Third Assessment is remote and the Company does not expect the resolution of these disputed assessments to have a material impact on its consolidated financial position, results of operations or cash flows. While the Company believes that the Second Assessment and the Third Assessment are incorrect, there can be no assurance that SMART Brazil will prevail in the disputes.

(10)	Segment and Geographic Information

The Company operates in one reportable segment: the design, manufacture and sale of specialty memory solutions and services to the electronics industry. The Company’s chief operating decision-maker, the President and CEO, evaluates financial performance on a company-wide basis.

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, and property and equipment by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2017	2016	2017	2016
Geographic Net Sales:
U.S.	$36,595	$24,232	$106,211	$75,188
Brazil	109,288	79,784	263,550	179,020
Asia	48,306	34,659	131,275	103,326
Europe	6,575	6,028	21,554	17,881
Other Americas	6,210	4,906	15,682	12,807
Total	$206,974	$149,609	$538,272	$388,222

	May 26,	August 26,
	2017	2016
Property and Equipment, Net:
U.S.	$3,285	$2,908
Brazil	40,913	44,339
Malaysia	5,317	6,722
Other	2,491	3,631
Total	$52,006	$57,600

(11)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	May 26, 2017		May 27, 2016		May 26, 2017		May 27, 2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales
	(unaudited)				(unaudited)
Customer A	$41,992	20%	$18,788	13%	$101,453	19%	$55,050	14%
Customer B	34,353	17%	25,527	17%	84,328	16%	74,141	19%
Customer C	21,237	10%	—	0%	—	0%	—	0%
Customer D	—	0%	18,077	12%	—	0%	—	0%
Customer E	—	0%	36,394	24%	—	0%	49,831	13%
	$97,582	47%	$98,786	66%	$185,781	35%	$179,022	46%

As of May 26, 2017, four direct customers that represented less than 10% of net sales, Customers F, D, G and H, accounted for approximately 27%, 18%, 14% and 11% of accounts receivable, respectively. As of August 26, 2016, direct customer Customer F accounted for approximately 28% of accounts receivable.

(12)	Net Income (Loss) Per Share

Basic net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted average of ordinary shares outstanding during the period. Diluted net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average of ordinary shares and dilutive potential ordinary shares outstanding during the period. Dilutive potential ordinary shares consist of dilutive shares issuable upon the exercise of outstanding stock options and vesting of RSUs computed using the treasury stock method. The dilutive weighted shares are excluded from the computation of diluted net loss per share when a net loss is recorded for the period as their effect would be anti-dilutive.

The following table sets forth for all periods presented the computation of basic and diluted net income (loss) per ordinary share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$7,958	$(1,345)	$2,414	$(18,499)
Denominator:
Weighted average ordinary shares, basic	13,986	13,832	13,909	14,147
Weighted average ordinary shares equivalent from stock options, awards and warrants
	1,969	—	1,321	—
Weighted average ordinary shares and ordinary share equivalents outstanding, diluted	15,955	13,832	15,230	14,147
Basic income (loss) per share	$0.57	$(0.10)	$0.17	$(1.31)
Diluted income (loss) per share	$0.50	$(0.10)	$0.16	$(1.31)
Anti-dilutive weighted shares excluded from the computation of diluted net income (loss) per share	1,359	2,260	1,226	2,300

(13)	Other Income (Expense), Net

The following table provides the detail of other income (expense), net as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 26,	May 27,	May 26,	May 27,
	2017	2016	2017	2016
Foreign currency gains (losses)	$(1,009)	$1,807	$(747)	$255
Loss on extinguishment of debt	—	—	(1,386)	—
Other	247	295	469	475
Total other income (expense), net	$(762)	$2,102	$(1,664)	$730

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our prospectus (the “Prospectus”) dated May 23, 2017 as filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), relating to our Registration Statement on Form S-1(File No. 333-217539). This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in the Prospectus and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

SMART Global Holdings, Inc. (“SMART”) is a global leader in specialty memory solutions, serving the electronics industry for over 25 years. SMART delivers components, modules and solutions to a broad original equipment manufacturer (“OEM”) customer base, in computing, networking, communications, storage, mobile and industrial markets. Customers rely on SMART as a strategic supplier offering extensive customer specific design capabilities and quality products with value added testing services, technical support, a global footprint and the ability to provide locally manufactured memory products in multiple geographies. SMART’s global, diversified customer base of over 250 customers includes some of the most well-recognized names in the technology industry. Its strategic presence in the United States, Europe, Asia and Latin America enables SMART to provide customized, integrated supply chain services assisting OEM customers in the management and execution of their procurement processes and asset management on a worldwide basis. In Brazil, SMART has established itself as a market leader as the largest in-country manufacturer of mobile memory products for smartphones, and the largest in-country manufacturer of memory components and modules for desktops, notebooks and servers. We believe SMART’s close collaboration with customers while providing custom designs, extended life cycle solutions and proprietary supply chain services, creates significant customer engagements and loyalty.

Results of Operations

The following is a summary of our results of operations for the three and nine months ended May 26, 2017 and May 27, 2016 (in thousands):

	Three Months Ended				Nine Months Ended
	May 26, 2017	% of sales*	May 27, 2016	% of sales*	May 26, 2017	% of sales*	May 27, 2016	% of sales*
	(in thousands, other than per share data)
Consolidated Statement of Operations Data:
Net sales	$206,974	100%	$149,609	100%	$538,272	100%	$388,222	100%
Cost of sales (1)	159,599	77%	118,997	80%	424,030	79%	311,166	80%
Gross profit	47,375	23%	30,612	20%	114,242	21%	77,056	20%
Operating expenses:
Research and development (1) (2)	8,797	4%	9,667	6%	28,442	5%	27,763	7%
Selling, general and administrative (1) (2)	17,193	8%	14,680	10%	49,037	9%	42,963	11%
Management advisory fees	1,000	0%	1,000	1%	3,000	1%	3,001	1%
Restructuring	—	0%	128	0%	457	0%	1,143	0%
Total operating expenses	26,990	13%	25,475	17%	80,936	15%	74,870	19%
Income from operations	20,385	10%	5,137	3%	33,306	6%	2,186	1%
Other income (expense):
Interest expense, net	(8,294)	(4%)	(6,326)	(4%)	(23,072)	(4%)	(19,265)	(5%)
Other income (expense), net	(762)	0%	2,102	1%	(1,664)	0%	730	0%
Total other expense	(9,056)	(4%)	(4,224)	(3%)	(24,736)	(5%)	(18,535)	(5%)
Income (loss) before income taxes	11,329	5%	913	1%	8,570	2%	(16,349)	(4%)
Provision for income taxes	3,371	2%	2,258	2%	6,156	1%	2,150	1%
Net income (loss)	$7,958	4%	$(1,345)	(1%)	$2,414	0%	$(18,499)	(5%)
Net income (loss) per share, basic	$0.57		$(0.10)		$0.17		$(1.31)
Net income (loss) per share, diluted	$0.50		$(0.10)		$0.16		$(1.31)
Shares used in computing basic net income (loss) per share
	13,986		13,832		13,909		14,147
Shares used in computing diluted net income (loss) per share
	15,955		13,832		15,230		14,147

* Summations may not compute precisely due to rounding.

(1) Includes share-based compensation expense as follows:

Cost of sales	$176		$112		$444		$348
Research and development	(22)		181		423		563
Selling, general and administrative	1,235		654		2,666		2,059

(2) Includes amortization of intangible assets expense as follows:

Research and development	$1,224		$1,224		$3,672		$3,672
Selling, general and administrative	1,774		2,105		5,296		6,275

Three and Nine Months Ended May 26, 2017 as Compared to the Three and Nine Months Ended May 27, 2016

Net Sales

Net sales increased by $57.4 million, or 38.3%, during the three months ended May 26, 2017 compared to the same period in the prior year, and by $150.1 million, or 38.7%, during the nine months ended May 26, 2017 compared to the same period in the prior year. The increase was primarily due to a 21% and 65% higher sales volume of mobile memory products in Brazil, for the three and nine-month periods, respectively, which was driven in part by new product introductions of higher density embedded multi-chip packages (“eMCP”) products and the increase in local content requirements from 40% to 50% for mobile memory products for smartphones. Strategic investments to increase production capacity in prior periods helped enable us to meet the increased demand in the Brazil mobile memory market. Our specialty DRAM sales also increased and were positively impacted by overall strength in the worldwide DRAM market, leading to 54% and 55% higher volume and 47% and 27% increases in the average selling prices for the three and nine-month periods, respectively, as well as strength in the server, networking and communications markets.

Cost of Sales

Cost of sales increased by $40.6 million, or 34.1%, during the three months ended May 26, 2017 compared to the same period in the prior year, primarily due to an increase of 38% in the cost of materials for the higher level of sales, as well as higher depreciation in Brazil due to the technology transition from third generation double-data-rate (“DDR3”) Fine-pitch Ball Grid Array (“FBGA”) packaging to fourth generation double-data-rate (“DDR4”) flip chip, and higher production costs related to the increased revenue. Included in the cost of sales increase was an unfavorable foreign exchange impact of $1.6 million due to locally sourced cost of sales in Brazil.

Cost of sales increased by $112.9 million, or 36.3%, during the nine months ended May 26, 2017 compared to the same period in the prior year, primarily due to an increase of 39% in the cost of materials for the higher level of sales, as well as higher depreciation in Brazil and higher production costs. Included in the cost of sales increase was an unfavorable foreign exchange impact of $4.7 million due to locally sourced cost of sales in Brazil.

Gross Profit

Gross margin increased to 22.9% during the three months ended May 26, 2017, compared to 20.5% for the same period in fiscal 2016, primarily due to higher Brazil mobile memory and specialty DRAM revenue while cost of sales associated with higher density memory modules increased at a lower rate. Gross margin increased to 21.2% during the nine months ended May 26, 2017, compared to 19.8% for the same period in fiscal 2016, primarily due to higher Brazil mobile memory and specialty DRAM revenue while cost of sales associated with higher density memory modules increased at a lower rate.

Research and Development Expenses

Research and development (“R&D”) expense decreased by $0.9 million, or 9.0%, during the three months ended May 26, 2017 compared to the same period in the prior year. The decrease was primarily due to lower depreciation and outside services relating to R&D expenses as part of the requirements of the PADIS and PPB/IT Program for Brazil. The reduction in R&D expense was partially offset by an unfavorable foreign exchange impact of $0.4 million.

R&D expense increased by $0.7 million, or 2.4%, during the nine months ended May 26, 2017 compared to the same period in the prior year. The increase was primarily due to higher personnel-related expenses in Brazil. Included in the R&D expense increase was an unfavorable foreign exchange impact of $1.3 million.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense increased by $2.5 million, or 17.1%, during the three months ended May 26, 2017 compared to the same period in the prior year. The increase was primarily due to higher personnel-related expenses such as bonus and stock compensation, partially offset by a $0.3 million decrease in intangible amortization expense as some intangible assets became fully amortized. Included in the SG&A expense increase was an unfavorable foreign exchange impact of $0.5 million.

SG&A expense increased by $6.1 million, or 14.1%, during the nine months ended May 26, 2017 compared to the same period in the prior year. The increase was primarily due to personnel-related, facilities and professional services expenses, aggregating $5.4 million, as well as $1.7 million debt extension costs, partially offset by a $1.0 million decrease in intangible amortization expense as some intangible assets became fully amortized. Included in the SG&A expense increase was an unfavorable foreign exchange impact of $1.5 million.

Other Income (Expense)

Interest expense, net increased $2.0 million, or 31.1%, during the three months ended May 26, 2017 compared to the same period in the prior year primarily due to additional debt discount amortization and interest expense related to our debt extension. Other income (expense), net decreased by $2.9 million primarily due to $2.8 million currency gains (mainly in Brazil).

Interest expense, net increased $3.8 million, or 19.8%, during the nine months ended May 26, 2017 compared to the same period in the prior year primarily due to additional debt discount amortization and interest expense related to our debt extension. Other income (expense), net decreased by $2.4 million primarily due to $1.0 million currency loss (mainly in Brazil) and a $1.4 million loss on a February 2017 debt extinguishment.

Provision for Income Taxes

Income-tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three and the nine months ended May 26, 2017 increased by $1.1 million and $4.0 million, respectively, during fiscal 2017 as compared to the prior comparable period primarily due to higher income in non-U.S. jurisdictions subject to tax.

As of May 26, 2017, the Company has a full valuation allowance for our net deferred tax assets associated with our U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates, which involves estimating current tax exposures as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction. The estimates used could differ from actual results, which may have a significant impact on operating results in future periods.

The amount of unrecognized tax benefits that would affect the Company's effective tax rate, if recognized, is $2.1 million for fiscal 2016.

Liquidity and Capital Resources

	Nine Months Ended
	May 26, 2017	May 27, 2016
	(in thousands)
Cash provided by (used in) operating activities	$(6,942)	$20,300
Cash used in investing activities	(10,712)	(9,569)
Cash used in financing activities	(18,479)	(7,358)
Effect of exchange rate changes on cash and cash equivalents	(160)	1,709
Net increase (decrease) in cash and cash equivalents	$(36,293)	$5,082

At May 26, 2017, we had cash and cash equivalents of $22.3 million, of which approximately $16.7 million was held outside of the United States.

On May 30, 2017, we completed our initial public offering and raised proceeds, net of underwriting commissions and discounts and other offering costs, of approximately $61.1 million. On June 2, 2017, we used the net proceeds to make a mandatory prepayment of $61.1 million aggregate principal amount of our outstanding term loans under the Senior Secured Credit Agreement.

We expect that our existing cash and cash equivalents and cash generated by operating activities will be sufficient to fund our operations for at least the next twelve months. Our principal uses of cash and capital resources are debt service requirements as described below, capital expenditures, R&D expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding capacity of our Brazilian operations, expanding our R&D activities, manufacturing equipment upgrades and/or acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents consist of funds held in demand deposit accounts and money market funds. We do not enter into investments for trading or speculative purposes.

During the nine months ended May 26, 2017, cash used in operating activities was $6.9 million. The primary factors affecting our cash flows during this period were a $45.0 million change in our net operating assets and liabilities, partially offset by $35.7 million of non-cash related expenses and $2.4 million net income. The $45.0 million change in net operating assets and liabilities consisted of increases of $33.5 million in accounts receivable and $31.2 million in inventory, offset by a decrease of $0.7 million in prepaid expenses and other assets and increases of $11.8 million in accounts payable and $7.1 million in accrued expenses and other liabilities. The increase in accounts receivable was due to lower purchases under our Receivables Purchasing Agreement, while the increase in inventory was due to both higher sales forecast and higher cost of materials resulting from increased DRAM prices.

During the nine months ended May 27, 2016, cash provided by operating activities was $20.3 million. The primary factors affecting our cash flows during this period were $28.1 million of non-cash related expenses and a $10.7 million change in our net operating assets and liabilities, offset by an $18.5 million net loss. The $10.7 million change in net operating assets and liabilities consisted of decreases of $54.1 million in accounts receivable, $25.7 million in inventory and $2.3 million in prepaid expenses and other assets, offset by decreases of $71.0 million in accounts payable and $0.4 million in accrued expenses and other liabilities. The decreases in accounts receivable, inventory and accounts payable were primarily due to lower gross sales.

Net cash used in investing activities during the nine months ended May 26, 2017 was $10.7 million consisting primarily of purchases of property and equipment, offset by $0.5 million proceeds from the sale of property and equipment. Net cash used in investing activities during the nine months ended May 27, 2016 was $9.6 million consisting primarily of $10.0 million used for purchases of property and equipment.

Net cash used in financing activities during the nine months ended May 26, 2017 was $18.5 million, consisting of long-term debt payments for both the Senior Secured Credit Agreement and the BNDES Credit Agreements, as well as payment for extinguishment of long-term debt. Net cash used in financing activities during the nine months ended May 27, 2016 was $7.4 million, consisting primarily of $12.4 million of long-term debt payments, offset by $5.2 million received under our BNDES Credit Agreements in Brazil.

There have been no material changes to contractual obligations previously disclosed in the Prospectus.

Management Agreement

Under the Management Agreement, we record quarterly fees of $1.0 million plus out-of-pocket expenses. The Management Agreement was terminated upon the completion of our initial public offering on May 30, 2017. As of May 26, 2017, approximately $4.7 million remained due and payable in respect of past periods under the Management Agreement.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not have any undisclosed borrowings or debt, and we have not entered into any synthetic leases. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial conditions, net sales or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

See Note 1 of our Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the effect of recent accounting pronouncements on our financial statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those listed below. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

Our critical accounting policies are as follows:

•	Revenue recognition;
•	Inventory valuation;
•	Income taxes;
•	Impairment of long-lived assets and long-lived assets to be disposed; and
•	Share-based compensation.

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 2, Summary of Significant Accounting Policies, in each case in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk includes risk of foreign currency exchange rate fluctuations, changes in interest rates and translation risk.

Foreign Exchange Risks

We are subject to inherent risks attributed to operating in a global economy. Our international sales and our operations in foreign countries subject us to risks associated with fluctuating currency values and exchange rates. Because a portion of our sales are denominated in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. A significant portion of the sales of our products are denominated in reais. In addition, we have certain costs that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs that could have a material adverse effect on our results of operations. We do not currently purchase financial instruments to hedge foreign exchange risk, but may do so in the future.

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the reais. Approximately 49% and 46% of our net sales during the nine months ended May 26, 2017 and May 27, 2016, respectively, originated in reais. We present our combined financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our combined financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our consolidated statement of operations is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated statement of operations is also impacted by foreign currency gains and losses recorded in Other Income (Expense) arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During the nine months ended May 26, 2017 and May 27, 2016, we recorded ($0.7) million and $0.3 million, respectively, of foreign exchange gains (losses).

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term and short-term debt, including the $212.1 million aggregate balance under the term loan under the Senior Secured Credit Agreement, R$28.8 million (or $9.0 million) balance under the BNDES 2013 Credit Agreement and R$42.9 million (or $13.4 million) balance under the BNDES 2014 Credit Agreement, in each case as of May 26, 2017. Although we did not have any revolving balances outstanding as of May 26, 2017, the revolving facility under the Senior Secured Credit Agreement provides for borrowings of up to $50 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the Senior Secured Credit Agreement is fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $2.7 million per year.

Item 4. Controls and Procedures

Limitation on Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide only reasonable assurance as to the tested objectives. The design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The inherent limitations in any control system include the realities that judgments related to decision-making can be faulty, and that reduced effectiveness in controls can occur because of simple errors or mistakes. Due to the inherent limitations in a cost-effective control system, misstatements due to error may occur and may not be detected.

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 26, 2017 , which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 10, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

As of the date of this filing, the risk factors have not changed substantively from those disclosed in the Prospectus, relating to our Registration Statement on Form S-1 (File No. 333-217539).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In the three months ended May 26, 2017, we granted to our employees options to purchase an aggregate of 415,364 unregistered ordinary shares under our SGH Plan at an exercise price of $15.21.

In the three months ended May 26, 2107, we issued and sold to our employees an aggregate of 143,055 unregistered ordinary shares upon the exercise of options under our SGH Plan at a weighted average exercise price of $2.68 per share for aggregate gross cash proceeds of $0.4 million.  These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended (“Securities Act”).

Use of Proceeds

On May 23, 2017, the Registration Statement on Form S-1 for our initial public offering was declared effective by the SEC. On May 30, 2017, we closed the initial public offering and sold 6,095,000 of our ordinary shares (including 795,000 shares sold pursuant to the underwriters’ over-allotment option and 1,500,000 shares purchased by affiliates of Silver Lake, Silver Lake Partners III Cayman (AIV III), L.P. and Silver Lake Fund Cayman, L.P., as well as each of their co-investment vehicles, which are collectively our principal shareholders and are each affiliates of certain of our directors), at a public offering price of $11.00 per share for an aggregate offering price of approximately $61.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.  Upon completion of the sales of our ordinary shares, our initial public offering terminated. There has been no material change to the planned use of proceeds from the offering as described in the Prospectus.

The underwriters of the offering were Barclays Capital Inc., Deutsche Bank Securities, Inc., Jefferies LLC, Stifel, Nicolaus & Company, Incorporated, Needham & Company, LLC and Roth Capital Partners, LLC.

Senior Secured Credit Agreement

We are subject to certain restrictions with respect to the use of our working capital and our ability to pay dividends under our Senior Secured Credit Agreement, as described in Note 6, Long-Term Debt—Senior Secured Credit Agreement, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information in incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SMART MODULAR TECHNOLOGIES (WWH), INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART MODULAR TECHNOLOGIES (WWH), INC.

By:	/s/ IAIN MACKENZIE
	Name:	Iain MacKenzie
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JACK PACHECO
	Name:	Jack Pacheco
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 29, 2017

EXHIBIT INDEX

Exhibit No.	Exhibit Title

3.1*	Amended and Restated Memorandum and Articles of Association of SMART Global Holdings, Inc.
4.1*	Amended and Restated Sponsors Shareholder Agreement.
4.2*

Amendment No. 2 to Investors Shareholders Agreement, by and among SMART Global Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P. and Silver Lake Technology Investors Sumeru Cayman, L.P., the Management Investors and the Warrant Investors.

10.1*+	SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan.
31.1*

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+ Indicates a management contract or compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.