Form 10-Q
period 2017-11-24
SMART Global Holdings, Inc.
filed 2017-12-21
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2017

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

As of November 24, 2017, the registrant had 21,750,893 ordinary shares outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this report. These factors include, but are not limited to, the risks described under the caption “Risk Factors” in the documents we file from time to time with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for our fiscal year ended August 25, 2017, and in this report, and in Item 2 of Part I — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We make these forward-looking statements based upon information available on the date of this report, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART Global Holdings, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	November 24,	August 25,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$23,503	$22,436
Accounts receivable, net of allowances of $341 and $314 as of November 24, 2017 and August 25, 2017, respectively	236,199	183,303
Inventories	128,158	127,135
Prepaid expenses and other current assets	12,226	14,115
Total current assets	400,086	346,989
Property and equipment, net	55,134	55,182
Other noncurrent assets	25,772	26,728
Intangible assets, net	3,692	5,107
Goodwill	44,626	46,022
Total assets	$529,310	$480,028
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$235,226	$189,717
Accrued liabilities	21,674	27,316
Current portion of long-term debt	22,500	22,841
Total current liabilities	279,400	239,874
Long-term debt	148,249	154,450
Deferred tax liabilities	1,041	1,439
Other long-term liabilities	1,869	1,869
Total liabilities	$430,559	$397,632
Commitments and contingencies (see Note 9)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 21,751 and 21,666 as of November 24, 2017 and August 25, 2017, respectively	656	653
Additional paid-in capital	234,686	232,162
Accumulated other comprehensive loss	(150,387)	(143,210)
Retained earnings	13,796	(7,209)
Total shareholders’ equity	98,751	82,396
Total liabilities and shareholders’ equity	$529,310	$480,028

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	November 24,	November 25,
	2017	2016
Net sales (1)	$265,409	$159,344
Cost of sales	207,573	129,634
Gross profit	57,836	29,710
Operating expenses:
Research and development	8,550	9,697
Selling, general, and administrative	17,818	15,410
Management advisory fees	—	1,000
Restructuring charge	—	(14)
Total operating expenses	26,368	26,093
Income from operations	31,468	3,617
Interest expense, net	(4,599)	(6,266)
Other income (expense), net	(2,715)	103
Total other expense	(7,314)	(6,163)
Income (loss) before income taxes	24,154	(2,546)
Provision for income taxes	3,149	661
Net income (loss)	$21,005	$(3,207)

Earnings per share:
Basic	$0.97	$(0.23)
Diluted	$0.92	$(0.23)

Shares used in computing earnings per share:
Basic	21,673	13,870
Diluted	22,715	13,870

(1)	Includes sales to affiliates of $25,728 and $9,008, in three months ended November 24, 2017 and November 25, 2016, respectively (see Note 2).

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	November 24,	November 25,
	2017	2016
Net income (loss)	$21,005	$(3,207)
Other comprehensive income (loss):
Foreign currency translation	(7,177)	2,413
Other comprehensive income (loss)	(7,177)	2,413
Comprehensive income (loss)	$13,828	$(794)

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	November 24,	November 25,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$21,005	$(3,207)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,270	8,562
Share-based compensation	1,605	1,050
Provision for doubtful accounts receivable and sales returns	28	(192)
Deferred income tax benefit	(220)	(305)
Amortization of debt discounts and issuance costs	729	1,022
Changes in operating assets and liabilities:
Accounts receivable	(55,801)	21,610
Inventories	(3,746)	9,000
Prepaid expenses and other assets	1,758	624
Accounts payable	47,492	(56,400)
Accrued expenses and other liabilities	(4,863)	1,215
Net cash provided by (used in) operating activities	14,257	(17,021)
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(6,039)	(3,075)
Net cash used in investing activities	(6,039)	(3,075)
Cash flows from financing activities:
Fees paid for revolving line of credit financing	(299)	—
Long-term debt payment	(6,184)	(5,331)
Payment of costs related to initial public offering (IPO)	(1,289)	—
Proceeds from borrowings under revolving line of credit	105,500	110,250
Repayments of borrowings under revolving line of credit	(105,500)	(110,250)
Proceeds from issuance of ordinary shares from share option exercises	539	—
Net cash used in financing activities	(7,233)	(5,331)
Effect of exchange rate changes on cash and cash equivalents	82	479
Net increase (decrease) in cash and cash equivalents	1,067	(24,948)
Cash and cash equivalents at beginning of period	22,436	58,634
Cash and cash equivalents at end of period	$23,503	$33,686
Supplemental disclosures of cash flow information:
Cash paid during the year:
Cash paid for interest	$3,523	$5,341
Cash paid for income taxes, net of refunds	3,639	704
Noncash activities information:
Capital expenditures included in accounts payable at period end	1,910	575
IPO costs included in accounts payable and accrued liabilities at period end	302	—
Unpaid debt fees related to term loan and revolver	469	—
Proceeds receivable from the exercise of stock options	(383)	—

See accompanying notes to unaudited condensed consolidated financial statements.

Smart Global Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation and Principles of Consolidation

(a)	Overview

On August 26, 2011, SMART Global Holdings, Inc., formerly known as Saleen Holdings, Inc., a Cayman Islands exempted company (SMART Global Holdings, and together with its subsidiaries, the Company), consummated a transaction with SMART Worldwide Holdings, Inc., formerly known as SMART Modular Technologies (WWH), Inc. (SMART Worldwide), pursuant to an Agreement and Plan of Merger whereby, through a series of transactions, SMART Global Holdings acquired substantially all of the equity interests of SMART Worldwide with SMART Worldwide surviving as an indirect wholly owned subsidiary of SMART Global Holdings (the Acquisition). SMART Global Holdings is an entity that was formed by investment funds affiliated with Silver Lake Partners and Silver Lake Sumeru (collectively Silver Lake). As a result of the Acquisition, since there was a change of control resulting in Silver Lake as the controlling shareholder group, the Company applied the acquisition method of accounting and established a new basis of accounting.

The Company, through its subsidiaries, provides specialty memory solutions sold primarily to original equipment manufacturers (OEMs). The Company offers these solutions to customers worldwide and also offers custom supply chain services including procurement, logistics, inventory management, temporary warehousing, kitting and packaging services.

SMART Global Holdings is domiciled in the Cayman Islands and has its U.S. offices in Newark, California. The Company has operations in the United States, Brazil, Malaysia, Taiwan, Hong Kong, Scotland, Singapore and South Korea.

(b)	Basis of Presentation

The accompanying condensed consolidated financial statements comprise SMART Global Holdings and its wholly owned subsidiaries. Intercompany transactions have been eliminated in the condensed consolidated financial statements.

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The three months ended November 24, 2017 and November 25, 2016 were both 13 week fiscal periods.

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and in conformity with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. As such, certain information and footnote disclosures normally included in complete annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the interim periods are unaudited.

All financial information for two of the Company’s subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. (SMART Brazil) and SMART Modular Technologies do Brasil Indústria e Comércio de Componentes Ltda. (SMART do Brazil), is included in the Company’s condensed consolidated financial statements on a one-month lag because their fiscal years begin August 1 and end July 31.

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

Product revenue is recognized when there is persuasive evidence of an arrangement, product delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title to the goods. All amounts billed to a customer related to shipping and handling are classified as revenue, while all costs incurred by the Company for shipping and handling are classified as cost of sales. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales in the condensed consolidated statements of operations.

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

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended
	November 24,	November 25,
	2017	2016
Service revenue, net	$9,842	$8,942
Cost of purchased materials - service (1)	228,568	199,121
Gross billings for services	238,410	208,063
Product net sales	255,567	150,402
Gross billings to customers	$493,977	$358,465

Product net sales	$255,567	$150,402
Service revenue, net	9,842	8,942
Net sales	$265,409	$159,344

(1)	Represents cost of sales associated with service revenue reported on a net basis.
(e)	Cash and Cash Equivalents

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

As of  November 24, 2017, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$41.6 million (or $12.7 million), of which (i) R$39.7 million (or $12.1 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$1.9 million (or $0.6 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as other noncurrent assets (R$0.5 million or $0.1 million) and prepaid expenses and other current assets (R$1.5 million or $0.4 million). As of August 25, 2017, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$40.9 million (or $13.1 million), of which (i) R$38.4 million (or $12.3 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$2.5 million (or $0.8 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as other noncurrent assets (R$0.6 million or $0.2 million) and prepaid expenses and other current assets (R$1.9 million or $0.6 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2017 through fiscal 2022. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.

In April and June 2016, the Company filed cases with the Brazilian tax authorities to seek approval to sell excess ICMS credits. In December 2017, the Company obtained approval to sell R$31.6 million (or $9.7 million) of its ICMS credits.  Once approved, sales of ICMS credits usually take three to six months to complete and typically incur a discount to the face amount of the credits sold, as well as fees for the arrangers of these sales which together aggregate 10% to 15% of the face amount of the credits being sold. The Company has recorded valuation adjustments for the estimated discount and fees that the Company will need to offer in order to sell the ICMS credits to other companies.

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

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. As of November 24, 2017 and August 25, 2017, the carrying value of goodwill on the Company’s condensed consolidated balance sheet was $44.6 million and $46.0 million, respectively.

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

All of the $44.6 million carrying value of goodwill on the Company’s condensed consolidated balance sheet as of November 24, 2017 is associated with the Company’s single reporting unit. No impairment of goodwill was recognized through November 24, 2017.

The changes in the carrying amount of goodwill during the three months ended November 24, 2017 and fiscal 2017 are as follows (in thousands):

Total
Balance as of August 26, 2016	$44,976
Translation adjustments	1,046
Balance as of August 25, 2017	46,022
Translation adjustments	(1,396)
Balance as of November 24, 2017	$44,626

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets from the Acquisition by type as of November 24, 2017 and August 25, 2017 (dollars in thousands):

		November 24, 2017			August 25, 2017
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	5	$25,767	$(22,810)	$2,957	$26,971	$(22,844)	$4,127
Technology	4	4,900	(4,165)	735	4,900	(3,920)	980
Total		$30,667	$(26,975)	$3,692	$31,871	$(26,764)	$5,107

Amortization expense related to intangible assets totaled approximately $1.3 million, and $3.0 million during the three months ended November 24, 2017 and November 25, 2016, respectively. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Three Months Ended
	November 24,	November 25,
	2017	2016
Amortization of intangible assets classification (in thousands):
Research and development	$245	$1,224
Selling, general and administrative	1,023	1,799
Total	$1,268	$3,023

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized during the three months ended November 24, 2017 and November 25, 2016

(n)	Research and Development Expense

Research and development expenditures are expensed in the period incurred.

(o)	Income Taxes

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

(p)	Foreign Currency Translation

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

All foreign subsidiaries and branch offices, except those in Brazil and South Korea, use the U.S. dollar as their functional currency. The gains or losses resulting from the remeasurement process are recorded in other income (expense) in the accompanying condensed consolidated statements of operations.

During the three months ended November 24, 2017 and November 25, 2016, the Company recorded ($2.7) million, and  $0.1 million, respectively, of foreign exchange gains (losses) primarily related to its Brazilian operating subsidiaries.

(q)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their statement of operations all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Three Months Ended
	November 24,	November 25,
	2017	2016
Stock-based compensation expense by category (in thousands):
Cost of sales	$218	$126
Research and development	274	215
Selling, general and administrative	1,113	709
Total	$1,605	$1,050

(r)	Loss Contingencies

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

(s)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from net income (loss). The Company’s other comprehensive income (loss) generally consists of foreign currency translation adjustments.

(t)	Concentration of Credit and Supplier Risk

The Company’s concentration of credit risk consists principally of cash and cash equivalents and accounts receivable. The Company’s revenues and related accounts receivable reflect a concentration of activity with five customers (see Note 11). The Company does not require collateral or other security to support accounts receivable. The Company performs periodic credit evaluations of its customers to minimize collection risk on accounts receivable and maintains allowances for potentially uncollectible accounts.

The Company relies on five suppliers for the majority of its raw materials. At November 24, 2017 and August 25, 2017, the Company owed these five suppliers $188.1 million and $153.7 million, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases from these suppliers during the three months ended November 24, 2017 and November 25, 2016 were $0.4 billion, and $0.3 billion, respectively.

(u)	New Accounting Pronouncements

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company believes the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements. The Company has $6.7 million of restricted cash at November 24, 2017, which is classified as noncurrent assets in the accompanying condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, forfeitures and classification of awards and classification in the statement of cash flows. In the first quarter of fiscal 2018, the Company adopted the applicable provisions of this standard as follows:

•

The guidance requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense in the statement of operations when the awards vest are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from financing activities to operating activities on the statement of cash flows. The Company adopted the guidance prospectively effective August 26, 2017, and there was no impact to its consolidated financial statements.

•

The guidance eliminates the requirement that excess tax benefits must be realized (through a reduction in income taxes payable) before companies can recognize them.  The Company applied the modified retrospective transition method upon adoption.  The previously unrecognized excess tax effects were recorded as a deferred tax asset in the amount of $0.9M, which was fully offset by a valuation allowance of the same amount as of August 26, 2017, resulting no impact to opening retained earnings.

•

In accordance with the guidance, the Company has elected to make an entity-wide accounting policy change to account for forfeiture when they occur.  There is no cumulative-effect on opening retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning on September 1, 2019 and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  Although the Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and related disclosures, as disclosed in Note 9(a), the Company has over $10.1 million in lease commitments at November 24, 2017 and believes that the adoption will have a material impact to the consolidated financial statements.

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

(v)	Subsequent Events

At November 24, 2017, the Company had $0.2 million unpaid professional fees in connection with a secondary offering of shares sold by certain Silver Lake affiliates and management pursuant to an obligation under a registration rights agreement originally entered into in 2011. Subsequent to the date of the November 24, 2017 balance sheet, the Company incurred $0.4 million of additional expenses related to this secondary offering.  The Company did not sell any shares or receive any proceeds in this secondary offering.

(2)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Three Months Ended
	November 24,	November 25,
	2017	2016
Affiliates:
Net sales	$25,728	$9,008
Expenses:
Management advisory fees	$—	$1,000

As of November 24, 2017 and August 25, 2017, amounts due from these affiliates were $8.5 million and $8.7 million, respectively.

Management advisory fees represent fees paid to entities affiliated with Silver Lake pursuant to a management agreement (the Management Agreement) that was terminated upon closing of the Company’s initial public offering (IPO) on May 30, 2017.  There were no amounts due under this agreement as of November 24, 2017 and August 25, 2017.

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

During the three months ended November 24, 2017 and November 25, 2016, the Sellers sold $0 and $56.3 million of accounts receivables under the RPA respectively. The outstanding balance of receivables sold and not yet collected was $0 as of both November 24, 2017 and August 25, 2017. Total interest expense paid during the three months ended November 24, 2017 and November 25, 2016 was $0 and $0.2 million, respectively.

(4)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	November 24,	August 25,
	2017	2017
Raw materials	$49,997	$42,255
Work in process	23,621	22,965
Finished goods	54,540	61,915
Total inventories*	$128,158	$127,135

*	As of November 24, 2017 and August 25, 2017, 28% and 34%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	November 24,	August 25,
	2017	2017
Unbilled service receivables	$2,261	$4,280
Prepayment for VAT and other transaction taxes	1,127	1,890
Prepaid income taxes	1,523	1,023
Revolver debt fees	970	970
Other prepaid expenses and other current assets	6,345	5,952
Total prepaid expenses and other current assets	$12,226	$14,115

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	November 24,	August 25,
	2017	2017
Office furniture, software, computers and equipment	$15,970	$17,134
Manufacturing equipment	99,523	96,318
Leasehold improvements*	24,034	24,302
	139,527	137,754
Less accumulated depreciation and amortization	84,393	82,572
Net property and equipment	$55,134	$55,182

*	Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment was approximately $5.0 million, and $5.5 million during the three months ended November 24, 2017 and November 25, 2016, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	November 24,	August 25,
	2017	2017
Prepaid ICMS taxes in Brazil*	$12,105	$12,253
Restricted cash	6,714	7,027
Revolver debt fees	2,097	2,334
Deferred tax assets	1,921	2,098
Tax receivable	1,265	1,223
Prepayment for VAT and other transaction taxes	229	278
Other	1,441	1,515
Total other noncurrent assets	$25,772	$26,728

*	See Note 1(i)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 24,	August 25,
	2017	2017
Accrued employee compensation	$13,014	$17,426
Income taxes payable	2,562	2,459
Accrued credits payable to customers	475	2,296
VAT and other transaction taxes payable	976	1,314
Accrued warranty reserve	247	275
Other accrued liabilities	4,400	3,546
Total accrued liabilities	$21,674	$27,316

(5)	Income Taxes

Provision for income taxes for the three-month periods presented consisted of the following (in thousands):

	Three Months Ended
	November 24,	November 25,
	2017	2016
Provision for Income Taxes	$3,149	$661

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three months ended November 24, 2017 increased by $2.5 million as compared to the same period in the prior year primarily due to higher income in non-U.S. jurisdictions subject to tax.

As of November 24, 2017, the Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

(6)	Long-Term Debt

Amended Credit Agreement

On August 9, 2017, SMART Worldwide, Global, and SMART Modular entered into a Second Amended and Restated Credit Agreement (together with all related loan documents, and as amended from time to time, the Amended Credit Agreement) with certain lenders which amended and restated that certain Amended and Restated Credit Agreement dated as of November 5, 2016 (the ARCA), which had amended and restated that certain Credit Agreement dated as of August 26, 2011 (the Original Credit Agreement). The Company’s subsidiaries named as borrowers in the Amended Credit Agreement and certain other subsidiaries that entered into a guarantee with respect to the Amended Credit Agreement, are collectively referred to as the Loan Parties and together with SMART Malaysia, the Credit Group. The Amended Credit Agreement provides for a $165 million of term loans with a maturity date of August 9, 2022 and $50 million of revolving loans with a maturity date of February 9, 2021 (the Initial Revolver Maturity Date) which revolving loan maturity date automatically extends to February 9, 2022 if the total leverage ratio of the Credit Group is less than 3.0:1.0 on the Initial Revolver Maturity Date. SMART Global Holding is not a party to the Amended Credit Agreement.

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

Interest and Interest Rates. Loans under the Amended Credit Agreement accrue interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings is 6.25% and with respect to base rate borrowings is 5.25%. The interest rate on the term loans was 7.57% as of November 24, 2017.

The applicable margin for revolving loans adjusts every quarter based on the Secured Leverage Ratio for the most recent fiscal quarter with the applicable margin for revolving loans with respect to LIBOR borrowings ranges from 3.75% to 4.00% and the applicable margin for revolving loans with respect to base rate borrowings ranges from 2.75% to 3.00%. Prior to November 5, 2016, the effective date of the ARCA, the applicable margin was pegged to the Secured Net Leverage Ratio.

Interest on base rate loans is payable on the last day of each calendar quarter. Interest on LIBOR-based loans is payable every one, two, three, six or twelve months after the date of each borrowing, depending on the particular interest rate period selected with respect to such borrowing.

Principal Payments. The Amended Credit Agreement requires quarterly repayments of principal under the term loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter.  During the three months ended November 24, 2017 and November 25, 2016, the borrowers made scheduled principal payments of $4.1 million, and $3.3 million, respectively.

Prepayments. The borrowers have the right at any time to make optional prepayments of the principal amounts outstanding under the Amended Credit Agreement provided that prepayments of principal which are voluntary or are made in connection with certain transactions will be subject to prepayment premiums of 3%, 2%, and 1% during the first, second and third years, respectively, after the effective date of the Amended Credit Agreement.

The Amended Credit Agreement also requires certain mandatory prepayments of principal whereby the borrowers must prepay outstanding loans, subject to certain exceptions, which includes, among other things:

•

75% of excess cash flow on a semi-annual basis if the total leverage ratio is greater than 1.5:1.0; 50% of excess cash flow on a semi-annual basis if the total leverage ratio is greater than 1.0:1.0 but less than or equal to 1.5:1.0; and 25% of excess cash flow on an annual basis if the total leverage ratio is less than or equal to 1.0:1.0, which amounts will be reduced by any permitted voluntary prepayments of principal made in the applicable fiscal year;

•	100% of the net proceeds of certain asset sales or other dispositions of property of Global or any restricted subsidiary, subject to the limited rights to reinvest the proceeds within six months; and
•	100% of the net cash proceeds of incurrence of certain debt by Global or any of its restricted subsidiaries, other than proceeds from certain debt to be incurred under the Amended Credit Agreement.

No mandatory prepayments were required for three months ended November 24, 2017 or for fiscal 2017.

On November 29, 2016, the Credit Group received all required approvals from the lenders and entered into Amendment No. 4 to the Credit Agreement (Amendment 4) dated as of November 5, 2016 (the Amendment 4 Effective Date) which, among other things, adopted the ARCA. Pursuant to Amendment 4, the borrowers agreed to pay the Administrative Agent a fee in the amount of $1 million pursuant to a separate agreement and to pay a fee in the form of an additional term loan, in the amount of $5 million for the ratable account of the term lenders party to Amendment 4. Additionally, SMART Global Holdings was obligated to make an aggregate equity investment of at least $9.9 million in cash in Global, and SMART Global Holdings was obligated to issue 3,467,571 warrants (the Lender Warrants) to purchase ordinary shares of SMART Global Holdings, to the term lenders party to Amendment 4, which Lender Warrants were exercisable at $0.03 per share, with 1,541,143 warrants (the First Tranche Warrants) exercisable immediately and 1,926,428 warrants (the Second Tranche Warrants), exercisable only if there were balances outstanding under the original term loans at the one year anniversary of the Amendment 4 Effective Date. The relative fair value of the Lender Warrants and the fees payable to the lenders in connection with the ARCA were recorded as debt discount and resulted in additional interest expense over the then amended term of the loan using the effective interest method following debt modification accounting.

Under the terms of the ARCA, the quarterly scheduled principal payments of term loans was increased to $3.9 million per quarter to be paid on the last day of each fiscal quarter starting November 25, 2016 and early mandatory repayments of principle were applied in the reverse order of maturity.

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

Term loans under the Amended Credit Agreement were issued at a discount of 2.0% of the then outstanding principal amount of $165 million, for a discount of $3.3 million. The Company incurred $8.7 million in debt issuance costs upon entering into the Amended Credit Agreement, of which $5.3 million was attributable to the term loans and recorded as a direct reduction to the face amount of the term loans, and $3.4 million was allocated to the revolving line of credit and recorded as a separate asset on the balance sheet. Debt issuance costs and debt discount related to term loans are being amortized to interest expense based on the effective interest rate method over the life of the term loans. Those fees allocated to the revolving line of credit are being amortized to interest expense ratably over the life of the revolving line of credit.

As of November 24, 2017, the outstanding principal balance of term loans under the Amended Credit Agreement was $160.9 million and there were no outstanding revolving loans. As of August 25, 2017, the outstanding principal balance of term loans under the Amended Credit Agreement was $165.0 million and there were no outstanding revolving loans. The fair value of the term loans as of November 24, 2017 and August 25, 2017 was estimated to be approximately $160.1 million and $164.2 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES, referred to as the BNDES 2013 Credit Agreement. Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $15.4 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. SMART Brazil’s obligations under the BNDES 2013 Credit Agreement are guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee is in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement. The committed amount was R$6.0 million (or $1.8 million), which is shown on the Company’s condensed consolidated balance sheets as restricted cash in other noncurrent assets.

As of November 24, 2017, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$22.4 million (or $6.8 million), of which R$11.0 million (or $3.3 million) accrues interest at the fixed rate of 3.5% and R$11.4 million (or $3.5 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum. As of August 25, 2017, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$25.6 million (or $8.2 million), of which R$12.6 million (or $4.0 million) accrues interest at the fixed rate of 3.5% and R$13.0 million (or $4.2 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum.

The facility under the BNDES 2013 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment being due on July 15, 2019.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $16.1 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

SMART Brazil’s obligations under the BNDES 2014 Credit Agreement are also guaranteed by Itaú Bank, which guarantee is in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 30.31% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2014 Credit Agreement, or approximately R$16.0 million (or $4.9 million) of required cash balances, which is shown on the Company’s condensed consolidated balance sheets as restricted cash in other noncurrent assets.

The outstanding debt under the BNDES 2014 Credit Agreement accrues interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal payment being due on July 15, 2020.

As of November 24, 2017 and August 25, 2017, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was R$36.3 million (or $11.1 million) and R$39.6 million (or $12.6 million), respectively.

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

The fair value of amounts outstanding under the BNDES Agreements as of November 24, 2017 and August 25, 2017 were estimated to be approximately $13.7 million and $16.9 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

The Amended Credit Agreement and the BNDES Agreements are classified as follows in the accompanying consolidating balance sheets (in thousands):

	November 24,	August 25,
	2017	2017
Term loan	$160,875	$165,000
BNDES 2013 principal balance	6,848	8,185
BNDES 2014 principal balance	11,076	12,647
Unamortized debt discount	(3,079)	(3,267)
Unamortized debt issuance costs	(4,971)	(5,274)
Net amount	170,749	177,291
Current portion of long-term debt	(22,500)	(22,841)
Long-term debt	$148,249	$154,450

The future minimum principal payments under the ARCA and the BNDES Agreements as of November 24, 2017 are (in thousands):

	ARCA	BNDES	TOTAL
Fiscal year ending August:
2018	$12,375	$5,956	$18,331
2019	16,500	7,941	24,441
2020	16,500	4,027	20,527
2021	16,500	—	16,500
2022	99,000	—	99,000
Total	$160,875	$17,924	$178,799

(7)	Financial Instruments

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

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not have any financial instruments measured under Level 3 as of November 24, 2017 and August 25, 2017.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of November 24, 2017:
Assets
Cash and cash equivalents	$23.5	$—	$—	$23.5
Restricted cash(1)	6.7	—	—	6.7
Total assets measured at fair value	$30.2	$—	$—	$30.2
Liabilities
Term loan	$—	$160.1	$—	$160.1
BNDES Credit Agreements	—	13.7	—	13.7
Total liabilities measured at fair value(2)	$—	$173.8	$—	$173.8
Balances as of August 25, 2017:
Assets
Cash and cash equivalents	$22.4	$—	$—	$22.4
Restricted cash(1)	7.0	—	—	7.0
Total assets measured at fair value	$29.4	$—	$—	$29.4
Liabilities
Term loan	$—	$164.2	$—	$164.2
BNDES Credit Agreements	—	16.9	—	16.9
Total liabilities measured at fair value(2)	$—	$181.1	$—	$181.1

(1)	Included in other noncurrent assets on the Company's condensed consolidated balance sheets - see Note 4.
(2)	Included under long-term debt on the Company's condensed consolidated balance sheets.
(8)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which has been amended and restated and is now known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (the SGH Plan). The SGH Plan provides for grants of equity awards to employees, directors and consultants of the Company. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date with either a one-year or two-year cliff and then monthly thereafter, and generally have a ten-year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of November 24, 2017, there were 4,114,600 ordinary shares reserved for issuance under the SGH Plan, of which 2,008,221 ordinary shares were available for grant. As of August 25, 2017, there were 3,657,761 ordinary shares reserved for issuance under the SGH Plan, of which 1,491,266 ordinary shares were available for grant.

Summary of Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Prior to the Company’s initial public offering on May 30, 2017, the fair value of the ordinary shares underlying the Company’s equity awards had historically been determined by the Company’s board of directors. Because there had been no public market for the Company’s ordinary shares and in the absence of recent arm’s-length cash sales transactions of the Company’s ordinary shares with independent third parties, the Company’s board of directors had determined the fair value of the Company’s ordinary shares by considering at the time of grant a number of objective and subjective factors, including the following: the value of tangible and intangible assets of the Company, the present value of anticipated future cash flows of the Company, the market value of stock or equity interests in similar corporations and other entities engaged in businesses substantially similar to those engaged in by the Company, the Company’s current financial condition and anticipated expenses, control discounts for the lack of marketability, the Company’s need for additional capital, current and potential strategic relationships and competitive developments and periodic valuations from an independent third-party valuation firm.

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

The following assumptions were used to value the Company’s stock options:

	Three Months Ended
	November 24,	November 25,
	2017	2016
Stock options:
Expected term (years)	6.25	6.25
Expected volatility	42.28%	54.41%
Risk-free interest rate	2.15%	2.01%
Expected dividends	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining
		per share	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Options outstanding at August 25, 2017	1,788	$12.66	7.61	$11,174
Options granted	22	35.75
Options exercised	(80)	11.42
Options cancelled	(5)	15.43
Options outstanding at November 24, 2017	1,725	$13.01	7.46	$39,995
Options exercisable at November 24, 2017	950	$11.51	6.21	$23,462
Options vested and expected to vest at November 24, 2017	1,725	$13.01	7.46	$39,995

The Black-Scholes weighted average fair value of options granted under the SGH Plan during the three months ended November 24, 2017 and November 25, 2016 was $15.83 and $1.61 per share, respectively. The total intrinsic value of employee stock options exercised in the three months ended November 24, 2017 and November 25, 2016 was $1.9 million and $0. As of November 24, 2017, there was approximately $5.7 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 2.51 years.

SGH Plan—Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs)

A summary of the changes in RSAs and RSUs outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
	Shares	per share	value
Awards outstanding at August 25, 2017	378	$7.91	$6,956
Awards granted	8	21.99
Awards vested and paid out	(4)	15.47
Awards outstanding at November 24, 2017	382	$8.12	$13,818

The share-based compensation expense related to RSAs and RSUs during the three months ended November 24, 2017 and November 25, 2016 was approximately $0.3 million and $18 thousand, respectively. The total fair value of shares vested during the three months ended November 24, 2017 and November 25, 2016 was approximately $92 thousand and $13 thousand, respectively.

Equity Rights and Restrictions

The holders of ordinary shares of SMART Global Holdings are entitled to such dividends and other distributions as may be declared by the board of directors of SMART Global Holdings from time-to-time, out of the funds of SMART Global Holdings lawfully available therefor.

All SMART Global Holdings shares owned by employees, by certain former lenders of the Company, and all shares underlying the SMART Global Holdings options and RSUs are subject to either the Employee Investors Shareholders Agreement dated August 26, 2011 (the Employee Investors Shareholders Agreement) or the Amended and Restated Investors Shareholders Agreement dated as of November 5, 2016 (as amended by Amendment No. 3, Amendment No. 2 and subsequent amendments, the Amended and Restated Investors Shareholders Agreement; the Employee Investors Shareholders Agreement and the Amended and Restated Investors Shareholders Agreement are collectively referred to as the Shareholders Agreements). Under the terms of the Shareholders Agreements, such shares are subject to certain restrictions on sale and could become subject to lock-up restrictions in the event of any future registered public offerings by the Company. In addition, the shares owned by the directors, certain executives and certain other shareholders of the Company are subject to lock-up agreements through February 28, 2018 in connection with a registered secondary offering completed on December 4, 2017. The lock-up agreements are subject to certain customary exemptions, including for sales made pursuant to trading plans entered into pursuant to Rule 10b5-1 of the Exchange Act prior to the commencement of the secondary offering.

(b)	Savings and Retirement Program

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the three months ended November 24, 2017 and November 25, 2016 were approximately $0.2 million and $0.2 million, respectively.

(9)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases during the three months ended November 24, 2017 and November 25, 2016 was $0.7 million and $0.7 million, respectively.

Future minimum lease payments under all leases as of November 24, 2017 are as follows (in thousands):

Amount
Fiscal year ending August:
Remainder of fiscal 2018	$1,876
2019	2,356
2020	2,264
2021	2,090
2022	1,549
Total	$10,135

(b)	Product Warranty and Indemnities

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Three Months Ended
	November 24,	November 25,
	2017	2016
Beginning accrued warranty reserve	$275	$266
Warranty claims	(153)	(206)
Provision for product warranties	125	188
Ending accrued warranty reserve	$247	$248

Product warranty reserves are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

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

From time to time, the Company is involved in legal matters that arise in the normal course of business. Litigation in general and intellectual property, employment and shareholder litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company believes that it has defenses to the cases pending, including those set forth below. Except as noted below, the Company is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from such legal matters, and accordingly, no provision for any potential loss, which may result from the resolution of these matters, has been recorded in the accompanying condensed consolidated financial statements.

Netlist

On September 10, 2012, SMART Modular filed a complaint in the Eastern District of California against Netlist alleging infringement of certain claims of SMART Modular’s U.S. Patent No. 8,250,295 (the ‘295 patent) and seeking, among other things, a preliminary injunction. Netlist filed certain counterclaims alleging, among other things, attempted monopolization, collusion, unfair competition, fraud on the U.S. Patent and Trademark Office (the USPTO) and sham litigation, and asserting that the ‘295 patent is invalid. The counterclaims do not specify the amount of damages. Netlist also filed a request for reexamination of the ‘295 patent in the USPTO. On May 30, 2013, the court denied SMART Modular’s motion for a preliminary injunction and granted a stay in the proceedings pending the outcome of the reexamination. In April 2014, the USPTO issued a non-final Action Closing Prosecution (ACP) confirming the patentability of the original claims of SMART Modular’s ‘295 patent and rejecting certain claims added during the reexamination process. In May 2014, after the ACP, SMART Modular filed comments requesting that all of the original claims and certain of the added claims be confirmed as patentable. In June 2014, Netlist filed comments challenging SMART Modular’s comments to the ACP. In August 2015, the USPTO rejected Netlist’s challenges and affirmed its previous decision confirming the patentability of the original claims of SMART Modular’s ‘295 patent. In September 2015, Netlist filed an appeal of the USPTO examiner’s decision to the Patent Trial and Appeals Board (the PTAB). In February 2016, the USPTO ruled in favor of SMART Modular and in September 2016, the court granted SMART Modular’s motion to lift the stay in the Eastern District of California case. In November 2016, the PTAB reversed the examiner’s decision to confirm certain claims of SMART Modular’s ‘295 patent and reversed the examiner’s decision to determine that certain newly added claims are patentable. In January 2017, SMART Modular filed a request to reopen the prosecution to add evidence to rebut the PTAB’s grounds for the decision reversing the examiner’s decision. In February 2017, Netlist filed comments on SMART Modular’s request to reopen prosecution. In April 2017, the PTAB issued an Order remanding the reexamination and reopening prosecution. In February 2017, Netlist filed a motion to reinstate the stay in the court proceedings pending the outcome of the USPTO proceedings. SMART Modular filed an opposition to this motion and the Netlist motion to reinstate the stay was denied. In May 2017, the USPTO examiner issued a decision to remand, rejecting certain claims of the ‘295 patent. In June 2017, SMART Modular filed in the USPTO its response to the examiner’s May 2017 decision and Netlist filed comments in response to the examiner’s May 2017 decision. In August 2017, the examiner issued a communication indicating that SMART Modular’s and Netlist’s comments had been entered and that the proceeding was forwarded to the PTAB for issuance of a new decision.  In December 2017, PTAB issued a decision declaring the original claims of SMART Modular’s ‘295 patent, as well as the newly added claims, to be invalid. The Company is evaluating the next course of action.

In July 2013, Netlist filed a lawsuit in the Central District of California against SMART Modular alleging claims very similar to Netlist’s counterclaims set forth in the Eastern District case. Netlist later amended its complaint to add additional parties, including SMART Worldwide Holdings. Netlist has sought compensatory damages for the harm it claims to have suffered, as well as an award of treble damages and attorneys’ fees. The claims against SMART Modular and SMART Worldwide were transferred to the Eastern District of California.

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

The amounts claimed by the tax authorities on the Second Assessment and on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$14.2 million (or $4.3 million) and R$13.3 million (or $4.1 million) as of November 24, 2017 and August 25, 2017, respectively.

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

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, and property and equipment by geographic area is as follows (in thousands):

	Three Months Ended
	November 24,	November 25,
	2017	2016
Geographic Net Sales:
U.S.	$44,152	$33,442
Brazil	157,996	75,583
Asia	51,094	39,182
Europe	6,034	6,870
Other Americas	6,133	4,267
Total	$265,409	$159,344

	November 24,	August 25,
	2017	2017
Property and Equipment, Net:
U.S.	$3,668	$3,110
Brazil	44,069	44,180
Malaysia	4,715	5,049
Other	2,682	2,843
Total	$55,134	$55,182

(11)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Three Months Ended
	November 24, 2017		November 25, 2016
	Amount	Percentage of net sales	Amount	Percentage of net sales
	(unaudited)
Customer A	$70,498	27%	$29,108	18%
Customer B	44,790	17%	19,493	12%
Customer C	31,359	12%	24,516	15%
	$146,647	56%	$73,117	45%

As of November 24, 2017, customer A accounted for 12% of accounts receivable. As of November 24, 2017, four direct customers that represented less than 10% of net sales, Customers D, E, F and G, accounted for approximately 31%, 15%, 15% and 12% of accounts receivable, respectively. As of August 25, 2017, four direct customers that represented less than 10% of net sales, Customers D, E, F, and G, accounted for approximately 24%, 18%, 14% and 11% of accounts receivable, respectively.

(12)	Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average of ordinary shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income (loss) by the weighted average of ordinary shares and dilutive potential ordinary shares outstanding during the period. Dilutive potential ordinary shares consist of dilutive shares issuable upon the exercise of outstanding stock options and vesting of RSUs computed using the treasury stock method. The dilutive weighted shares are excluded from the computation of diluted net loss per share when a net loss is recorded for the period as their effect would be anti-dilutive.

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended
	November 24,	November 25,
	2017	2016
Numerator:
Net income (loss)	$21,005	$(3,207)
Denominator:
Weighted average shares outstanding:
Basic	21,673	13,870
Diluted	22,715	13,870
Earnings per share:
Basic	$0.97	$(0.23)
Diluted	$0.92	$(0.23)

Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	84	1,417

(13)	Other Income (Expense), Net

The following table provides the detail of other income (expense), net as follows (in thousands):

	Three Months Ended
	November 24,	November 25,
	2017	2016
Foreign currency gains (losses)	$(2,742)	$58
Other	27	45
Total other income (expense), net	$(2,715)	$103

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for our fiscal year ended August 25, 2017 (our “Annual Report”). This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

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

Results of Operations

The following is a summary of our results of operations for the three months ended November 24, 2017 and November 25, 2016 (in thousands):

	Three Months Ended
	November 24, 2017	% of sales*	November 25, 2016	% of sales*
	(in thousands, other than per share data)
Consolidated Statement of Operations Data:
Net sales	$265,409	100%	$159,344	100%
Cost of sales (1)	207,573	78%	129,634	81%
Gross profit	57,836	22%	29,710	19%
Operating expenses:
Research and development (1) (2)	8,550	3%	9,697	6%
Selling, general and administrative (1) (2)	17,818	7%	15,410	10%
Management advisory fees	—	0%	1,000	1%
Restructuring	—	0%	(14)	0%
Total operating expenses	26,368	10%	26,093	16%
Income from operations	31,468	12%	3,617	2%
Other income (expense):
Interest expense, net	(4,599)	(2%)	(6,266)	(4%)
Other income (expense), net	(2,715)	-1%	103	0%
Total other expense	(7,314)	(3%)	(6,163)	(4%)
Income (loss) before income taxes	24,154	9%	(2,546)	-2%
Provision for income taxes	3,149	1%	661	0%
Net income (loss)	$21,005	8%	$(3,207)	(2%)

Earnings per share:
Basic	$0.97		$(0.23)
Diluted	$0.92		$(0.23)

Shares used in computing earnings per share:
Basic	21,673		13,870
Diluted	22,715		13,870

* Summations may not compute precisely due to rounding.

(1) Includes share-based compensation expense as follows:

Cost of sales	$218		$126
Research and development	274		215
Selling, general and administrative	1,113		709

(2) Includes amortization of intangible assets expense as follows:

Research and development	$245		$1,224
Selling, general and administrative	1,023		1,799

Three Months Ended November 24, 2017 as Compared to the Three Months Ended November 25, 2016

Net Sales

Net sales increased by $106.1 million, or 66.6%, during the three months ended November 24, 2017 compared to the same period in the prior year. The increase was primarily due to an 88% higher sales volume of mobile memory products in Brazil, which was driven in part by new product introductions of higher density embedded multi-chip package (“eMCP”) products, the increase in local content requirements from 40% to 50% for mobile memory products for smartphones effective January 1, 2017, and a 67% increase in the average selling prices of mobile memory products due to density changes. Strategic investments to increase production capacity in prior periods helped enable us to meet the increased demand in the Brazil mobile memory market. Our Brazil PC DRAM and our specialty DRAM sales also increased and were positively impacted by overall strength in the worldwide DRAM market, leading to 136% and 30% higher volumes and 126% and 74% increases in the average selling prices, respectively, for the current period as compared to the same period in the prior year, as well as strength in the server, networking and communications markets.

Cost of Sales

Cost of sales increased by $77.9 million, or 60.1%, during the three months ended November 24, 2017 compared to the same period in the prior year, primarily due to an increase of 68% in the cost of materials for the higher level of sales as well as higher production costs related to the increased revenue. Included in the cost of sales increase was an unfavorable foreign exchange impact of $0.2 million due to locally sourced cost of sales in Brazil.

Gross Profit

Gross margin increased to 21.8% during the three months ended November 24, 2017 compared to 18.6% for the same period in the prior year, primarily due to higher revenue in Brazil mobile memory and specialty DRAM while the cost of sales associated with higher density memory products increased at a lower rate.

Research and Development Expenses

Research and development (“R&D”) expense decreased by $1.1 million, or 12.0%, during the three months ended November 24, 2017 compared to the same period in the prior year. The decrease was primarily due to $1.0 million lower intangible amortization expense as some intangible assets became fully amortized. The reduction in R&D expense was partially offset by an unfavorable foreign exchange impact of $47 thousand.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense increased by $2.4 million, or 15.6%, during the three months ended November 24, 2017 compared to the same period in the prior year. The increase was primarily due to higher personnel-related expenses such as bonus and stock compensation, partially offset by a $0.3 million decrease in intangible amortization expense as some intangible assets became fully amortized. Included in the SG&A expense increase was an unfavorable foreign exchange impact of $0.1 million.

Management Advisory Fees

Management advisory fees were nil during the three months ended November 24, 2017 compared to $1.0 million in the same period in the prior year as the Management Agreement with Silver Lake was terminated upon the closing of the IPO on May 30, 2017.

Other Income (Expense)

Interest expense, net decreased $1.7 million, or 26.6%, during the three months ended November 24, 2017 compared to the same period in the prior year primarily due to $1.5 million lower interest expense resulting from our debt refinancing in the fourth quarter of fiscal 2017. Other income (expense), net decreased by $2.8 million primarily due to foreign currency losses.

Provision for Income Taxes

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three months ended November 24, 2017 increased by $2.5 million as compared to the same period in the prior year primarily due to higher income in non-U.S. jurisdictions subject to tax.

As of November 24, 2017, the Company has a full valuation allowance for our net deferred tax assets associated with our U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Liquidity and Capital Resources

	Three Months Ended
	November 24, 2017	November 25, 2016
	(in thousands)
Cash provided by (used in) operating activities	$14,257	$(17,021)
Cash used in investing activities	(6,039)	(3,075)
Cash used in financing activities	(7,233)	(5,331)
Effect of exchange rate changes on cash and cash equivalents	82	479
Net increase (decrease) in cash and cash equivalents	$1,067	$(24,948)

At November 24, 2017, we had cash and cash equivalents of $23.5 million, of which approximately $14.9 million was held outside of the United States.

On May 30, 2017, we completed our IPO and raised proceeds, net of underwriting commissions and discounts and other offering costs, of approximately $61.1 million. On June 2, 2017, we used these net proceeds to make a mandatory prepayment of $61.1 million aggregate principal amount of our outstanding term loans under the Original Credit Agreement.

We expect that our existing cash and cash equivalents and cash generated by operating activities will be sufficient to fund our operations for at least the next twelve months. Our principal uses of cash and capital resources are debt service requirements as described below, capital expenditures, R&D expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding capacity of our Brazil operations, expanding our R&D activities, manufacturing equipment upgrades and/or acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents consist of funds held in demand deposit accounts and money market funds. We do not enter into investments for trading or speculative purposes.

During the three months ended November 24, 2017, cash provided by operating activities was $14.3 million. The primary factors affecting our cash flows during this period were a $21.0 net income and $8.4 million of non-cash related expenses, partially offset by a $15.1 million change in our net operating assets and liabilities. The $15.1 million change in net operating assets and liabilities consisted of increases of $55.8 million in accounts receivable and $3.7 million in inventory, and a decrease of $4.9 million in accrued expenses and other liabilities, offset by a decrease of $1.8 million in prepaid expenses and other assets and an increase of $47.5 million in accounts payable. The increases in accounts receivable, inventory and accounts payable were primarily due to higher gross sales.

During the three months ended November 24, 2017, cash used in operating activities was $17.0 million. The primary factors affecting our cash flows during this period were a $24.0 million change in our net operating assets and liabilities and a $3.2 million net loss, partially offset by $10.2 million of non-cash related expenses. The $24.0 million change in net operating assets and liabilities consisted of a decrease of $56.4 million in accounts payable, offset by decreases of $21.6 million in accounts receivable, $9.0 million in inventory and $0.6 million in prepaid expenses and other assets, and an increase of $1.2 million in accrued expenses and other liabilities. The decreases in accounts receivable, inventory and accounts payable were primarily due to lower gross sales.

Net cash used in investing activities during the three months ended November 24, 2017 was $6.0 million consisting primarily of purchases of property and equipment. Net cash used in investing activities during the three months ended November 25, 2016 was $3.1 million consisting primarily of purchases of property and equipment.

Net cash used in financing activities during the three months ended November 24, 2017 was $7.2 million, consisting primarily of $6.2 million long-term debt payments for both the Amended Credit Agreement and the BNDES Credit Agreements and $1.3 million payment of expenses related to our IPO. Net cash used in financing activities during the three months ended November 25, 2016 was $5.3 million consisting of long-term debt payments.

There have been no material changes to contractual obligations previously disclosed in our Annual Report.

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

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 1, Summary of Significant Accounting Policies, in each case in our Annual Report.

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

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the reais. Approximately 60% and 47% of our net sales during the three months ended November 24, 2017 and November 25, 2016, respectively, originated in reais. We present our combined financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our combined financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our consolidated statement of operations is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated statement of operations is also impacted by foreign currency gains and losses recorded in Other Income (Expense) arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During the three months ended November 24, 2017 and November 25, 2016, we recorded ($2.7) million and $0.1 million, respectively, of foreign exchange gains (losses).

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term and short-term debt, including the $160.9 million aggregate balance under the term loans under the Amended Credit Agreement, R$22.4 million (or $6.8 million) balance under the BNDES 2013 Credit Agreement and R$36.3 million (or $11.1 million) balance under the BNDES 2014 Credit Agreement, in each case as of November 24, 2017. Although we did not have any revolving balances outstanding as of November 24, 2017, the revolving facility under the Amended Credit Agreement provides for borrowings of up to $50 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the Amended Credit Agreement is fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $2.2 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 24, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 9, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

The risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for our fiscal year ended August 25, 2017 (our “Annual Report”) could materially and adversely affect our business, financial condition and results of operations, and the market price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. Below we update and supplement certain risks set forth under the heading “—Risks Relating to Our Business” and describe additional risks that supplement the risks described under “—Risks Relating to Investments in Cayman Islands Companies”, each in Part I, Item 1A, "Risk Factors" in our Annual Report.

Risks Relating to Our Business

Our success in Brazil depends in part on Brazilian laws establishing local content requirements for electronics products. The elimination of or a reduction in the local content requirements, or our inability to secure the benefits of these regulations, could significantly reduce the demand for, and the profit margins on, our products in Brazil.

Successive Brazilian governmental administrations have adopted economic policies intended to foster innovation and investment in local production, stimulate job growth, provide stimulus to exports and defend local manufacturers in various industries. In recent decades, the Brazilian government identified the design and manufacture of integrated circuits, or ICs, as a priority and established tax incentives and local content requirements intended to promote the development of the local IT industry. These incentives include the Lei da Informática—Processo Produtivo Básico, or PPB/IT Program, the Support Program for the Technological Development of the Semiconductor and Display Industries, or PADIS, and Lei do Bem. The PPB/IT program is intended to promote local manufacturing by allowing qualified companies to sell specified IT products, including desktops, notebooks, servers, SmartTVs and mobile products, with a reduced Brazilian federal excise tax rate, or the IPI, as compared to the rate that is required to be collected by non-qualified suppliers. The PPB/IT Program provides an incentive for certain customers to purchase products from us because they are not required to pay the regular level of IPI on their purchases. Under the PPB/IT Program, the percentage of local content required in specified IT products has increased significantly from 2006 to present, and the law that provides the PPB/IT Program benefits is currently legislated to remain in force through the end of 2029. For example, under the PPB/ IT Program, from 2006 to present the total requirement of DRAM modules made with locally packaged DRAM ICs for notebook computers has increased from 0% to 80% and is expected to remain at current levels through the end of 2029. Local content requirements for mobile memory products for smartphones increased from 20% in calendar 2015 to 50% in 2017 and is scheduled to increase to 60% in 2018. These requirements are under discussion for possible reduction for both 2017 and 2018, which we believe is as a result of customer volumes growing faster than expected, our competitors’ failure to supply locally manufactured mobile memory products and tight memory supplies worldwide. While we anticipate that the requirements may be reduced to 30% for 2017 and 50% for 2018, if implemented, we do not believe these reductions will have a negative impact on our business or our financial results as, absent a material reduction in smartphone demand in Brazil in 2018, increases in memory densities offset reductions in the local content requirements. There can be no assurance, however, that such reductions will not have an adverse effect on our financial results. Under current proposals, the requirement for mobile memory for smartphones is expected to be 60% in 2019.

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

In 2013, the European Union, or the EU, later joined by Japan, requested the establishment of a panel within the World Trade Organization, or WTO, to determine whether certain measures enacted by the Brazilian government concerning tax incentives and local content requirements for the automotive and several other industries including the IT industry and including PADIS, the PPB/IT Program and Lei do Bem, are inconsistent with WTO rules. In December 2016, the WTO circulated its report to the parties. This report was released to the public on August 30, 2017. In its report, the panel concluded, among other things, that the tax exemptions, reductions and suspensions granted for the automotive, IT and other industries amount to subsidies that are inconsistent with the principles of the various WTO agreements, and the panel recommended that Brazil withdraw these subsidies. Government officials in Brazil have expressed their intent, if necessary, to restructure the incentives to be consistent with the WTO principles and to continue to support local industry; however, there can be no assurance that the programs will ultimately be restructured and implemented or, if implemented, whether the restructured programs will provide the same level of support as is currently in place. Brazil has appealed the panel’s findings. While we cannot predict the impact of the WTO’s report, this recommendation could result in significant adverse changes to the local content rules and incentives available to us and our customers in Brazil. Any suspension, early termination or other adverse change in the local content requirements could significantly reduce the demand for, and the profit margins on, our products in Brazil, and would have a material adverse effect on our business, results of operations and financial condition.

In addition, we benefit from various other tax incentives extended to us in Brazil to promote the development of the local IT industry, and are subject to related risks, as described in Part I, Item 1A in our Annual Report under “Risk Factors—Risks Relating to our International Operations—If the tax incentive or tax holiday arrangements from which we benefit in Brazil or Malaysia change or cease to be in effect or applicable in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income, excise, import and contribution taxes we have to pay could increase significantly.”

Sales to a limited number of customers represent a significant portion of our net sales, and the loss of any key customer or key program, or the demands of our key customers, could materially harm our business, results of operations and financial condition.

Our principal end customers include global original equipment manufacturers, or OEMs, that compete in the computing, networking, communications, storage, aerospace, defense, mobile and industrial markets. In fiscal 2017, 2016 and 2015, sales to our ten largest end customers (including sales to contract manufacturers or ODMs at the direction of such end customers) accounted for 84%, 81% and 75% of net sales, respectively. Of our end customers, Samsung accounted for 19%, 13% and 11% of net sales in fiscal 2017, 2016 and 2015, respectively; Cisco accounted for 15%, 19% and 16% of net sales in fiscal 2017, 2016 and 2015, respectively; Lenovo Group Ltd., or Lenovo, accounted for 11% and 13% of net sales in fiscal 2017 and 2016, respectively; Dell accounted for 15% of net sales in fiscal 2015; and Hewlett-Packard Company, or HP, accounted for 14% of net sales in fiscal 2015 (in fiscal 2016, HP undertook a spin-off and divided into two distinct companies, following which neither company accounted for 10% or more of our net sales). Direct sales to Samsung accounted for 19%, 13% and 11% of net sales in fiscal 2017, 2016 and 2015, respectively; direct sales to Flex Ltd., or Flex, accounted for 14% and 17% of net sales in fiscal 2017 and 2016, respectively; direct sales to Hon Hai accounted for 13%, 11% and 11% of net sales in fiscal 2017, 2016 and 2015, respectively; and direct sales to Dell accounted for 15% of net sales in fiscal 2015. While Samsung is a significant customer of ours, purchasing eMCPs from us in their smartphone division and DRAM modules from us in their PC division, Samsung’s semiconductor division is also a major supplier and a competitor. See “Risk Factors—Risks Relating to Our Business—Our dependence on a small number of sole or limited source suppliers subjects us to certain risks, including the risk that we may be unable to obtain adequate supplies at a reasonable price and in a timely manner” and “—The memory market is intensely competitive, and we may not be able to maintain or improve our competitive position” under Part I, Item 1A in our Annual Report.

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

Our future operating results depend in significant part upon the continued contributions of our key senior management and technical personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Iain MacKenzie, our President and Chief Executive Officer, and Jack Pacheco, our Senior Vice President, Chief Operating Officer and Chief Financial Officer. Mr. MacKenzie has recently notified us that he has decided to transition to a revised role during the 2018 calendar year. Following the transition, he will continue to serve as a member of our board of directors, but he will no longer serve as our President and Chief Executive Officer. We can provide no assurance that we will find a suitable successor or that any identified successor will be successfully integrated into our management team. Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, design, finance, marketing, sales and support personnel. We are continually recruiting such personnel in various parts of the world. However, competition for such personnel can be strong and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. In addition, particularly in the high-technology industry, the value of stock options, RSUs, grants or other share- based compensation is an important element in the retention of employees. Declines in the value of our ordinary shares could adversely affect our ability to retain employees and we may have to take additional steps to make the equity component of our compensation packages more attractive to attract and retain employees. These steps could result in dilution to shareholders.

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

Risks Relating to Investments in Cayman Islands Companies

The Cayman Islands Beneficial Ownership Regime may impact dealings with shares in certain of our subsidiaries

As our ordinary shares are listed on The NASDAQ Global Select Market, being a recognized stock exchange listed in Schedule 3 to Companies Law, we do not fall within the scope of the primary obligations under Part XVIIA of the Companies Law, or the Beneficial Ownership Regime. We are therefore not required to maintain a beneficial ownership register. We may, however, be required from time to time to provide, on request, certain particulars to other Cayman Islands entities that are within the scope of the Beneficial Ownership Regime and that are therefore required to maintain beneficial ownership registers under the Beneficial Ownership Regime. It is anticipated that such particulars will generally be limited to the identity and certain related particulars of (i) any person holding (or controlling through a joint arrangement) a majority of our voting rights; any person who is a holder of our shares and who has the right to appoint and remove a majority of our board of directors; and (iii) any person who has the right to exercise, or actually exercises, dominant direct influence or control over us. If we are unable or unwilling to provide such information when required by the Companies Law, we may be prevented from dealing with or disposing of the shares we hold in our Cayman Islands subsidiaries. Should we not maintain the listing of our ordinary shares, we will become subject to the Beneficial Ownership Regime, and will then be required to collect certain information on our controlling persons and beneficial owners for inclusion on our beneficial ownership register. Should you be a person whose particulars are required to be included on our beneficial ownership register, and you are unable or unwilling to provide such particulars to us when required, you may be prevented from dealing in or disposing of our ordinary shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Amended Credit Agreement

We are subject to certain restrictions with respect to the use of our working capital and our ability to pay dividends under our Amended Credit Agreement, as described in Note 6, Long-Term Debt—Amended Credit Agreement, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information in incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On December 19, 2017, as part of its review of compensation matters and the CEO transition previously disclosed to occur later in calendar 2018, the Compensation Committee recommended to our board of directors, and the board approved, a promotion as well as changes in the severance and change of control provisions for the Company’s Chief Operating Officer and Chief Financial Officer, Jack Pacheco. Mr. Pacheco was promoted to Executive Vice President. The changes in the severance and change of control provisions of Mr. Pacheco’s employment agreement include  (i) in the event of a qualifying involuntary termination, Mr. Pacheco’s cash severance payment will be 75% of his annual base salary (increased from 25%); (ii) if a qualifying termination occurs within the first 12 months after a new Chief Executive Officer is appointed, Mr. Pacheco’s severance will include one-year of accelerated vesting of his equity awards in addition to his other severance benefits; and (iii) in the event of a qualifying termination in connection with a change in control, Mr. Pacheco’s cash severance will be 150% of his annual base salary (increased from 100%).

Item 6. Exhibits

Exhibit No.	Exhibit Title

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART GLOBAL HOLDINGS, INC.

Date: December 21, 2017	By:	/s/ IAIN MACKENZIE
		Name:	Iain MacKenzie
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: December 21, 2017	By:	/s/ JACK PACHECO
		Name:	Jack Pacheco
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)