Form 10-Q
period 2018-02-23
SMART Global Holdings, Inc.
filed 2018-03-22
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2018

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

As of February 23, 2018, the registrant had 22,106,135 ordinary shares outstanding.

i

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this report. These factors include, but are not limited to, the risks described under the caption “Risk Factors” in the documents we file from time to time with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for our fiscal year ended August 25, 2017 and in our Quarterly Reports on Form 10-Q that have been and will be filed by us in our fiscal year 2018, which runs from August 26, 2017 to August 31, 2018. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We make these forward-looking statements based upon information available on the date of this report, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by law.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART Global Holdings, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	February 23,	August 25,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$51,816	$22,436
Accounts receivable, net of allowances of $381 and $314 as of February 23, 2018 and August 25, 2017, respectively	223,500	183,303
Inventories	148,577	127,135
Prepaid expenses and other current assets	18,181	14,115
Total current assets	442,074	346,989
Property and equipment, net	53,238	55,182
Other noncurrent assets	21,556	26,728
Intangible assets, net	2,533	5,107
Goodwill	45,709	46,022
Total assets	$565,110	$480,028
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$225,718	$189,717
Accrued liabilities	24,151	27,316
Current portion of long-term debt	22,954	22,841
Total current liabilities	272,823	239,874
Long-term debt	142,752	154,450
Deferred tax liabilities	730	1,439
Other long-term liabilities	1,897	1,869
Total liabilities	$418,202	$397,632
Commitments and contingencies (see Note 9)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 22,106 and 21,666 as of February 23, 2018 and August 25, 2017, respectively	666	653
Additional paid-in capital	239,628	232,162
Accumulated other comprehensive loss	(143,976)	(143,210)
Retained earnings	50,590	(7,209)
Total shareholders’ equity	146,908	82,396
Total liabilities and shareholders’ equity	$565,110	$480,028

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 23,	February 24,	February 23,	February 24,
	2018	2017	2018	2017
Net sales (1)	$313,965	$171,954	$579,374	$331,298
Cost of sales	240,948	134,797	448,521	264,431
Gross profit	73,017	37,157	130,853	66,867
Operating expenses:
Research and development	9,852	9,948	18,402	19,645
Selling, general, and administrative	18,087	16,434	35,905	31,844
Management advisory fees	—	1,000	—	2,000
Restructuring charge	—	471	—	457
Total operating expenses	27,939	27,853	54,307	53,946
Income from operations	45,078	9,304	76,546	12,921
Interest expense, net	(4,230)	(8,512)	(8,829)	(14,778)
Other income (expense), net	2,548	(1,005)	(167)	(902)
Total other expense	(1,682)	(9,517)	(8,996)	(15,680)
Income (loss) before income taxes	43,396	(213)	67,550	(2,759)
Provision for income taxes	6,602	2,124	9,751	2,785
Net income (loss)	$36,794	$(2,337)	$57,799	$(5,544)
Earnings per share:
Basic	$1.68	$(0.17)	$2.65	$(0.40)
Diluted	$1.60	$(0.17)	$2.53	$(0.40)
Shares used in computing earnings per share:
Basic	21,915	13,870	21,794	13,870
Diluted	23,038	13,870	22,877	13,870

(1)	Includes sales to affiliates of $34,129, $17,680, $59,857 and $26,688, in three and six months ended February 23, 2018 and February 24, 2017, respectively (see Note 2).

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 23,	February 24,	February 23,	February 24,
	2018	2017	2018	2017
Net income (loss)	$36,794	$(2,337)	$57,799	$(5,544)
Other comprehensive income (loss):
Foreign currency translation	6,411	1,591	(766)	4,004
Other comprehensive income (loss)	6,411	1,591	(766)	4,004
Comprehensive income (loss)	$43,205	$(746)	$57,033	$(1,540)

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	February 23,	February 24,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$57,799	$(5,544)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,628	17,553
Share-based compensation	3,302	2,144
Provision for doubtful accounts receivable and sales returns	67	(174)
Deferred income tax benefit	(954)	(1,111)
Loss on disposal of property and equipment	244	129
Extinguishment loss on long-term debt	—	1,386
Amortization of debt discounts and issuance costs	1,451	3,944
Changes in operating assets and liabilities:
Accounts receivable	(40,907)	3,375
Inventories	(21,556)	(26,351)
Prepaid expenses and other assets	1,691	1,476
Accounts payable	37,347	(15,726)
Accrued expenses and other liabilities	(2,158)	3,251
Net cash provided by (used in) operating activities	48,954	(15,648)
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(10,457)	(7,395)
Proceeds from sale of property and equipment	66	42
Net cash used in investing activities	(10,391)	(7,353)
Cash flows from financing activities:
Fees paid for revolving line of credit financing	(768)	—
Long-term debt payment	(12,309)	(11,735)
Payment for extinguishment of long-term debt	—	(938)
Payment of costs related to initial public offering (IPO)	(1,591)	—
Proceeds from borrowings under revolving line of credit	208,500	215,250
Repayments of borrowings under revolving line of credit	(208,500)	(215,250)
Proceeds from issuance of ordinary shares from share option exercises	4,177	—
Net cash used in financing activities	(10,491)	(12,673)
Effect of exchange rate changes on cash and cash equivalents	1,308	381
Net increase (decrease) in cash and cash equivalents	29,380	(35,293)
Cash and cash equivalents at beginning of period	22,436	58,634
Cash and cash equivalents at end of period	$51,816	$23,341
Supplemental disclosures of cash flow information:
Cash paid during the year:
Cash paid for interest	$7,481	$11,591
Cash paid for income taxes, net of refunds	9,835	1,771
Noncash activities information:
Capital expenditures included in accounts payable at period end	381	385
Warrants issued in connection with debt	—	21,341

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

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The six months ended February 23, 2018 and February 24, 2017 were both 13 week fiscal periods.

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

In addition, the Company has classes of transactions with customers that are accounted for on an agency basis (i.e., the Company recognizes as revenue the amount billed less the material procurement costs of products serviced as an agent with the cost of providing these services embedded with the cost of sales). The Company provides procurement, logistics, inventory management, temporary warehousing, kitting and packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is determined by a fee for services based on material procurement costs. The Company recognizes service revenue upon the completion of the services, typically upon shipment of the product. There are no obligations subsequent to shipment of the product under the agency arrangements.

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Six Months Ended
	February 23,	February 24,	February 23,	February 24,
	2018	2017	2018	2017
Service revenue, net	$9,634	$9,042	$19,476	$17,984
Cost of purchased materials - service (1)	228,217	203,267	456,785	402,388
Gross billings for services	237,851	212,309	476,261	420,372
Product net sales	304,331	162,912	559,898	313,314
Gross billings to customers	$542,182	$375,221	$1,036,159	$733,686
Product net sales	$304,331	$162,912	$559,898	$313,314
Service revenue, net	9,634	9,042	19,476	17,984
Net sales	$313,965	$171,954	$579,374	$331,298

(1)	Represents cost of sales associated with service revenue reported on a net basis.
(e)	Cash and Cash Equivalents

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

As of  February 23, 2018, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$41.8 million (or $13.2 million), of which (i) R$16.6 million (or $5.2 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$23.8 million (or $7.5 million) classified as other noncurrent assets, and (ii) R$1.4 million (or $0.5 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.9 million or $0.3 million) and other noncurrent assets (R$0.5 million or $0.2 million). As of August 25, 2017, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$40.9 million (or $13.1 million), of which (i) R$38.4 million (or $12.3 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$2.5 million (or $0.8 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as other noncurrent assets (R$0.6 million or $0.2 million) and prepaid expenses and other current assets (R$1.9 million or $0.6 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2018 through fiscal 2022. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.

In April and June 2016, the Company filed cases with the State of Sao Paulo tax authorities to seek approval to sell excess ICMS credits. In December 2017, the Company obtained approval to sell R$31.6 million (or $10.0 million) of its ICMS credits.  Once approved, sales of ICMS credits usually take three to six months to complete and typically incur a discount to the face amount of the credits sold, as well as fees for the arrangers of these sales which together aggregate 10% to 15% of the face amount of the credits being sold. Once the sale is complete, the tax authorities usually approve the transfer of credits in monthly installments and the proceeds resulting from the sale of the aforementioned credits shall be received by the Company accordingly. The Company has recorded valuation adjustments for the estimated discount and fees that the Company will need to offer in order to sell the ICMS credits to other companies.

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

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. As of February 23, 2018 and August 25, 2017, the carrying value of goodwill on the Company’s condensed consolidated balance sheet was $45.7 million and $46.0 million, respectively.

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

All of the $45.7 million carrying value of goodwill on the Company’s condensed consolidated balance sheet as of February 23, 2018 is associated with the Company’s single reporting unit. No impairment of goodwill was recognized through February 23, 2018.

The changes in the carrying amount of goodwill during the six months ended February 23, 2018 and fiscal 2017 are as follows (in thousands):

Total
Balance as of August 26, 2016	$44,976
Translation adjustments	1,046
Balance as of August 25, 2017	46,022
Translation adjustments	(313)
Balance as of February 23, 2018	$45,709

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets from the Acquisition by type as of February 23, 2018 and August 25, 2017 (dollars in thousands):

		February 23, 2018			August 25, 2017
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	5	$26,700	$(24,657)	$2,043	$26,971	$(22,844)	$4,127
Technology	4	4,900	(4,410)	490	4,900	(3,920)	980
Total		$31,600	$(29,067)	$2,533	$31,871	$(26,764)	$5,107

Amortization expense related to intangible assets for the three and six months ended February 23, 2018 totaled approximately $1.2 million and $2.5 million, respectively, and $2.9 million and $6.0 million, respectively, for the corresponding periods of fiscal 2017. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Three Months Ended		Six Months Ended
	February 23,	February 24,	February 23,	February 24,
	2018	2017	2018	2017
Amortization of intangible assets (in thousands):
Research and development	$245	$1,224	$490	$2,448
Selling, general and administrative	993	1,723	2,016	3,522
Total	$1,238	$2,947	$2,506	$5,970

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized during the six months ended February 23, 2018 and February 24, 2017.

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

During the three and six months ended February 23, 2018, the Company recorded $2.4 million and ($0.3) million, respectively, and  $0.2 million and $0.3 million, respectively, for the corresponding periods of fiscal 2017, of foreign exchange gains (losses) primarily related to its Brazilian operating subsidiaries.

(q)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their statement of operations all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Three Months Ended		Six Months Ended
	February 23,	February 24,	February 23,	February 24,
	2018	2017	2018	2017
Share-based compensation expense (in thousands):
Cost of sales	$227	$142	$445	$268
Research and development	288	230	562	445
Selling, general and administrative	1,182	722	2,295	1,431
Total	$1,697	$1,094	$3,302	$2,144

(r)	Loss Contingencies

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

The Company relies on five suppliers for the majority of its raw materials. At February 23, 2018 and August 25, 2017, the Company owed these five suppliers $184.5 million and $153.7 million, respectively, which was recorded as accounts payable. The inventory purchases from these suppliers during the three and six months ended February 23, 2018 were $0.4 billion and $0.8 billion, respectively, and $0.3 billion, and $0.6 billion, respectively for the corresponding periods of fiscal 2017.

(u)	New Accounting Pronouncements

In February 2018, the FASB issued, ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income. The new guidance allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election.  The Company is required to adopt the guidance in the first quarter of fiscal 2020. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments to its consolidated financial statements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplified the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. ASU 2017-04 will be effective for the Company beginning on December 15, 2019 and early adoption is permitted. The Company adopted this ASU in fiscal 2017 and it did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company believes the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements. The Company has $7.0 million of restricted cash at February 23, 2018, which is classified as noncurrent assets in the accompanying condensed consolidated financial statements.

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

•

The guidance eliminates the requirement that excess tax benefits must be realized (through a reduction in income taxes payable) before companies can recognize them.  The Company applied the modified retrospective transition method upon adoption.  The previously unrecognized excess tax effects were recorded as a deferred tax asset in the amount of $0.9 million, which was fully offset by a valuation allowance of the same amount as of August 26, 2017, resulting no impact to opening retained earnings.

•

In accordance with the guidance, the Company has elected to make an entity-wide accounting policy change to account for forfeiture when they occur.  There is no cumulative-effect on opening retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning on September 1, 2019 and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  Although the Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and related disclosures, as disclosed in Note 9(a), the Company has over $11.3 million in lease commitments at February 23, 2018 and believes that the adoption will have a material impact to the consolidated financial statements.

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

In May 2014, the FASB issued a new standard, ASU No. 2014-09, Revenue from Contracts with Customers, as amended, which will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. ASU No. 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The FASB has recently issued several amendments to the new standard, including clarification on identifying performance obligations. The amendments include ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and accordingly, will adopt the new standard effective September 1, 2018. The Company currently plans to adopt using the modified retrospective approach. The Company is evaluating the impact of the new standard on its accounting policies, processes, and system requirements. The Company has assigned internal resources and, if necessary, will engage third party service providers to assist in the evaluation. Furthermore, the Company has made and will continue to make investments in its systems to enable timely and accurate reporting under the new standard. While the Company continues to assess all potential impacts under the new standard, there is the potential for significant impacts to the timing of recognition of revenue.

(2)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 23,	February 24,	February 23,	February 24,
	2018	2017	2018	2017
Affiliates:
Net sales	$34,129	$17,680	$59,857	$26,688
Expenses:
Management advisory fees	$—	$1,000	$—	$2,000

As of February 23, 2018 and August 25, 2017, amounts due from these affiliates were $12.5 million and $8.7 million, respectively.

Management advisory fees represent fees paid to entities affiliated with Silver Lake pursuant to a management agreement (the Management Agreement) that was terminated upon closing of the Company’s initial public offering (IPO) on May 30, 2017.  There were no amounts due under this agreement as of February 23, 2018 and August 25, 2017.

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

During the six months ended February 23, 2018 and February 24, 2017, the Sellers sold $0 and $112.4 million of accounts receivables under the RPA respectively. The outstanding balance of receivables sold and not yet collected was $0 as of both February 23, 2018 and August 25, 2017. Total interest expense paid during both the three and six months ended February 23, 2018 was $0, and $0.2 million and $0.4 million, respectively, for the corresponding periods of fiscal 2017.

(4)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	February 23,	August 25,
	2018	2017
Raw materials	$65,445	$42,255
Work in process	23,795	22,965
Finished goods	59,337	61,915
Total inventories*	$148,577	$127,135

*	As of February 23, 2018 and August 25, 2017, 25% and 34%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	February 23,	August 25,
	2018	2017
Prepaid ICMS taxes in Brazil*	$5,554	$—
Unbilled service receivables	2,539	4,280
Prepayment for VAT and other transaction taxes	612	1,890
Prepaid income taxes	1,109	1,023
Revolver debt fees	970	970
Other prepaid expenses and other current assets	7,397	5,952
Total prepaid expenses and other current assets	$18,181	$14,115

* See Note 1(i)

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	February 23,	August 25,
	2018	2017
Office furniture, software, computers and equipment	$17,481	$17,134
Manufacturing equipment	100,220	96,318
Leasehold improvements*	24,706	24,302
	142,407	137,754
Less accumulated depreciation and amortization	89,169	82,572
Net property and equipment	$53,238	$55,182

*	Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment during the three and six months ended February 23, 2018 was approximately $5.1 million and $10.1 million, respectively, and $6.0 million and $11.6 million, respectively, for the corresponding periods of fiscal 2017.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	February 23,	August 25,
	2018	2017
Prepaid ICMS taxes in Brazil*	$7,687	$12,253
Restricted cash	6,957	7,027
Revolver debt fees	1,859	2,334
Deferred tax assets	2,345	2,098
Tax receivable	1,344	1,223
Other	1,364	1,793
Total other noncurrent assets	$21,556	$26,728

*	See Note 1(i)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 23,	August 25,
	2018	2017
Accrued employee compensation	$15,994	$17,426
Income taxes payable	2,951	2,459
Accrued credits payable to customers	287	2,296
VAT and other transaction taxes payable	850	1,314
Accrued warranty reserve	200	275
Other accrued liabilities	3,869	3,546
Total accrued liabilities	$24,151	$27,316

(5)	Income Taxes

Provision for income taxes for the three-month periods presented consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 23,	February 24,	February 23,	February 24,
	2018	2017	2018	2017
Provision for Income Taxes	$6,602	$2,124	$9,751	$2,785

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three and six months ended February 23, 2018 increased by $4.5 million and $7.0 million, respectively, as compared to the same period in the prior year, primarily due to higher income in non-U.S. jurisdictions subject to tax.

As of February 23, 2018, the Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

On December 22, 2017, new U.S. federal tax legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  Certain key changes introduced by the Tax Act that would impact the Company in the current fiscal year include the reduction of the U.S. federal corporate tax rate from 35% to 21%, acceleration of expensing of certain business assets, and the elimination of the alternative minimum tax system for corporations. This rate reduction will reduce the gross value of the Company’s U.S. net deferred tax assets and liabilities with a correlative adjustment to the Company’s valuation allowance, therefore, there is no expected material impact to the Company’s quarterly and annual consolidated financial statements for the fiscal year ending August 31, 2018, subject to a continued valuation allowance. Prospectively, the Company will be subject to other provisions of the Tax Act, including, but not limited to, changes to the interest deduction and the repeal of certain exceptions under IRC 162(m), which may limit the Company’s deductibility of such items. These items are dependent on factors including future profits, the timing of payment and the exercises and release of equity awards.

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

Interest and Interest Rates. Loans under the Amended Credit Agreement accrue interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings is 6.25% and with respect to base rate borrowings is 5.25%. The interest rate on the term loans was 8.05% as of February 23, 2018.

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

Principal Payments. The Amended Credit Agreement requires quarterly repayments of principal under the term loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter.  During the three and six months ended February 23, 2018, the borrowers made scheduled principal payments of $4.1 million and $8.3 million, respectively, and $4.4 million and $7.8 million, respectively, for the corresponding periods of fiscal 2017.

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

No mandatory prepayments were required for three and six months ended February 23, 2018 or for fiscal 2017.

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

As of February 23, 2018, the outstanding principal balance of term loans under the Amended Credit Agreement was $156.8 million and there were no outstanding revolving loans. As of August 25, 2017, the outstanding principal balance of term loans under the Amended Credit Agreement was $165.0 million and there were no outstanding revolving loans. The fair value of the term loans as of February 23, 2018 and August 25, 2017 was estimated to be approximately $156.0 million and $164.2 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES, referred to as the BNDES 2013 Credit Agreement. Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $16.0 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. SMART Brazil’s obligations under the BNDES 2013 Credit Agreement are guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee is in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement. The committed amount was R$6.0 million (or $1.9 million), which is shown on the Company’s condensed consolidated balance sheets as restricted cash in other noncurrent assets.

As of February 23, 2018, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$19.3 million (or $6.1 million), of which R$9.4 million (or $3.0 million) accrues interest at the fixed rate of 3.5% and R$9.8 million (or $3.1 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum. As of August 25, 2017, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$25.6 million (or $8.2 million), of which R$12.6 million (or $4.0 million) accrues interest at the fixed rate of 3.5% and R$13.0 million (or $4.2 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum.

The facility under the BNDES 2013 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment being due on July 15, 2019.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $16.7 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

SMART Brazil’s obligations under the BNDES 2014 Credit Agreement are also guaranteed by Itaú Bank, which guarantee is in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 30.31% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2014 Credit Agreement, or approximately R$16.0 million (or $5.1 million) of required cash balances, which is shown on the Company’s condensed consolidated balance sheets as restricted cash in other noncurrent assets.

The outstanding debt under the BNDES 2014 Credit Agreement accrues interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal payment being due on July 15, 2020.

As of February 23, 2018 and August 25, 2017, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was R$33.0 million (or $10.4 million) and R$39.6 million (or $12.6 million), respectively.

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

The fair value of amounts outstanding under the BNDES Agreements as of February 23, 2018 and August 25, 2017 were estimated to be approximately $14.4 million and $16.9 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

The Amended Credit Agreement and the BNDES Agreements are classified as follows in the accompanying consolidating balance sheets (in thousands):

	February 23,	August 25,
	2018	2017
Term loan	$156,750	$165,000
BNDES 2013 principal balance	6,089	8,185
BNDES 2014 principal balance	10,434	12,647
Unamortized debt discount	(2,894)	(3,267)
Unamortized debt issuance costs	(4,673)	(5,274)
Net amount	165,706	177,291
Current portion of long-term debt	(22,954)	(22,841)
Long-term debt	$142,752	$154,450

The future minimum principal payments under the ARCA and the BNDES Agreements as of February 23, 2018 are (in thousands):

	ARCA	BNDES	TOTAL
Fiscal year ending August:
2018	$8,250	$4,116	$12,366
2019	16,500	8,233	24,733
2020	16,500	4,174	20,674
2021	16,500	—	16,500
2022	99,000	—	99,000
Total	$156,750	$16,523	$173,273

(7)	Financial Instruments

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

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not have any financial instruments measured under Level 3 as of February 23, 2018 and August 25, 2017.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of February 23, 2018:
Assets
Cash and cash equivalents	$51.8	$—	$—	$51.8
Restricted cash(1)	7.0	—	—	7.0
Total assets measured at fair value	$58.8	$—	$—	$58.8
Liabilities
Term loan	$—	$156.0	$—	$156.0
BNDES Credit Agreements	—	14.4	—	14.4
Total liabilities measured at fair value(2)	$—	$170.4	$—	$170.4
Balances as of August 25, 2017:
Assets
Cash and cash equivalents	$22.4	$—	$—	$22.4
Restricted cash(1)	7.0	—	—	7.0
Total assets measured at fair value	$29.4	$—	$—	$29.4
Liabilities
Term loan	$—	$164.2	$—	$164.2
BNDES Credit Agreements	—	16.9	—	16.9
Total liabilities measured at fair value(2)	$—	$181.1	$—	$181.1

(1)	Included in other noncurrent assets on the Company's condensed consolidated balance sheets - see Note 4.
(2)	Included under long-term debt on the Company's condensed consolidated balance sheets.
(8)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which has been amended and restated and is now known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (the SGH Plan). The SGH Plan provides for grants of equity awards to employees, directors and consultants of the Company. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date with either a one-year or two-year cliff and then monthly thereafter, and generally have a ten-year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of February 23, 2018, there were 3,175,319 ordinary shares reserved for issuance under the SGH Plan, of which 1,937,680 ordinary shares were available for grant. As of August 25, 2017, there were 3,657,761 ordinary shares reserved for issuance under the SGH Plan, of which 1,491,266 ordinary shares were available for grant.

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

The following assumptions were used to value the Company’s stock options:

	Three Months Ended		Six Months Ended
	February 23,	February 24,	February 23,	February 24,
	2018	2017	2018	2017
Stock options:
Expected term (years)	6.25	6.25	6.25	6.25
Expected volatility	46.27%	55.75%	42.28% - 46.27%	54.41% - 55.75%
Risk-free interest rate	2.71%	1.96%	2.15% - 2.71%	1.96% - 2.01%
Expected dividends	—	—	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining
		per share	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Options outstanding at August 25, 2017	1,788	$12.66	7.61	$11,174
Options granted	74	35.57
Options exercised	(380)	10.97
Options cancelled	(8)	18.09
Options outstanding at February 23, 2018	1,474	$14.23	7.66	$28,180
Options exercisable at February 23, 2018	766	$11.81	6.47	$16,396
Options vested and expected to vest at February 23, 2018	1,474	$14.23	7.66	$28,180

The Black-Scholes weighted average fair value of options granted under the SGH Plan during the three and six months ended February 23, 2018 was $17.18 and $16.77 per share, respectively, and $1.64 and $1.62 per share, respectively, for the corresponding periods of fiscal 2017. The total intrinsic value of employee stock options exercised in the three and six months ended February 23, 2018 was $7.3 million and $9.3 million, respectively, and $0 for both the corresponding periods of fiscal 2017. As of February 23, 2018, there was approximately $5.2 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 2.68 years.

SGH Plan—Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs)

A summary of the changes in RSAs and RSUs outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
	Shares	per share	value
Awards outstanding at August 25, 2017	378	$7.91	$6,956
Awards granted	38	29.93
Awards vested and paid out	(59)	8.28
Awards forfeited and cancelled	(9)	7.74
Awards outstanding at February 23, 2018	348	$10.27	$11,552

The share-based compensation expense related to RSAs and RSUs during the three and six months ended February 23, 2018 was approximately $0.4 million and $0.7 million, respectively, and $9 thousand and $0.1 million, respectively, for the corresponding periods of fiscal 2017. The total fair value of shares vested during both the three and six months ended February 23, 2018 was approximately $2.2 million, and $0 and $13 thousand, respectively, for the corresponding periods of fiscal 2017.

Equity Rights and Restrictions

The holders of ordinary shares of SMART Global Holdings are entitled to such dividends and other distributions as may be declared by the board of directors of SMART Global Holdings from time-to-time, out of the funds of SMART Global Holdings lawfully available therefor.

All SMART Global Holdings shares owned by employees, by certain former lenders of the Company, and all shares underlying the SMART Global Holdings options and RSUs are subject to either the Employee Investors Shareholders Agreement dated August 26, 2011 (the Employee Investors Shareholders Agreement) or the Amended and Restated Investors Shareholders Agreement dated as of November 5, 2016 (as amended by Amendment No. 4, Amendment No. 3, Amendment No. 2 and subsequent amendments, the Amended and Restated Investors Shareholders Agreement; the Employee Investors Shareholders Agreement and the Amended and Restated Investors Shareholders Agreement are collectively referred to as the Shareholders Agreements). Under the terms of the Shareholders Agreements, such shares are subject to certain restrictions on sale and could become subject to lock-up restrictions in the event of any future registered public offerings by the Company. In addition, the shares owned by the directors, certain executives and certain other shareholders of the Company are subject to lock-up agreements through February 28, 2018 in connection with a registered secondary offering completed on December 4, 2017. The lock-up agreements are subject to certain customary exemptions, including for sales made pursuant to trading plans entered into pursuant to Rule 10b5-1 of the Exchange Act prior to the commencement of the secondary offering.

(b)	Savings and Retirement Program

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the three and six months ended February 23, 2018 were approximately $0.3 million and $0.5 million, respectively, and $0.3 million and $0.5 million, respectively, for the corresponding periods of fiscal 2017.

(9)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases during the three and six months ended February 23, 2018 was $0.7 million and $1.4 million, respectively, and $0.7 million and $1.4 million, respectively, for the corresponding periods of fiscal 2017.

Future minimum lease payments under all leases as of February 23, 2018are as follows (in thousands):

Amount
Fiscal year ending August:
Remainder of fiscal 2018	$1,332
2019	2,701
2020	2,629
2021	2,478
2022	1,943
Thereafter	178
Total	$11,261

(b)	Product Warranty and Indemnities

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Three Months Ended		Six Months Ended
	February 23,	February 24,	February 23,	February 24,
	2018	2017	2018	2017
Beginning accrued warranty reserve	$247	$248	$275	$266
Warranty claims	(112)	(38)	(265)	(244)
Provision for product warranties	65	93	190	281
Ending accrued warranty reserve	$200	$303	$200	$303

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

Netlist

On September 10, 2012, SMART Modular filed a complaint in the Eastern District of California against Netlist alleging infringement of certain claims of SMART Modular’s U.S. Patent No. 8,250,295 (the ‘295 patent) and seeking, among other things, a preliminary injunction. Netlist filed certain counterclaims alleging, among other things, attempted monopolization, collusion, unfair competition, fraud on the U.S. Patent and Trademark Office (the USPTO) and sham litigation, and asserting that the ‘295 patent is invalid. The counterclaims do not specify the amount of damages. Netlist also filed a request for reexamination of the ‘295 patent in the USPTO. On May 30, 2013, the court denied SMART Modular’s motion for a preliminary injunction and granted a stay in the proceedings pending the outcome of the reexamination. In April 2014, the USPTO issued a non-final Action Closing Prosecution (ACP) confirming the patentability of the original claims of SMART Modular’s ‘295 patent and rejecting certain claims added during the reexamination process. In May 2014, after the ACP, SMART Modular filed comments requesting that all of the original claims and certain of the added claims be confirmed as patentable. In June 2014, Netlist filed comments challenging SMART Modular’s comments to the ACP. In August 2015, the USPTO rejected Netlist’s challenges and affirmed its previous decision confirming the patentability of the original claims of SMART Modular’s ‘295 patent. In September 2015, Netlist filed an appeal of the USPTO examiner’s decision to the Patent Trial and Appeals Board (the PTAB). In February 2016, the USPTO ruled in favor of SMART Modular and in September 2016, the court granted SMART Modular’s motion to lift the stay in the Eastern District of California case. In November 2016, the PTAB reversed the examiner’s decision to confirm certain claims of SMART Modular’s ‘295 patent and reversed the examiner’s decision to determine that certain newly added claims are patentable. In January 2017, SMART Modular filed a request to reopen the prosecution to add evidence to rebut the PTAB’s grounds for the decision reversing the examiner’s decision. In February 2017, Netlist filed comments on SMART Modular’s request to reopen prosecution. In April 2017, the PTAB issued an Order remanding the reexamination and reopening prosecution. In February 2017, Netlist filed a motion to reinstate the stay in the court proceedings pending the outcome of the USPTO proceedings. SMART Modular filed an opposition to this motion and the Netlist motion to reinstate the stay was denied. In May 2017, the USPTO examiner issued a decision to remand, rejecting certain claims of the ‘295 patent. In June 2017, SMART Modular filed in the USPTO its response to the examiner’s May 2017 decision and Netlist filed comments in response to the examiner’s May 2017 decision. In August 2017, the examiner issued a communication indicating that SMART Modular’s and Netlist’s comments had been entered and that the proceeding was forwarded to the PTAB for issuance of a new decision.  In December 2017, PTAB issued a decision declaring the original claims of SMART Modular’s ‘295 patent, as well as the newly added claims, to be invalid. The Company has appealed the decision of the PTAB to the Federal Circuit Court of Appeals.

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

The Company believes that SMART Brazil used the correct product code on its imports and that none of the above assessments are due. In March 2012, SMART Brazil filed defenses to the First Assessment and the Second Assessment. On May 2, 2013, the first level administrative tax court issued a ruling in favor of the tax assessor and against SMART Brazil on the First Assessment. On May 31, 2013, SMART Brazil filed an appeal to the second level tax court known as CARF. The appeal was heard on November 26, 2013 and the Company received a unanimous favorable ruling rejecting the position of the tax authorities. This ruling was published by the tax authorities and made official in February 2014. Subsequently, the tax authorities filed a request for clarification and on September 17, 2014, the Company received a unanimous ruling rejecting the request from the tax authorities for clarification. On November 7, 2014, the tax authorities notified CARF that they would not be appealing the CARF decision, and the First Assessment has been extinguished. On February 6, 2018, the first level administrative court unanimously ruled in favor of SMART Brazil with respect to the Second Assessment. Due to the size of the Second Assessment, Brazil law requires that the tax authorities appeal the decision to CARF.

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

The amounts claimed by the tax authorities on the Second Assessment and on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$14.2 million (or $4.5 million) and R$13.3 million (or $4.1 million) as of February 23, 2018 and August 25, 2017, respectively.

As a result of the CARF decision in favor of SMART Brazil on the First Assessment and the decision in favor of SMART Brazil at the first level administrative court on the Second Assessment, the Company believes that the probability of any material charges as a result of the Second Assessment and the Third Assessment is remote and the Company does not expect the resolution of these disputed assessments to have a material impact on its consolidated financial position, results of operations or cash flows. While the Company believes that the Second Assessment and the Third Assessment are incorrect, there can be no assurance that SMART Brazil will prevail in the disputes.

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

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, and property and equipment by geographic area is as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 23,	February 24,	February 23,	February 24,
	2018	2017	2018	2017
Geographic Net Sales:
U.S.	$37,704	$36,174	$81,856	$69,616
Brazil	208,680	78,679	366,676	154,262
Asia	52,723	43,787	103,817	82,969
Europe	7,462	8,109	13,496	14,979
Other Americas	7,396	5,205	13,529	9,472
Total	$313,965	$171,954	$579,374	$331,298

	February 23,	August 25,
	2018	2017
Property and Equipment, Net:
U.S.	$3,536	$3,110
Brazil	42,657	44,180
Malaysia	4,513	5,049
Other	2,532	2,843
Total	$53,238	$55,182

(11)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	February 23, 2018		February 24, 2017		February 23, 2018		February 24, 2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales
	(unaudited)				(unaudited)
Customer A	$120,728	38%	$30,353	18%	$191,226	33%	$59,461	18%
Customer B	35,646	11%	25,459	15%	67,005	12%	49,975	15%
Customer C	33,509	11%	17,459	10%	59,159	10%	—	0%
Customer D	—	0%	—	0%	72,253	12%	—	0%
Customer E	—	0%	17,953	10%	—	0%	—	0%
	$189,883	60%	$91,224	53%	$389,643	67%	$109,436	33%

As of February 23, 2018, customer A accounted for 15% of accounts receivable. As of February 23, 2018, four direct customers that represented less than 10% of net sales, Customers E, F, G and H, accounted for approximately 25%, 15%, 13% and 12% of accounts receivable, respectively. As of August 25, 2017, four direct customers that represented less than 10% of net sales, Customers E, F, G and H, accounted for approximately 24%, 14%, 18% and 11% of accounts receivable, respectively.

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

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 23,	February 24,	February 23,	February 24,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$36,794	$(2,337)	$57,799	$(5,544)
Denominator:
Weighted average shares outstanding:
Basic	21,915	13,870	21,794	13,870
Diluted	23,038	13,870	22,877	13,870
Earnings per share:
Basic	$1.68	$(0.17)	$2.65	$(0.40)
Diluted	$1.60	$(0.17)	$2.53	$(0.40)
Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	42	2,851	26	2,139

(13)	Other Income (Expense), Net

The following table provides the detail of other income (expense), net as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 23,	February 24,	February 23,	February 24,
	2018	2017	2018	2017
Foreign currency gains (losses)	$2,415	$204	$(327)	$262
Loss on extinguishment of debt	—	(1,386)	—	(1,386)
Other	133	177	160	222
Total other income (expense), net	$2,548	$(1,005)	$(167)	$(902)

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

Results of Operations

The following is a summary of our results of operations for the three and six months ended February 23, 2018 and February 24, 2017 (in thousands):

	Three Months Ended				Six Months Ended
	February 23, 2018	% of sales*	February 24, 2017	% of sales*	February 23, 2018	% of sales*	February 24, 2017	% of sales*
	(in thousands, other than per share data)
Consolidated Statement of Operations Data:
Net sales	$313,965	100%	$171,954	100%	$579,374	100%	$331,298	100%
Cost of sales (1)	240,948	77%	134,797	78%	448,521	77%	264,431	80%
Gross profit	73,017	23%	37,157	22%	130,853	23%	66,867	20%
Operating expenses:
Research and development (1) (2)	9,852	3%	9,948	6%	18,402	3%	19,645	6%
Selling, general and administrative (1) (2)	18,087	6%	16,434	10%	35,905	6%	31,844	10%
Management advisory fees	—	0%	1,000	1%	—	0%	2,000	1%
Restructuring	—	0%	471	0%	—	0%	457	0%
Total operating expenses	27,939	9%	27,853	16%	54,307	9%	53,946	16%
Income from operations	45,078	14%	9,304	5%	76,546	13%	12,921	4%
Other income (expense):
Interest expense, net	(4,230)	(1%)	(8,512)	(5%)	(8,829)	(2%)	(14,778)	(4%)
Other income (expense), net	2,548	1%	(1,005)	-1%	(167)	0%	(902)	0%
Total other expense	(1,682)	(1%)	(9,517)	(6%)	(8,996)	(2%)	(15,680)	(5%)
Income (loss) before income taxes	43,396	14%	(213)	0%	67,550	12%	(2,759)	(1%)
Provision for income taxes	6,602	2%	2,124	1%	9,751	2%	2,785	1%
Net income (loss)	$36,794	12%	$(2,337)	(1%)	$57,799	10%	$(5,544)	(2%)

Earnings per share:
Basic	$1.68		$(0.17)		$2.65		$(0.40)
Diluted	$1.60		$(0.17)		$2.53		$(0.40)
Shares used in computing earnings per share:
Basic	21,915		13,870		21,794		13,870
Diluted	23,038		13,870		22,877		13,870
* Summations may not compute precisely due to rounding.
(1) Includes share-based compensation expense as follows:
Cost of sales	$227		$142		$445		$268
Research and development	288		230		562		445
Selling, general and administrative	1,182		722		2,295		1,431
(2) Includes amortization of intangible assets expense as follows:
Research and development	$245		$1,224		$490		$2,448
Selling, general and administrative	993		1,723		2,016		3,522

Three and Six Months Ended February 23, 2018 as Compared to the Three and Six Months Ended February 24, 2017

Net Sales

Net sales increased by $142.0 million, or 82.6%, during the three months ended February 23, 2018 compared to the same period in the prior year, and by $248.1 million, or 74.9%, during the six months ended February 23, 2018 compared to the same period in the prior year. The increase was primarily due to an 183% and 133% higher sales volume of mobile memory products in Brazil, for the three and six-month periods, respectively, which was driven in part by new product introductions of higher density embedded multi-chip package (“eMCP”) products, the increase in local content requirements from 40% to 50% for mobile memory products for smartphones effective January 1, 2017, and a 63% and 66% increase in the average selling prices of mobile memory products due to increasing memory density, for the three and six-month periods, respectively. Strategic investments to increase production capacity in prior periods helped enable us to meet the increased demand in the Brazil mobile memory market. Our Brazil PC DRAM sales also increased as unit demand grew, leading to 110% and 121% higher volumes in the three and six-month periods, respectively. The strength of the worldwide DRAM market also positively impacted our average selling prices as they increased by 85% and 98% in the three and six-month periods, respectively, as well as strength in the server, networking and communications markets

Cost of Sales

Cost of sales increased by $106.2 million, or 78.7%, during the three months ended February 23, 2018 compared to the same period in the prior year, and by $184.1 million, or 69.6%, during the six months ended February 23, 2018 compared to the same period in the prior year.  The increase was primarily due to an increase of 90% and 79% in the cost of materials for the higher level of sales for the three and six-month periods, respectively, as well as higher production costs related to the increased revenue. Included in the cost of sales increase was an unfavorable foreign exchange impact of $0.2 million and $0.4 million for the three and six-month periods, respectively, due to locally sourced cost of sales in Brazil.

Gross Profit

Gross margin increased to 23.3% and 22.6% during the three and six months ended February 23, 2018 compared to 21.6% and 20.2% for the same periods in the prior year, respectively, primarily due to higher revenue in Brazil mobile memory and specialty DRAM while the cost of sales associated with higher density memory products increased at a lower rate.

Research and Development Expense

Research and development (“R&D”) expense decreased by $0.1 million, or 1.0%, during the three months ended February 23, 2018 compared to the same period in the prior year, and by $1.2 million, or 6.3%, during the six months ended February 23, 2018 compared to the same period in the prior year. The decrease in the six-month period was primarily due to $2.0 million lower intangible amortization expense as some intangible assets became fully amortized and lower depreciation, partially offset by higher personnel-related costs and outside services. The reduction in R&D expense was partially offset by an unfavorable foreign exchange impact of $41 thousand and $0.1 million for the three and six-month periods, respectively.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased by $1.7 million, or 10.1%, during the three months ended February 23, 2018 compared to the same period in the prior year, and by $4.1 million, or 12.8%, during the six months ended February 23, 2018 compared to the same period in the prior year. The increases were primarily due to higher personnel-related expenses such as bonus and stock compensation, partially offset by lower intangible amortization expense as some intangible assets became fully amortized. Included in the SG&A expense increase was an unfavorable foreign exchange impact of $0.1 million for both the three and six-month periods.

Management Advisory Fees

Management advisory fees were nil during the three and six months ended February 23, 2018 compared to $1.0 million and $2.0 million in the same periods in the prior year, respectively, as the Management Agreement with Silver Lake was terminated upon the closing of the IPO on May 30, 2017.

Other Income (Expense)

Interest expense, net decreased $4.3 million, or 50.3%, during the three months ended February 23, 2018 compared to the same period in the prior year, and $5.9 million, or 40.3%, during the six months ended February 23, 2018 compared to the same period in the prior year, primarily due to lower interest expense resulting from our debt refinancing in the fourth quarter of fiscal 2017. Other income (expense), net increased by $3.6 million and $0.7 million for the three and six-month periods, respectively, primarily due to foreign currency.

Provision for Income Taxes

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three and six months ended February 23, 2018 increased by $4.5 million and $7.0 million, respectively, as compared to the same periods in the prior year primarily due to higher income in non-U.S. jurisdictions subject to tax.

As of February 23, 2018, the Company has a full valuation allowance for our net deferred tax assets associated with our U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

On December 22, 2017, new U.S. federal tax legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. Certain key changes introduced by the Tax Act that would impact the Company in the current fiscal year include the reduction of the U.S. federal corporate income tax rate from 35% to 21%, accelerate the expensing of certain business assets, and the elimination of the alternative minimum tax system for corporations. This rate reduction will reduce the gross value of the Company’s U.S. net deferred tax assets and liabilities with a correlative adjustment to the Company’s valuation allowance, therefore, there is no expected material impact to the Company's quarterly and annual consolidated financial statements for the fiscal year ending August 31, 2018, subject to a continued valuation allowance.  Prospectively, the Company will be subject to other provisions of the Tax Act including, but not limited to, changes to the interest deduction limitation and the repeal of certain exceptions under IRC 162(m), which may limit the Company’s deductibility of such items.  These items are dependent on factors including future profits, the timing of payments and the exercises and releases of equity awards.

Liquidity and Capital Resources

	Six Months Ended
	February 23, 2018	February 24, 2017
	(in thousands)
Cash provided by (used in) operating activities	$48,954	$(15,648)
Cash used in investing activities	(10,391)	(7,353)
Cash used in financing activities	(10,491)	(12,673)
Effect of exchange rate changes on cash and cash equivalents	1,308	381
Net increase (decrease) in cash and cash equivalents	$29,380	$(35,293)

At February 23, 2018, we had cash and cash equivalents of $51.8 million, of which approximately $47.2 million was held outside of the United States.

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

During the six months ended February 23, 2018, cash provided by operating activities was $48.9 million. The primary factors affecting our cash flows during this period were a $57.8 net income and $16.7 million of non-cash related expenses, partially offset by a $25.6 million change in our net operating assets and liabilities. The $25.6 million change in net operating assets and liabilities consisted of increases of $40.9 million in accounts receivable and $21.6 million in inventory, and a decrease of $2.2 million in accrued expenses and other liabilities, offset by a decrease of $1.7 million in prepaid expenses and other assets and an increase of $37.3 million in accounts payable. The increases in accounts receivable, inventory and accounts payable were primarily due to higher gross sales.

During the six months ended February 24, 2017, cash used in operating activities was $15.6 million. The primary factors affecting our cash flows during this period were a $34.0 million change in our net operating assets and liabilities and a $5.5 million net loss, partially offset by $23.9 million of non-cash related expenses. The $34.0 million change in net operating assets and liabilities consisted of an increase of $26.4 million in inventory and a decrease of $15.7 million in accounts payable, offset by decreases of $3.4 million in accounts receivable and $1.5 million in prepaid expenses and other assets, and an increase of $3.3 million in accrued expenses and other liabilities. The increase in inventory was due to both higher sales forecast and higher cost of materials resulting from increased DRAM prices, while the decreases in accounts receivable and accounts payable were primarily due to lower gross sales.

Net cash used in investing activities during the six months ended February 23, 2018 was $10.4 million consisting primarily of purchases of property and equipment. Net cash used in investing activities during the six months ended February 24, 2017 was $7.4 million consisting primarily of purchases of property and equipment.

Net cash used in financing activities during the six months ended February 23, 2018 was $10.5 million, consisting primarily of $12.3 million long-term debt payments for both the Amended Credit Agreement and the BNDES Credit Agreements, $1.6 million payment of expenses related to our IPO and $0.8 million payment of fees for our revolving line of credit financing, partially offset by $4.2 million proceeds from issuance of ordinary shares from share option exercises. Net cash used in financing activities during the six months ended February 24, 2017 was $12.7 million consisting primarily of $11.7 million long-term debt payments and $0.9 million payment for extinguishment of long-term debt.

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

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 1, Overview, Basis of Presentation and Significant Accounting Policies, in each case in our Annual Report.

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

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the reais. Approximately 63% and 47% of our net sales during the six months ended February 23, 2018 and February 24, 2017, respectively, originated in reais. We present our combined financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our combined financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our consolidated statement of operations is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated statement of operations is also impacted by foreign currency gains and losses recorded in Other Income (Expense) arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During the six months ended February 23, 2018 and February 24, 2017, we recorded ($0.3) million and $0.3 million, respectively, of foreign exchange gains (losses).

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term and short-term debt, including the $156.8 million aggregate balance under the term loans under the Amended Credit Agreement, R$19.3 million (or $6.1 million) balance under the BNDES 2013 Credit Agreement and R$33.0 million (or $10.4 million) balance under the BNDES 2014 Credit Agreement, in each case as of February 23, 2018. Although we did not have any revolving balances outstanding as of February 23, 2018, the revolving facility under the Amended Credit Agreement provides for borrowings of up to $50 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the Amended Credit Agreement is fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $2.2 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 23, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 9, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for our fiscal year ended August 25, 2017 as updated and supplemented by our Quarterly Report on From 10-Q for our fiscal quarter ended November 27, 2017.  These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 14, 2018, the Board of Directors (the “Board”) of the Company announced that Executive Chairman Ajay Shah will assume the role of Co-Chief Executive Officer (“CEO”) of the Company. Until his resignation becomes effective later this year, Mr. MacKenzie will remain as President and he and Mr. Shah will serve as Co-CEOs during a transition period. After the transition is complete, Mr. Shah will become the President and sole CEO and will continue to serve as the Chairman of the Board.

Additional information regarding this appointment can be found in our Current Report on Form 8-K dated March 14, 2018

Item 6. Exhibits

Exhibit No.	Exhibit Title

10.1*	Offer Letter by and between the Registrant and Ajay Shah, dated March 13, 2018.
10.2*	Amended and Restated Employment Agreement between SMART Modular Technologies, Inc. and Jack Pacheco.

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

31.3*

Certification of Co-Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Co-Principal Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART GLOBAL HOLDINGS, INC.

Date: March 22, 2018	By:	/s/ IAIN MACKENZIE
		Name:	Iain MacKenzie
		Title:	President and Co-Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2018	By:	/s/ JACK PACHECO
		Name:	Jack Pacheco
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)