Form 10-Q
period 2018-05-25
SMART Global Holdings, Inc.
filed 2018-06-21
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2018

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

As of May 25, 2018, the registrant had 22,307,512 ordinary shares outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART Global Holdings, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	May 25,	August 25,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$64,495	$22,436
Accounts receivable, net of allowances of $298 and $314 as of May 25, 2018 and August 25, 2017, respectively	262,101	183,303
Inventories	147,948	127,135
Prepaid expenses and other current assets	20,219	14,115
Total current assets	494,763	346,989
Property and equipment, net	53,051	55,182
Other noncurrent assets	21,193	26,728
Intangible assets, net	1,173	5,107
Goodwill	42,872	46,022
Total assets	$613,052	$480,028
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$264,954	$189,717
Accrued liabilities	20,816	27,316
Current portion of long-term debt	22,073	22,841
Total current liabilities	307,843	239,874
Long-term debt	136,606	154,450
Deferred tax liabilities	351	1,439
Other long-term liabilities	1,897	1,869
Total liabilities	$446,697	$397,632
Commitments and contingencies (see Note 9)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 22,308 and 21,666 as of May 25, 2018 and August 25, 2017, respectively	672	653
Additional paid-in capital	245,097	232,162
Accumulated other comprehensive loss	(161,950)	(143,210)
Retained earnings	82,536	(7,209)
Total shareholders’ equity	166,355	82,396
Total liabilities and shareholders’ equity	$613,052	$480,028

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 25,	May 26,	May 25,	May 26,
	2018	2017	2018	2017
Net sales (1)	$335,477	$206,974	$914,851	$538,272
Cost of sales	257,423	159,599	705,944	424,030
Gross profit	78,054	47,375	208,907	114,242
Operating expenses:
Research and development	9,763	8,797	28,165	28,442
Selling, general, and administrative	19,597	17,193	55,502	49,037
Management advisory fees	—	1,000	—	3,000
Restructuring charge	—	—	—	457
Total operating expenses	29,360	26,990	83,667	80,936
Income from operations	48,694	20,385	125,240	33,306
Interest expense, net	(4,098)	(8,294)	(12,927)	(23,072)
Other income (expense), net	(7,145)	(762)	(7,312)	(1,664)
Total other expense	(11,243)	(9,056)	(20,239)	(24,736)
Income before income taxes	37,451	11,329	105,001	8,570
Provision for income taxes	5,505	3,371	15,256	6,156
Net income	$31,946	$7,958	$89,745	$2,414
Earnings per share:
Basic	$1.44	$0.57	$4.09	$0.17
Diluted	$1.37	$0.50	$3.90	$0.16
Shares used in computing earnings per share:
Basic	22,206	13,986	21,932	13,909
Diluted	23,306	15,955	23,020	15,230

(1)

Includes sales to affiliates of $39,665 and $100,737 in the three and nine months ended May 25, 2018, respectively, and $21,554 and $48,242, respectively, for the corresponding periods of fiscal 2017 (see Note 2).

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 25,	May 26,	May 25,	May 26,
	2018	2017	2018	2017
Net income	$31,946	$7,958	$89,745	$2,414
Other comprehensive income (loss):
Foreign currency translation	(17,974)	(3,021)	(18,740)	983
Other comprehensive income (loss)	(17,974)	(3,021)	(18,740)	983
Comprehensive income	$13,972	$4,937	$71,005	$3,397

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	May 25,	May 26,
	2018	2017
Cash flows from operating activities:
Net income	$89,745	$2,414
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,656	25,399
Share-based compensation	6,599	3,533
Provision for doubtful accounts receivable and sales returns	(13)	31
Deferred income tax benefit	(1,376)	(1,195)
Loss on disposal of property and equipment	230	129
Extinguishment loss on long-term debt	—	1,386
Write off of long-term asset	250	—
Amortization of debt discounts and issuance costs	2,165	6,424
Changes in operating assets and liabilities:
Accounts receivable	(86,706)	(33,516)
Inventories	(27,940)	(31,184)
Prepaid expenses and other assets	(3,495)	741
Accounts payable	83,879	11,799
Accrued expenses and other liabilities	(4,703)	7,097
Net cash provided by (used in) operating activities	77,291	(6,942)
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(18,251)	(11,179)
Proceeds from sale of property and equipment	101	467
Net cash used in investing activities	(18,150)	(10,712)
Cash flows from financing activities:
Fees paid for revolving line of credit financing	(768)	—
Long-term debt payment	(18,402)	(17,689)
Payment for extinguishment of long-term debt	—	(938)
Payment of costs related to initial public offering (IPO)	(1,591)	(200)
Proceeds from borrowings under revolving line of credit	277,500	338,250
Repayments of borrowings under revolving line of credit	(277,500)	(338,250)
Proceeds from issuance of ordinary shares from share option exercises	6,170	348
Net cash used in financing activities	(14,591)	(18,479)
Effect of exchange rate changes on cash and cash equivalents	(2,491)	(160)
Net increase (decrease) in cash and cash equivalents	42,059	(36,293)
Cash and cash equivalents at beginning of period	22,436	58,634
Cash and cash equivalents at end of period	$64,495	$22,341
Supplemental disclosures of cash flow information:
Cash paid during the period:
Cash paid for interest	$11,048	$17,215
Cash paid for income taxes, net of refunds	17,085	5,293
Noncash activities information:
Capital expenditures included in accounts payable at period end	614	275
IPO costs included in accounts payable and accrued liabilities at period end	—	1,990
Proceeds receivable from the exercise of stock options	(185)	—
Warrants issued in connection with debt	—	21,341

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

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The three months ended May 25, 2018 and May 26, 2017 were both 13 week fiscal periods.

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

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Nine Months Ended
	May 25,	May 26,	May 25,	May 26,
	2018	2017	2018	2017
Service revenue, net	$11,270	$9,869	$30,746	$27,853
Cost of purchased materials - service (1)	258,098	246,498	714,883	648,886
Gross billings for services	269,368	256,367	745,629	676,739
Product net sales	324,207	197,105	884,105	510,419
Gross billings to customers	$593,575	$453,472	$1,629,734	$1,187,158
Product net sales	$324,207	$197,105	$884,105	$510,419
Service revenue, net	11,270	9,869	30,746	27,853
Net sales	$335,477	$206,974	$914,851	$538,272

(1)Represents cost of sales associated with service revenue reported on a net basis.

(e)	Cash and Cash Equivalents

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

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due and, thereby, reduces the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on a combination of factors including the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and historical experience.

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

As of  May 25, 2018, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$44.4 million (or $12.8 million), of which (i) R$16.6 million (or $4.8 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$24.5 million (or $7.0 million) classified as other noncurrent assets, and (ii) R$3.3 million (or $0.9 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$1.1 million or $0.3 million) and other noncurrent assets (R$2.2 million or $0.6 million). As of August 25, 2017, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$40.9 million (or $13.1 million), of which (i) R$38.4 million (or $12.3 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$2.5 million (or $0.8 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as other noncurrent assets (R$0.6 million or $0.2 million) and prepaid expenses and other current assets (R$1.9 million or $0.6 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2018 through fiscal 2022. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.

In April and June 2016, the Company filed cases with the State of Sao Paulo tax authorities to seek approval to sell excess ICMS credits. In December 2017, the Company obtained approval to sell R$31.6 million (or $9.1 million) of its ICMS credits.  Once approved, sales of ICMS credits usually take three to six months to complete and typically incur a discount to the face amount of the credits sold, as well as fees for the arrangers of these sales which together aggregate 10% to 15% of the face amount of the credits being sold. Once the sale is complete, the tax authorities usually approve the transfer of credits in monthly installments and the proceeds resulting from the sale of the aforementioned credits shall be received by the Company accordingly. The Company has recorded valuation adjustments for the estimated discount and fees that the Company will need to offer in order to sell the ICMS credits to other companies.

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

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. As of May 25, 2018 and August 25, 2017, the carrying value of goodwill on the Company’s condensed consolidated balance sheet was $42.9 million and $46.0 million, respectively.

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

All of the $42.9 million carrying value of goodwill on the Company’s condensed consolidated balance sheet as of May 25, 2018 is associated with the Company’s single reporting unit. No impairment of goodwill was recognized through May 25, 2018.

The changes in the carrying amount of goodwill during the nine months ended May 25, 2018 and fiscal 2017 are as follows (in thousands):

Total
Balance as of August 26, 2016	$44,976
Translation adjustments	1,046
Balance as of August 25, 2017	46,022
Translation adjustments	(3,150)
Balance as of May 25, 2018	$42,872

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets from the Acquisition by type as of May 25, 2018 and August 25, 2017 (dollars in thousands):

		May 25, 2018			August 25, 2017
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	5	$24,256	$(23,328)	$928	$26,971	$(22,844)	$4,127
Technology	4	4,900	(4,655)	245	4,900	(3,920)	980
Total		$29,156	$(27,983)	$1,173	$31,871	$(26,764)	$5,107

Amortization expense related to intangible assets for the three and nine months ended May 25, 2018 totaled approximately $1.2 million and $3.7 million, respectively, and $3.0 million and $9.0 million, respectively, for the corresponding periods of fiscal 2017. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Three Months Ended		Nine Months Ended
	May 25,	May 26,	May 25,	May 26,
	2018	2017	2018	2017
Amortization of intangible assets (in thousands):
Research and development	$245	$1,224	$735	$3,672
Selling, general and administrative	976	1,774	2,992	5,296
Total	$1,221	$2,998	$3,727	$8,968

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized during the nine months ended May 25, 2018 and May 26, 2017.

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

During the three and nine months ended May 25, 2018 and May 26, 2017, the Company recorded $6.9 million and $7.3 million, respectively, and $1.0 million and $0.7 million, respectively, for the corresponding periods of fiscal 2017, of foreign exchange losses primarily related to its Brazilian operating subsidiaries.

(q)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their statement of operations all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Three Months Ended		Nine Months Ended
	May 25,	May 26,	May 25,	May 26,
	2018	2017	2018	2017
Share-based compensation expense (in thousands):
Cost of sales	$414	$176	$859	$444
Research and development	325	(22)	887	423
Selling, general and administrative	2,558	1,235	4,853	2,666
Total	$3,297	$1,389	$6,599	$3,533

(r)	Loss Contingencies

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

The Company relies on five suppliers for the majority of its raw materials. At May 25, 2018 and August 25, 2017, the Company owed these five suppliers $218.4 million and $153.7 million, respectively, which was recorded as accounts payable. The inventory purchases from these suppliers during the three and nine months ended May 25, 2018 were $0.4 billion and $1.2 billion, respectively, and $0.3 billion, and $0.9 billion, respectively for the corresponding periods of fiscal 2017.

(u)	New Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends ASC 740, Income Taxes, to provide guidance on accounting for tax effects of the Tax cuts and Jobs Act (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Company has applied the guidance in ASU 2018-05, see Note 5, Income Taxes, for further disclosure.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income. The new guidance allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election.  The Company is required to adopt the guidance in the first quarter of fiscal 2020. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments to its consolidated financial statements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplified the accounting for goodwill impairment by eliminating step 2 from the goodwill impairment test. ASU 2017-04 will be effective for the Company beginning on December 15, 2019 and early adoption is permitted. The Company adopted this ASU in fiscal 2017 and it did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The changes in restricted cash and restricted cash equivalents during the period will be included in the beginning and ending cash and cash equivalents balance reconciliation on the statement of cash flows. The Company has $6.3 million of restricted cash at May 25, 2018, which is classified as noncurrent assets in the accompanying condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Cash Flow Statements, Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The guidance addresses eight specific cash flow classification issues with the objective of reducing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition period to each period presented. The Company does not believe the adoption of ASU 2016-15 will have a material impact on its consolidated financial statements.

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

•

In accordance with the guidance, the Company has elected to make an entity-wide accounting policy change to account for forfeitures when they occur.  There is no cumulative-effect on opening retained earnings.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning on September 1, 2019 and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  Although the Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and related disclosures, as disclosed in Note 9(a), the Company has over $16.4 million in lease commitments at May 25, 2018 and believes that the adoption will have a material impact to the consolidated financial statements.

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

In May 2014, the FASB issued a new standard, ASU No. 2014-09, Revenue from Contracts with Customers, as amended, which will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. ASU No. 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The FASB has recently issued several amendments to the new standard, including clarification on identifying performance obligations. The amendments include ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company does not plan to early adopt, and accordingly, will adopt the new standard effective September 1, 2018. The Company currently plans to adopt using the modified retrospective approach. Upon adoption on September 1, 2018, the Company will record a cumulative effect adjustment to retained earnings related to the difference in timing of revenue recognition required under the new standards.

A change for the Company under ASC 606 relates to the timing of revenue recognition for customized product sales orders deemed not cancellable and nonrefundable (NCNR). Under current accounting standards, the Company recognizes revenue and costs related to these sales when products are shipped or delivered to the customers based on the terms of the purchase orders and sales agreements. Under ASC 606, the terms within the NCNR sales orders that provide the Company with a legally enforceable right to receive payment for performance completed to date will affect the timing of revenue recognition. Accordingly, the Company will recognize revenue over time as customized products listed within the NCNR orders are completed.

The Company is in the process of finalizing its assessment and implemented policies, processes, and controls to support the standard measurement and disclosure requirements.

(v)	Subsequent Events

Acquisition of Penguin Computing, Inc.

On June 8, 2018, SMART Global Holdings entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the SMART Global Holdings, Glacier Acquisition Sub, Inc., a wholly-owned indirect subsidiary of SMART Global Holdings (“Merger Sub”), Penguin Computing, Inc., (“Penguin”) and Fortis Advisors LLC, solely in its capacity as the representative of the holders of the securities of Penguin. Pursuant to the Merger Agreement, on June 8, 2018, Merger Sub was merged with and into Penguin, with Penguin surviving as a wholly-owned indirect subsidiary of the SMART Global Holdings (the “Merger”).

The aggregate consideration payable by the Company for the Merger is up to $85 million, which includes up to $25.0 million of potential cash earn-out payments based on Penguin’s achievement of specified gross profit levels through December 31, 2018, pursuant to the provisions of the Merger Agreement. The Company paid $60 million at closing (subject to certain adjustments as provided in the Merger Agreement), which included the assumption by the Company of Penguin’s outstanding indebtedness.

At the closing of the Merger, the Company deposited $6.0 million of the purchase price into escrow as security for Penguin’s indemnification obligations during the escrow period of one year. The Company also deposited $2.0 million of the purchase price into escrow as security for customary post-closing adjustments to the purchase price. The Merger Agreement contains customary representations and warranties of the Company and Penguin. The parties have agreed to indemnify each other for certain breaches of representations, warranties and covenants.

Incremental Facility Amendment

On June 8, 2018, the parties to the Amended Credit Agreement (as defined in Note 6) entered into an Incremental Facility Amendment (the “Incremental Facility Amendment”) which provides for, among other things, an incremental $60.0 million term loan facility (the “Additional Term B Loan”). On June 8, 2018, SMART Modular Technologies (Global), Inc. (“Global”) borrowed pursuant to the Incremental Facility Amendment, $60.0 million in aggregate principal amount of Additional Term B Loan under the Amended Credit Agreement, a portion of which was used to fund the cash purchase price of the Merger. The terms and provisions of the Additional Term B Loan are, in all material respects, substantially consistent with the terms and provisions of the other term loans currently outstanding under the Amended Credit Agreement.

(2)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 25,	May 26,	May 25,	May 26,
	2018	2017	2018	2017
Affiliates:
Net sales	$39,665	$21,554	$100,737	$48,242
Expenses:
Management advisory fees	$—	$1,000	$—	$3,000

As of May 25, 2018 and August 25, 2017, amounts due from these affiliates were $8.7 million and $8.7 million, respectively.

Management advisory fees represent fees paid to entities affiliated with Silver Lake pursuant to a management agreement (the Management Agreement) that was terminated upon closing of the Company’s initial public offering (IPO) on May 30, 2017.  There were no amounts due under this agreement as of May 25, 2018 and August 25, 2017.

(3)	Accounts Receivable Purchasing Facility

In May 2012, SMART Modular Technologies, Inc. (SMART Modular) and SMART Modular Technologies (Europe) Limited (collectively, for this footnote only, Sellers), both wholly owned subsidiaries of the Company, entered into a Receivables Purchasing Agreement (as amended, the RPA) with Wells Fargo Bank, N.A. (Wells Fargo). Under the RPA, the Sellers can offer to sell to Wells Fargo certain Eligible Receivables (as defined in the RPA) due from certain designated customers, and Wells Fargo has the right to purchase Eligible Receivables offered for sale by Sellers. The maximum amount of Eligible Receivables that Wells Fargo can purchase is capped based upon the aggregate outstanding balances of purchased receivables which maximum is set at $50 million with sublimits assigned to each of Sellers’ customers that are approved for the program. Wells Fargo has no obligation to purchase any Eligible Receivables under the RPA. All purchases of Eligible Receivables are at a discount equal to a 2-month LIBOR plus 2.75% annual discount margin, calculated on a daily basis for the number of days between the payment of the purchase price by Wells Fargo to the Sellers and the actual collection of the Eligible Receivables by Wells Fargo from the account debtor. Purchases are also subject to a 95% advance rate with the 5% being reimbursed to the Sellers upon collection by Wells Fargo from the account debtor. Under the terms of the RPA, Sellers retain limited recourse for product warranties and commercial disputes and Wells Fargo bears the full risk of insolvency and collectability. Sellers are appointed as the agent of Wells Fargo to perform collection services. The RPA has standard representations and warranties, including for the validity and collectability of the Eligible Receivables, and various negative and affirmative covenants that are typical for arrangements of this nature. The obligations of the Sellers are jointly and severally guaranteed by SMART Worldwide and its subsidiary Global. Financing under this receivables purchase program qualifies for off-balance sheet financing as the transfer of receivables to Wells Fargo represents a true-sale. The RPA was terminated effective June 30, 2017.

During the nine months ended May 25, 2018 and May 26, 2017, the Sellers sold $0 and $153.6 million of accounts receivables under the RPA respectively. The outstanding balance of receivables sold and not yet collected was $0 as of both May 25, 2018 and August 25, 2017. Total interest expense paid during both the three and nine months ended May 25, 2018 were $0, and $0.2 million and $0.6 million, respectively, for the corresponding periods of fiscal 2017.

(4)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	May 25,	August 25,
	2018	2017
Raw materials	$72,839	$42,255
Work in process	27,406	22,965
Finished goods	47,703	61,915
Total inventories*	$147,948	$127,135

*	As of May 25, 2018 and August 25, 2017, 27% and 34%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	May 25,	August 25,
	2018	2017
Prepaid ICMS taxes in Brazil*	$5,084	$—
Unbilled service receivables	3,131	4,280
Prepaid income taxes	1,587	1,023
Prepayment for VAT and other transaction taxes	1,485	1,890
Revolver debt fees	970	970
Other prepaid expenses and other current assets	7,962	5,952
Total prepaid expenses and other current assets	$20,219	$14,115

* See Note 1(i)

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	May 25,	August 25,
	2018	2017
Office furniture, software, computers and equipment	$18,376	$17,134
Manufacturing equipment	99,031	96,318
Leasehold improvements*	23,505	24,302
	140,912	137,754
Less accumulated depreciation and amortization	87,861	82,572
Net property and equipment	$53,051	$55,182

*	Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment during the three and nine months ended May 25, 2018 was approximately $4.8 million and $14.9 million, respectively, and $4.8 million and $16.4 million, respectively, for the corresponding periods of fiscal 2017.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	May 25,	August 25,
	2018	2017
Prepaid ICMS taxes in Brazil*	$7,667	$12,253
Restricted cash	6,320	7,027
Deferred tax assets	2,387	2,098
Revolver debt fees	1,621	2,334
Tax receivable	1,319	1,223
Other	1,879	1,793
Total other noncurrent assets	$21,193	$26,728

*	See Note 1(i)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 25,	August 25,
	2018	2017
Accrued employee compensation	$14,672	$17,426
Income taxes payable	1,795	2,459
VAT and other transaction taxes payable	887	1,314
Accrued warranty reserve	277	275
Accrued credits payable to customers	—	2,296
Other accrued liabilities	3,185	3,546
Total accrued liabilities	$20,816	$27,316

(5)	Income Taxes

Provision for income taxes for the three and nine month periods presented consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 25,	May 26,	May 25,	May 26,
	2018	2017	2018	2017
Provision for Income Taxes	$5,505	$3,371	$15,256	$6,156

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three and nine months ended May 25, 2018 increased by $2.1 million and $9.1 million, respectively, as compared to the same period in the prior year, primarily due to higher income in non-U.S. jurisdictions subject to tax.

As of May 25, 2018, the Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Interest and Interest Rates. Loans under the Amended Credit Agreement accrue interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings is 6.25% and with respect to base rate borrowings is 5.25%. The interest rate on the term loans was 8.62% as of May 25, 2018.

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

Principal Payments. The Amended Credit Agreement requires quarterly repayments of principal under the term loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter.  During the three and nine months ended May 25, 2018 the borrowers made scheduled principal payments of $4.1 million and $12.4 million, respectively, and $3.9 million and $11.6 million, respectively, for the corresponding periods of fiscal 2017.

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

No mandatory prepayments were required for three months ended May 25, 2018 or for fiscal 2017.

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

Under the terms of the ARCA, the quarterly scheduled principal payments of term loans were increased to $3.9 million per quarter to be paid on the last day of each fiscal quarter starting November 25, 2016 and early mandatory repayments of principle were applied in the reverse order of maturity.

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

As of May 25, 2018, the outstanding principal balance of term loans under the Amended Credit Agreement was $152.6 million and there were no outstanding revolving loans. As of August 25, 2017, the outstanding principal balance of term loans under the Amended Credit Agreement was $165.0 million and there were no outstanding revolving loans. The fair value of the term loans as of May 25, 2018 and August 25, 2017 was estimated to be approximately $151.9 million and $164.2 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES, referred to as the BNDES 2013 Credit Agreement. Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $14.5 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. SMART Brazil’s obligations under the BNDES 2013 Credit Agreement are guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee is in turn secured by a guarantee from SMART

Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement. The committed amount was R$6.0 million (or $1.7 million), which is shown on the Company’s condensed consolidated balance sheets as restricted cash in other noncurrent assets.

As of May 25, 2018, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$16.1 million (or $4.6 million), of which R$7.9 million (or $2.3 million) accrues interest at the fixed rate of 3.5% and R$8.2 million (or $2.3 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum. As of August 25, 2017, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$25.6 million (or $8.2 million), of which R$12.6 million (or $4.0 million) accrues interest at the fixed rate of 3.5% and R$13.0 million (or $4.2 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum.

The facility under the BNDES 2013 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment being due on July 15, 2019.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $15.2 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

SMART Brazil’s obligations under the BNDES 2014 Credit Agreement are also guaranteed by Itaú Bank, which guarantee is in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 30.31% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2014 Credit Agreement, or approximately R$16.0 million (or $4.6 million) of required cash balances, which is shown on the Company’s condensed consolidated balance sheets as restricted cash in other noncurrent assets.

The outstanding debt under the BNDES 2014 Credit Agreement accrues interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal payment being due on July 15, 2020.

As of May 25, 2018 and August 25, 2017, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was R$29.7 million (or $8.5 million) and R$39.6 million (or $12.6 million), respectively.

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

The fair value of amounts outstanding under the BNDES Agreements as of May 25, 2018 and August 25, 2017 were estimated to be approximately $11.6 million and $16.9 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

The Amended Credit Agreement and the BNDES Agreements are classified as follows in the accompanying consolidating balance sheets (in thousands):

	May 25,	August 25,
	2018	2017
Term loan	$152,625	$165,000
BNDES 2013 principal balance	4,614	8,185
BNDES 2014 principal balance	8,531	12,647
Unamortized debt discount	(2,713)	(3,267)
Unamortized debt issuance costs	(4,378)	(5,274)
Net amount	158,679	177,291
Current portion of long-term debt	(22,073)	(22,841)
Long-term debt	$136,606	$154,450

The future minimum principal payments under the ARCA and the BNDES Agreements as of May 25, 2018 are (in thousands):

	ARCA	BNDES	TOTAL
Fiscal year ending August:
2018	$4,125	$1,871	$5,996
2019	16,500	7,482	23,982
2020	16,500	3,792	20,292
2021	16,500	—	16,500
2022	99,000	—	99,000
Total	$152,625	$13,145	$165,770

(7)	Financial Instruments

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

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not have any financial instruments measured under Level 3 as of May 25, 2018 and August 25, 2017.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of May 25, 2018:
Assets
Cash and cash equivalents	$64.5	$—	$—	$64.5
Restricted cash(1)	6.3	—	—	6.3
Total assets measured at fair value	$70.8	$—	$—	$70.8
Liabilities
Term loan	$—	$151.9	$—	$151.9
BNDES Credit Agreements	—	11.6	—	11.6
Total liabilities measured at fair value(2)	$—	$163.5	$—	$163.5
Balances as of August 25, 2017:
Assets
Cash and cash equivalents	$22.4	$—	$—	$22.4
Restricted cash(1)	7.0	—	—	7.0
Total assets measured at fair value	$29.4	$—	$—	$29.4
Liabilities
Term loan	$—	$164.2	$—	$164.2
BNDES Credit Agreements	—	16.9	—	16.9
Total liabilities measured at fair value(2)	$—	$181.1	$—	$181.1

(1)	Included in other noncurrent assets on the Company's condensed consolidated balance sheets - see Note 4.
(2)	Included under long-term debt on the Company's condensed consolidated balance sheets.
(8)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which has been amended and restated and is now known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (the SGH Plan). The SGH Plan provides for grants of equity awards to employees, directors and consultants of the Company. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date with either a one-year or two-year cliff and then monthly thereafter, and generally have a ten-year term. Options granted after August 26, 2011 and before September 23, 2014, and performance-based options granted in March 2018 have an eight year term. As of May 25, 2018, there were 3,563,975 ordinary shares reserved for issuance under the SGH Plan, of which 571,694 ordinary shares were available for grant. As of August 25, 2017, there were 3,657,761 ordinary shares reserved for issuance under the SGH Plan, of which 1,491,266 ordinary shares were available for grant.

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

The following assumptions were used to value the Company’s stock options:

	Three Months Ended		Nine Months Ended
	May 25,	May 26,	May 25,	May 26,
	2018	2017	2018	2017
Stock options:
Expected term (years)	6.25	6.25	6.25	6.25
Expected volatility	41.77%	46.03%	41.77% - 46.27%	54.41% - 55.75%
Risk-free interest rate	2.82%	2.03%	2.15% - 2.82%	1.96% - 2.03%
Expected dividends	—	—	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining
		per share	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Options outstanding at August 25, 2017	1,788	$12.66	7.61	$11,174
Options granted	1,241	40.45
Options exercised	(581)	10.92
Options cancelled	(22)	23.60
Options outstanding at May 25, 2018	2,426	$27.20	7.98	$44,404
Options exercisable at May 25, 2018	788	$12.61	7.00	$25,933
Options vested and expected to vest at May 25, 2018	2,426	$27.20	7.98	$44,404

In March 2018, the Company granted two performance-based stock options that contained a stock market index as a benchmark for performance (Market-Based Options). The share-based compensation expense for these options is recognized over the requisite service period by tranche. The exercisability of Market-Based Options will depend upon the 30-trading day rolling average closing price of Company’s ordinary shares. If the target price is not achieved by the end of 4th or 7th anniversary of the respective grant date, the options will expire. The fair value of Market-Based Options is determined by using a Monte Carlo valuation model, using the following assumptions:

Three Months Ended
May 25,
2018
Stock options:
Expected term (years)	1.10 - 4.00
Expected volatility	46.29%
Risk-free interest rate	2.75%
Expected dividends	—

The Black-Scholes weighted average fair value of options granted under the SGH Plan during the three and nine months ended May 25, 2018 was $18.31 and $18.22 per share, respectively, and $7.16 and $7.03 per share, respectively, for the corresponding periods of fiscal 2017. The total intrinsic value of employee stock options exercised in the three and nine months ended May 25, 2018 was $7.4 million and $16.6 million, respectively, and $0.7 million for both the corresponding periods of fiscal 2017. As of May 25, 2018, there was approximately $23.9 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 3.19 years.

SGH Plan—Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs)

A summary of the changes in RSAs and RSUs outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
	Shares	per share	value
Awards outstanding at August 25, 2017	378	$7.91	$6,956
Awards granted	251	41.80
Awards vested and paid out	(59)	8.28
Awards forfeited and cancelled	(9)	7.74
Awards outstanding at May 25, 2018	561	$23.04	$25,514

The share-based compensation expense related to RSAs and RSUs during the three and nine months ended May 25, 2018 was approximately $0.7 million and $1.4 million, respectively, and $0.3 million and $0.4 million, respectively, for the corresponding periods of fiscal 2017. The total fair value of shares vested during the three and nine months ended May 25, 2018 was approximately $0 and $2.2 million, and $0 and $13 thousand, respectively, for the corresponding periods of fiscal 2017.

Employee Stock Purchase Plan

In January 2018, the Company’s shareholders approved the SGH Employee Share Purchase Plan (the Purchase Plan) under which an aggregate of 350,000 of ordinary shares have been approved for issuance to eligible employees. The Purchase Plan generally permits employees to purchase ordinary shares at 85% of the lower of the fair market value of the ordinary shares at the beginning or at the end of each purchase period, which is generally six months. Rights to purchase ordinary shares are granted during the first and third quarter of each fiscal year.  The Purchase Plan terminates in January 2028. No ordinary shares have been issued under the Purchase Plan to date.  As of May 25, 2018, the number of ordinary shares reserved for future purchases by eligible employees was 350,000.

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

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the three and nine months ended May 25, 2018 were approximately $0.4 million and $0.9 million, respectively, and $0.3 million and $0.8 million, respectively, for the corresponding periods of fiscal 2017.

(9)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases during the three and nine months ended May 25, 2018 was $0.8 million and $2.2 million, respectively, and $0.7 million and $2.1 million, respectively, for the corresponding periods of fiscal 2017.

Future minimum lease payments under all leases as of May 25, 2018 are as follows (in thousands):

Amount
Fiscal year ending August:
Remainder of fiscal 2018	$714
2019	2,969
2020	2,903
2021	2,747
2022	2,107
Thereafter	4,978
Total	$16,418

(b)	Product Warranty and Indemnities

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Three Months Ended		Nine Months Ended
	May 25,	May 26,	May 25,	May 26,
	2018	2017	2018	2017
Beginning accrued warranty reserve	$200	$303	$275	$266
Warranty claims	(193)	(58)	(458)	(302)
Provision for product warranties	270	57	460	338
Ending accrued warranty reserve	$277	$302	$277	$302

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

Netlist

On September 10, 2012, SMART Modular filed a complaint in the Eastern District of California against Netlist alleging infringement of certain claims of SMART Modular’s U.S. Patent No. 8,250,295 (the ‘295 patent) and seeking, among other things, a preliminary injunction. Netlist filed certain counterclaims alleging, among other things, attempted monopolization, collusion, unfair competition, fraud on the U.S. Patent and Trademark Office (the USPTO) and sham litigation, and asserting that the ‘295 patent is invalid. The counterclaims do not specify the amount of damages. Netlist also filed a request for reexamination of the ‘295 patent in the USPTO. On May 30, 2013, the court denied SMART Modular’s motion for a preliminary injunction and granted a stay in the proceedings pending the outcome of the reexamination. In April 2014, the USPTO issued a non-final Action Closing Prosecution (ACP) confirming the patentability of the original claims of SMART Modular’s ‘295 patent and rejecting certain claims added during the reexamination process. In May 2014, after the ACP, SMART Modular filed comments requesting that all of the original claims and certain of the added claims be confirmed as patentable. In June 2014, Netlist filed comments challenging SMART Modular’s comments to the ACP. In August 2015, the USPTO rejected Netlist’s challenges and affirmed its previous decision confirming the patentability of the original claims of SMART Modular’s ‘295 patent. In September 2015, Netlist filed an appeal of the USPTO examiner’s decision to the Patent Trial and Appeals Board (the PTAB). In February 2016, the USPTO answered the Netlist appeal favorably to SMART Modular by answering that no new determination was made to not make the proposed rejection, and in September 2016, the court granted SMART Modular’s motion to lift the stay in the Eastern District of California case. In November 2016, the PTAB reversed the examiner’s decision to confirm certain claims of SMART Modular’s ‘295 patent and reversed the examiner’s decision to determine that certain newly added claims are patentable. In January 2017, SMART Modular filed a request to reopen the prosecution to add evidence to rebut the PTAB’s grounds for the decision reversing the examiner’s decision. In February 2017, Netlist filed comments on SMART Modular’s request to reopen prosecution. In April 2017, the PTAB issued an Order remanding the reexamination and reopening prosecution. In February 2017, Netlist filed a motion to reinstate the stay in the court proceedings pending the outcome of the USPTO proceedings. SMART Modular filed an opposition to this motion and the Netlist motion to reinstate the stay was denied. In May 2017, the USPTO examiner issued a decision on remand, rejecting certain claims of the ‘295 patent. In June 2017, SMART Modular filed in the USPTO its response to the examiner’s May 2017 decision and Netlist filed comments in response to the examiner’s May 2017 decision. In August 2017, the examiner issued a communication indicating that SMART Modular’s and Netlist’s comments had been entered and that the proceeding was forwarded to the PTAB for issuance of a new decision.  In December 2017, PTAB issued a decision declaring the original claims of SMART Modular’s ‘295 patent, as well as the newly added claims, to be invalid. The Company has appealed the decision of the PTAB to the Federal Circuit Court of Appeals. In March 2018, SMART Modular and Netlist entered a stipulation staying the court proceedings pending the completion of the reexamination of SMART Modular’s ‘295 patent.

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

On December 12, 2013, SMART Brazil received another notice of assessment in the amount of R$3.6 million (or $1.1 million) with respect to the same import-related tax issues and penalties discussed above for 2012 and 2013 (the Third Assessment). The Third Assessment does not seek import duties and related taxes on Dynamic Random Access Memory (“DRAM”) products and only seeks import duties and related taxes on Flash unmounted components with respect to the months of January 2012 to June 2012. This is because SMART Brazil’s imports of DRAM unmounted components were subject to 0%, and, after June 2012, SMART Brazil’s imports of Flash unmounted components also became subject to 0%, import duties and related taxes, both as a result of PADIS. Even with this 0%, if SMART Brazil is found to have used the incorrect product classification code, SMART Brazil will be subject to an administrative penalty equal to 1% of the value of the imports. SMART Brazil has filed defenses to the Third Assessment. The Company believes that SMART Brazil used the correct product code on its imports and that the Third Assessment is incorrect. SMART Brazil intends to vigorously fight this matter. Although SMART Brazil did not receive the Third Assessment until December 12, 2013, the Third Assessment was issued before the CARF decision in favor of SMART Brazil on the First Assessment as discussed above was published.

The amounts claimed by the tax authorities on the Second Assessment and on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$14.9 million (or $4.3 million) and R$14.4 million (or $4.6 million) as of May 25, 2018 and August 25, 2017, respectively.

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

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, and property and equipment by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 25,	May 26,	May 25,	May 26,
	2018	2017	2018	2017
Geographic Net Sales:
U.S.	$32,448	$36,595	$114,304	$106,211
Brazil	232,845	109,288	599,521	263,550
Asia	56,722	48,306	160,539	131,275
Europe	6,638	6,575	20,134	21,554
Other Americas	6,824	6,210	20,353	15,682
Total	$335,477	$206,974	$914,851	$538,272

	May 25,	August 25,
	2018	2017
Property and Equipment, Net:
U.S.	$3,707	$3,110
Brazil	42,639	44,180
Malaysia	4,278	5,049
Other	2,427	2,843
Total	$53,051	$55,182

(11)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	May 25, 2018		May 26, 2017		May 25, 2018		May 26, 2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales
	(unaudited)				(unaudited)
Customer A	$140,628	42%	$41,992	20%	$331,854	36%	$101,453	19%
Customer B	39,277	12%	34,353	17%	106,282	12%	84,328	16%
Customer C	37,947	11%	21,237	10%	97,106	11%	—	—
Customer D	—	—	—	—	97,845	11%	—	—
	$217,852	65%	$97,582	47%	$633,087	70%	$185,781	35%

As of May 25, 2018, customer A accounted for 20% of accounts receivable. As of May 25, 2018, four direct customers that represented less than 10% of net sales, Customers E, F, G and H, accounted for approximately 22%, 14%, 13% and 11% of accounts receivable, respectively. As of August 25, 2017, four direct customers that represented less than 10% of net sales, Customers E, F, G and H, accounted for approximately 24%, 11%, 14% and 18% of accounts receivable, respectively.

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

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 25,	May 26,	May 25,	May 26,
	2018	2017	2018	2017
Numerator:
Net income	$31,946	$7,958	$89,745	$2,414
Denominator:
Weighted average shares outstanding:
Basic	22,206	13,986	21,932	13,909
Diluted	23,306	15,955	23,020	15,230
Earnings per share:
Basic	$1.44	$0.57	$4.09	$0.17
Diluted	$1.37	$0.50	$3.90	$0.16
Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	1,008	1,359	349	1,226

(13)	Other Income (Expense), Net

The following table provides the detail of other income (expense), net as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 25,	May 26,	May 25,	May 26,
	2018	2017	2018	2017
Foreign currency losses	$(6,932)	$(1,009)	$(7,259)	$(747)
Loss on extinguishment of debt	—	—	—	(1,386)
Other	(213)	247	(53)	469
Total other income (expense), net	$(7,145)	$(762)	$(7,312)	$(1,664)

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

On June 8, 2018, SMART entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among SMART, Glacier Acquisition Sub, Inc., a wholly-owned indirect subsidiary of SMART (“Merger Sub”), Penguin Computing, Inc., (“Penguin”) and Fortis Advisors LLC, solely in its capacity as the representative of the holders of the securities of Penguin. Pursuant to the Merger Agreement, on June 8, 2018, Merger Sub was merged with and into Penguin, with Penguin surviving as a wholly-owned indirect subsidiary of SMART (the “Merger”). The aggregate consideration payable by SMART for the Merger is up to $85 million, which includes up to $25.0 million of potential cash earn-out payments based on Penguin’s achievement of specified gross profit levels through December 31, 2018, pursuant to the provisions of the Merger Agreement. SMART paid $60 million at closing (subject to certain adjustments as provided in the Merger Agreement), which included the assumption by SMART of Penguin’s outstanding indebtedness. At the closing of the Merger, SMART deposited $6.0 million of the purchase price into escrow as security for Penguin’s indemnification obligations during the escrow period of one year. SMART also deposited $2.0 million of the purchase price into escrow as security for customary post-closing adjustments to the purchase price.

On June 8, 2018, certain wholly-owned subsidiaries of SMART entered into an Incremental Facility Amendment (the “Incremental Facility Amendment”) which provides for, among other things, an incremental $60.0 million term loan facility (the “Additional Term B Loan”). On June 8, 2018, Global borrowed pursuant to the Incremental Facility Amendment, $60.0 million in aggregate principal amount of Additional Term B Loan under the Second Amended and Restated Credit Agreement dated August 9, 2017 (the “Amended Credit Agreement”), a portion of which was used to fund the cash purchase price of the Merger. The terms and provisions of the Additional Term B Loan are, in all material respects, substantially consistent with the terms and provisions of the other term loans currently outstanding under the Amended Credit Agreement.

Additional information regarding the Merger and Incremental Facility Amendment can be found in our Current Report on Form 8-K dated June 11, 2018.

Results of Operations

The following is a summary of our results of operations for the three and nine months ended May 25, 2018 and May 2017 (in thousands):

	Three Months Ended				Nine Months Ended
	May 25, 2018	% of sales*	May 26, 2017	% of sales*	May 25, 2018	% of sales*	May 26, 2017	% of sales*
	(in thousands, other than per share data)
Consolidated Statement of Operations Data:
Net sales	$335,477	100%	$206,974	100%	$914,851	100%	$538,272	100%
Cost of sales (1)	257,423	77%	159,599	77%	705,944	77%	424,030	79%
Gross profit	78,054	23%	47,375	23%	208,907	23%	114,242	21%
Operating expenses:
Research and development (1) (2)	9,763	3%	8,797	4%	28,165	3%	28,442	5%
Selling, general and administrative (1) (2)	19,597	6%	17,193	8%	55,502	6%	49,037	9%
Management advisory fees	—	—	1,000	0%	—	—	3,000	1%
Restructuring	—	—	—	—	—	—	457	0%
Total operating expenses	29,360	9%	26,990	13%	83,667	9%	80,936	15%
Income from operations	48,694	15%	20,385	10%	125,240	14%	33,306	6%
Other income (expense):
Interest expense, net	(4,098)	(1%)	(8,294)	(4%)	(12,927)	(1%)	(23,072)	(4%)
Other income (expense), net	(7,145)	(2%)	(762)	0%	(7,312)	(1%)	(1,664)	0%
Total other expense	(11,243)	(3%)	(9,056)	(4%)	(20,239)	(2%)	(24,736)	(5%)
Income before income taxes	37,451	11%	11,329	5%	105,001	11%	8,570	2%
Provision for income taxes	5,505	2%	3,371	2%	15,256	2%	6,156	1%
Net income	$31,946	10%	$7,958	4%	$89,745	10%	$2,414	0%

Earnings per share:
Basic	$1.44		$0.57		$4.09		$0.17
Diluted	$1.37		$0.50		$3.90		$0.16
Shares used in computing earnings per share:
Basic	22,206		13,986		21,932		13,909
Diluted	23,306		15,955		23,020		15,230
* Summations may not compute precisely due to rounding.
(1) Includes share-based compensation expense as follows:
Cost of sales	$414		$176		$859		$444
Research and development	325		(22)		887		423
Selling, general and administrative	2,558		1,235		4,853		2,666
(2) Includes amortization of intangible assets expense as follows:
Research and development	$245		$1,224		$735		$3,672
Selling, general and administrative	976		1,774		2,992		5,296

Three and Nine Months Ended May 25, 2018 as Compared to the Three and Nine Months Ended May 26, 2017

Net Sales

Net sales increased by $128.5 million, or 62.1%, during the three months ended May 25, 2018 compared to the same period in the prior year, and by $376.6 million, or 70%, during the nine months ended May 25, 2018 compared to the same period in the prior year. The increase was primarily due to 127% and 130% higher sales volume of mobile memory products in Brazil, for the three and nine-month periods, respectively, which was driven in part by new product introductions of higher density embedded multi-chip package (“eMCP”) products and a 31% and 52% increase in the average selling prices of mobile memory products due to increasing memory density, for the three and nine-month periods, respectively, as well as an increase in local content requirements from 30% to 50% for mobile memory products for smartphones effective January 1, 2018. Strategic investments to increase production capacity in prior periods helped enable us to meet the increased demand in the Brazil mobile memory market. Our Brazil DRAM sales also increased as consumer IC and server demand grew, leading to 72% and 99% higher volumes in the three and nine-month periods, respectively. Product mix also positively impacted our average selling prices as they increased by 42% and 74% in the three and nine-month periods, respectively. The increase in Brazil DRAM was also positively impacted by strength in the server, networking and communications markets.

Cost of Sales

Cost of sales increased by $97.8 million, or 61.3%, during the three months ended May 25, 2018 compared to the same period in the prior year, and by $281.9 million, or 66.5%, during the nine months ended May 25, 2018 compared to the same period in the prior year.  The increase was primarily due to an increase of 68% and 75% in the cost of materials for the higher level of sales for the three and nine-month periods, respectively, as well as higher production costs related to the increased revenue. Included in the cost of sales increase was an unfavorable foreign exchange impact of $0.7 million and $0.3 million for the three and nine-month periods, respectively, on locally sourced cost of sales in Brazil.

Gross Profit

Gross margin increased to 23.3% and 22.8% during the three and nine months ended May 25, 2018 compared to 22.9% and 21.2% for the same periods in the prior year, respectively, primarily due to higher revenue in Brazil mobile memory and specialty DRAM while the cost of sales associated with higher density memory products increased at a lower rate.

Research and Development Expense

Research and development (“R&D”) expense increased by $1.0 million, or 11.0%, during the three months ended May 25, 2018 compared to the same period in the prior year, and decreased by $0.3 million, or 1.0%, during the nine months ended May 25, 2018 compared to the same period in the prior year. The increase in the three-month period was primarily due to higher test materials and outside services, partially offset by $1.0M lower intangible amortization expense as some intangible assets became fully amortized. The decrease in the nine-month period was primarily due to $2.9 million lower intangible amortization expense as some intangible assets became fully amortized and lower depreciation, partially offset by higher personnel-related costs, test materials and outside services. Included in R&D expense increase/decrease was an unfavorable foreign exchange impact of $0.3 million and $0.2 million for the three and nine-month periods, respectively.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased by $2.4 million, or 14.0%, during the three months ended May 25, 2018 compared to the same period in the prior year, and by $6.5 million, or 13.2%, during the nine months ended May 25, 2018 compared to the same period in the prior year. The increases were primarily due to higher personnel-related expenses such as bonus and stock compensation, as well as public company expenses and acquisition-related costs, partially offset by lower intangible amortization expense as some intangible assets became fully amortized. Included in the SG&A expense increase was an unfavorable foreign exchange impact of $0.3 million and $0.2 million for the three and nine-month periods, respectively.

Management Advisory Fees

Management advisory fees were nil during the three and nine months ended May 25, 2018 compared to $1.0 million and $3.0 million in the same periods in the prior year, respectively, as the Management Agreement with Silver Lake was terminated upon the closing of the initial public offering (“IPO”) on May 30, 2017.

Other Income (Expense)

Interest expense, net decreased $4.2 million, or 50.6%, during the three months ended May 25, 2018 compared to the same period in the prior year, and $10.1 million, or 44.0%, during the nine months ended May 25, 2018 compared to the same period in the prior year, primarily due to reduced borrowings resulting from the pay down of debt after the IPO and lower interest rates resulting from our debt refinancing in the fourth quarter of fiscal 2017. Other income (expense), net decreased by $6.4 million and $5.6 million for the three and nine-month periods, respectively, primarily due to foreign currency losses.

Provision for Income Taxes

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three and nine months ended May 25, 2018 increased by $2.1 million and $9.1 million, respectively, as compared to the same periods in the prior year primarily due to higher income in non-U.S. jurisdictions subject to tax.

As of May 25, 2018, the Company has a full valuation allowance for our net deferred tax assets associated with our U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Liquidity and Capital Resources

	Nine Months Ended
	May 25, 2018	May 26, 2017
	(in thousands)
Cash provided by (used in) operating activities	$77,291	$(6,942)
Cash used in investing activities	(18,150)	(10,712)
Cash used in financing activities	(14,591)	(18,479)
Effect of exchange rate changes on cash and cash equivalents	(2,491)	(160)
Net increase (decrease) in cash and cash equivalents	$42,059	$(36,293)

At May 25, 2018, we had cash and cash equivalents of $64.5 million, of which approximately $56.2 million was held outside of the United States.

On May 30, 2017, we completed our IPO and raised proceeds, net of underwriting commissions and discounts and other offering costs, of approximately $61.1 million. On June 2, 2017, we used these net proceeds to make a mandatory prepayment of $61.1 million aggregate principal amount of our outstanding term loans under the Original Credit Agreement.

On June 8, 2018, certain wholly-owned subsidiaries of SMART entered into an Incremental Facility Amendment which provides for, among other things, an incremental $60.0 million term loan facility. On June 8, 2018, Global borrowed pursuant to the Incremental Facility Amendment, $60.0 million in aggregate principal amount of Additional Term B Loan under the Amended Credit Agreement, a portion of which was used to fund the cash purchase price of the Merger. The terms and provisions of the Additional Term B Loan are, in all material respects, substantially consistent with the terms and provisions of the other term loans currently outstanding under the Amended Credit Agreement.

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

During the nine months ended May 25, 2018, cash provided by operating activities was $77.3 million. The primary factors affecting our cash flows during this period were an $89.7 million net income and $26.5 million of non-cash related expenses, partially offset by a $38.9 million change in our net operating assets and liabilities. The $38.9 million change in net operating assets and liabilities consisted of increases of $86.7 million in accounts receivable, $27.9 million in inventory, $3.5 million in prepaid expenses and other assets and a decrease of $4.7 million in accrued expenses and other liabilities, offset by an increase of $83.9 million in accounts payable. The increases in accounts receivable, inventory and accounts payable were primarily due to higher gross sales.

During the nine months ended May 26, 2017, cash used in operating activities was $6.9 million. The primary factors affecting our cash flows during this period were a $45.0 million change in our net operating assets and liabilities, partially offset by $35.7 million of non-cash related expenses and $2.4 million net income. The $45.0 million change in net operating assets and liabilities consisted of increases of $33.5 million in accounts receivable and $31.2 million in inventory, offset by increases of $11.8 million in accounts payable and $7.1 million in accrued expenses and other liabilities, and a decrease of $0.7 million prepaid expenses and other assets. The increases in accounts receivable, inventory and accounts payable were primarily due to higher gross sales.

Net cash used in investing activities during the nine months ended May 25, 2018 was $18.2 million consisting primarily of purchases of property and equipment. Net cash used in investing activities during the nine months ended May 26, 2017 was $10.7 million consisting primarily of purchases of property and equipment.

Net cash used in financing activities during the nine months ended May 25, 2018 was $14.6 million, consisting primarily of $18.4 million long-term debt payments for both the Amended Credit Agreement and the BNDES Credit Agreements, $1.6 million payment of expenses related to our IPO and $0.8 million payment of fees for our revolving line of credit financing, partially offset by $6.2 million proceeds from issuance of ordinary shares from share option exercises. Net cash used in financing activities during the nine months ended May 26, 2017 was $18.5 million consisting primarily of $17.7 million long-term debt payments and $0.9 million payment for extinguishment of long-term debt.

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

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the reais. Approximately 66% and 49% of our net sales during the nine months ended May 25, 2018 and May 26, 2017, respectively, originated in reais. We present our combined financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our combined financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our consolidated statement of operations is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated statement of operations is also impacted by foreign currency gains and losses recorded in Other Income (Expense) arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During the nine months ended May 25, 2018 and May 26, 2017, we recorded $7.3 million and $0.7 million, respectively, of foreign exchange losses.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term and short-term debt, including the $152.6 million aggregate balance under the term loans under the Amended Credit Agreement, R$16.1 million (or $4.6 million) balance under the BNDES 2013 Credit Agreement and R$29.70 million (or $8.5 million) balance under the BNDES 2014 Credit Agreement, in each case as of May 25, 2018. Although we did not have any revolving balances outstanding as of May 25, 2018, the revolving facility under the Amended Credit Agreement provides for borrowings of up to $50 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the Amended Credit Agreement is fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $2.1 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 25, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 9, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for our fiscal year ended August 25, 2017 as updated and supplemented by our Quarterly Report on From 10-Q for our fiscal quarter ended November 27, 2017 and for our fiscal quarter ended February 23, 2018.  These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Executive Officer Transition

On June 20, 2018, in connection with the executive officer transition previously announced by the Company in its Current Reports on Form 8-K filed on March 14, 2018, Mr. Iain MacKenzie resigned from his position as the Company’s President and Co-Chief Executive Officer, effective June 22, 2018. Upon the effectiveness of Mr. MacKenzie’s resignation, Ajay Shah, the Company’s Co-Chief Executive Officer, will become the Company’s President and sole Chief Executive Officer. Mr. MacKenzie will remain on the Company’s board of directors following the effectiveness of his resignation.

Mr. MacKenzie will be entitled to receive a payment in the amount of his accrued and unpaid salary through the effective date of his resignation in accordance with his employment agreement with the Company. In addition, the board of directors of the Company has determined to provide Mr. MacKenzie with a separation payment equal to approximately $360,000, which the Company’s board of directors has determined represents Mr. MacKenzie’s unpaid bonus under the Company’s non-equity incentive compensation plan for fiscal 2018, pro rated through the Company’s third quarter of fiscal 2018. The foregoing payments to Mr. MacKenzie are subject to Mr. MacKenzie’s execution and delivery to the Company of a release of claims.

Amendment to Investors Shareholders Agreement

As of June 20, 2018, SMART Global Holdings and entities associated with Silver Lake entered into an amendment (the “Amendment”) to that certain Amended and Restated Investors Shareholders Agreement, dated as of November 5, 2016, by and among the SMART Global Holdings, entities associated with Silver Lake, the Management Investors named therein and the Warrant Investors named therein (as previously amended, the “Investors Shareholders Agreement”). Pursuant to the Amendment, the Investors Shareholders Agreement was amended to remove Iain MacKenzie as a Key Management Investor (as defined in the Investors Shareholders Agreement) in connection with Mr. MacKenzie’s resignation as the Company’s President and Co-Chief Executive Officer described above.  The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Exhibit Title

10.1*

Amendment to Investors Shareholders Agreement dated as of June19, 2018, by and among SMART Global Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P.,Silver Lake Technology Investors Sumeru Cayman, L.P., the Management Investors (as defined in the A&R Investors Shareholders Agreement) and the Warrant Investors

31.1*

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

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

SMART GLOBAL HOLDINGS, INC.

Date: June 21, 2018	By:	/s/ IAIN MACKENZIE
		Name:	Iain MacKenzie
		Title:	President and Co-Chief Executive Officer (Principal Executive Officer)
Date: June 21, 2018	By:	/s/ AJAY SHAH
		Name:	Ajay Shah
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: June 21, 2018	By:	/s/ JACK PACHECO
		Name:	Jack Pacheco
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)