Form 10-K
period 2018-08-31
SMART Global Holdings, Inc.
filed 2018-10-30
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on October 19, 2018, was $376.7 million. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 19, 2018, the registrant had 22,605,548 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 General Meeting are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended August 31, 2018.

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

Forward-looking statements appear in a number of places in this Annual Report and include, but are not limited to, statements regarding our intent, belief or current expectations. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Such statements are subject to risks and uncertainties, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified under the section entitled “Item 1A. Risk Factors” in this Annual Report. These risks and uncertainties include factors relating to:

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

All references herein to the “real,” “reais” or “R$” are to the Brazilian real. All references herein to “U.S. dollars,” “dollars” or “$” are to U.S. dollars. Solely for the convenience of the reader, we have translated certain amounts in this Annual Report from reais into U.S. dollars using the exchange rate as reported by the Banco Central do Brasil as of July 31, 2018 of R$3.7549 to $1.00. These translations should not be considered representations that any such amounts have been, could have been or could be converted into U.S. dollars at that or at any other exchange rate as of that or any other date. In addition, translations should not be construed as representations that the real amounts represent or have been or could be converted into U.S. dollars as of that or any other date.

Part I.

Item 1.  Business

Overview

We are a global leader in specialty memory solutions, serving the electronics industry for over 25 years. We have a leading market position worldwide, as measured by revenue, in specialty memory where we work closely with original equipment manufacturer, or OEM, customers to develop solutions, which incorporate customer-specific requirements. Our products are designed-in by OEMs in the networking, enterprise storage, telecom, industrial and other such vertical markets. In addition, as part of our global business, we have established a leading market position, as measured by market share, in Brazil as the largest in-country manufacturer of memory for desktops, notebooks and servers, as well as mobile memory for smartphones. As a result of our acquisition of Penguin Computing, Inc., or Penguin Computing, in June 2018 and the creation of a new business unit, SMART Specialty Compute & Storage Solutions, or SCSS, we have expanded our serviceable markets into areas requiring specialized computing platforms in artificial intelligence and machine learning, advanced modeling and high performance computing serving a broad base of enterprise and government customers. Additionally, in the fourth quarter of fiscal 2018, we began a new business in Brazil to focus on battery assembly for smartphones, which we expect will contribute to revenue in fiscal 2019. We believe our customers rely on us as a strategic supplier due to our application-specific products, quality and technical support, our global footprint and, in Brazil, our ability to provide locally manufactured products. We also provide customized, integrated supply chain services to certain OEM customers to assist them in the management and execution of their procurement processes. Our global, diversified customer base includes over 450 end customers such as Cisco Systems, Inc., or Cisco, Samsung Electronics Co., Ltd., or Samsung, Hewlett Packard Enterprise, or HPE, Dell Technologies, or Dell, and LG Electronics, or LG.

In our specialty memory solutions business, we focus on design and manufacture of application-specific products, technical support and value-added testing services that differ from the core focus of standard memory module providers. We collaborate closely with our global OEM customers throughout their design process and across multiple projects to create solutions for demanding applications with differentiated requirements, such as specific form factors, higher density, lower power, specific firmware or greater durability and reliability compared to standard solutions. We target opportunities where we believe we can be a primary supplier of longer-lifecycle solutions to OEM customers for diverse and growing end markets within the networking, communications, storage, industrial, medical and automotive industries. In this business, we offer an extensive portfolio of over 2,000 products, which includes all generations of DRAM, as well as embedded and removable Flash, enterprise memory and hybrid volatile and non-volatile memory solutions. We also offer customized, integrated supply chain services to enable our customers to manage supply chain planning and execution, which reduces costs and increases productivity. Our supply chain services are based on our proprietary software platform that we developed and integrated with our customers’ respective procurement management systems as well as our suppliers’ distribution management systems.

In the fourth quarter of fiscal 2018, we acquired Penguin Computing and created SCSS which has expanded our serviceable markets into areas requiring specialized computing platforms in artificial intelligence, or AI, and machine learning, advanced modeling and high performance computing. Through SCSS, we design, manufacture and sell specialty compute and storage systems to a broad base of enterprise and government customers and government contractors. SCSS also offers a broad portfolio of hardware and software products including solutions based on the Open Compute Project, or OCP. Our products include Linux-based servers, software, integrated turn-key clusters, enterprise-grade storage, and bare metal high performance computing, or HPC, all available in hardware or cloud-based solutions via Penguin Computing® On-Demand™ (POD™).

We believe our close collaboration with customers, customer-specific designs, long-lifecycle solutions and proprietary supply chain services create significant customer attachment, allows us the ability to identify new opportunities for growth and provide us with a high level of relative visibility and stability through macroeconomic cycles. Furthermore, we believe our business has relatively low capital expenditure requirements, and we have been able to leverage a flexible cost structure to maintain generally stable margins throughout market cycles.

Since 2002, when we commenced our operations in Brazil, we have invested over $210 million to build and improve our advanced manufacturing facilities and have assembled and trained a staff of over 620 employees, who comprise many of the leading semiconductor technology professionals in the country. In Brazil, we process imported wafers and cut, package and test them to create memory components used to manufacture modules and other memory and Flash-based products. We have a strategic, long-term relationship with a global memory wafer supplier that has provided us with a stable source of competitively priced wafers for the Brazilian market and provides our supplier with access to that market through our in-country infrastructure and capabilities.

Our business in Brazil was initially focused on Dynamic Random Access Memory, or DRAM, components and modules for desktops, notebooks and servers, where local content and tax regulations provide substantial financial incentives to our customers to procure locally manufactured memory products, particularly when they are made with locally processed components. We have leveraged our experience and success in these markets to expand into mobile memory, primarily for smartphones, which include embedded multimedia controllers, or eMMC, and embedded multi-chip package, or eMCP products, where additional local content requirements and tax incentives have been introduced. In fiscal 2018, 2017 and 2016, these mobile memory products accounted for 68%, 67% and 65%, respectively, of our net sales in Brazil. Based on industry reports of expected unit sales for mobile phones in Brazil, taking into account our average selling price of approximately $28.17 per eMCP for mobile memory during the full fiscal year 2018, we believe that the total addressable market for locally produced mobile memory for mobile phones in Brazil will reach approximately $765 million by 2020. We have also demonstrated our ability to service the smartphone market in Brazil as we are now qualified at seven of the top ten mobile vendors in Brazil representing, according to industry data, over 94% of the mobile phones sold in Brazil in calendar 2017.

The Brazilian government has a long history of utilizing local content requirements to promote job creation, sustain economic growth and increase the competitiveness of various domestic industries. Local content requirements have been important in the development of numerous industries in Brazil, including automotive, oil and gas, aerospace, healthcare and IT. Beginning in 1991, local content regulation was introduced to vitalize Brazil’s IT industry. Specifically, requirements for locally manufactured memory have been in place for over 20years and have increased significantly over time as manufacturing capacity has increased. For example, in notebooks, the requirement for locally manufactured DRAM integrated circuits, or ICs, has increased from 30% in 2010 to 80% in 2018, which means that 80% of the DRAM modules purchased by an OEM in 2018 for use in notebooks for the Brazil market must contain ICs locally manufactured in order for the OEM to qualify for certain tax benefits.  As a result of the proliferation of mobile devices, the requirements for locally manufactured embedded memory for smartphones were introduced in March 2014, which has initially increased from 5% in calendar 2014 to 30% in calendar 2017, 50% for calendar 2018 and is scheduled to increase to 60% for calendar 2019. With the local content requirements for various IT products increasing, we believe that our local manufacturing capabilities provide a valuable and differentiated offering to our OEM customers in Brazil. We also believe that our long-term relationships with many of these customers as the largest supplier of locally manufactured memory products provides us with stability and visibility for our Brazilian business, as well as significant growth prospects.

We sell our solutions directly to a diversified base of global customers; both OEM’s and end users. Our top ten end customers, five of which have been our end customers for over a decade, accounted for 84% and 84% of our net sales in fiscal 2018 and 2017, respectively. Our global sales channel consists of a direct sales force supported by a broad network of independent sales representatives located throughout North America, Latin America, Europe and Asia. Our integrated sales process incorporates our direct sales force and customer service representatives and a high level of involvement from our senior executives. Our on-site field application engineers, or FAEs, collaborate with our customers and provide us with insight into their product roadmaps, allowing us to identify opportunities to grow our business. The combination of our integrated sales network with our FAEs allows us to be more responsive to each customer’s unique requirements, enabling us to navigate the complex qualification processes at leading global OEM and end users. We believe our strong and often longstanding relationships with our customers reinforce our competitive position.

Our Industry

We believe that significant opportunities exist across the major markets in which our business operates due to the increasing global demand for existing and next generation memory technologies, continued growth and demand for compute and storage systems serving AI and other technical computing markets, and OEM and end user requirements for high quality and reliability backed by premium service and support. We believe that a number of trends are driving the expansion of our market opportunity:

Memory continues to be critical to system performance. With the growth in mobility, cloud computing and data intensive applications, the importance of and demand for memory continues to increase. Based on industry data, we believe that worldwide demand for DRAM and NAND Flash memory units will increase by 184% and 80%, respectively, when comparing 2022 to 2017. The increasing diversity of demanding applications requires memory solutions tailored to meet these varying and growing needs. Memory density also continues to increase. Higher memory densities, lower power requirements and increasingly smaller form factors are especially important in mobile and embedded devices, where high performance and lower power consumption are critical.

Stabilization of DRAM market. Industry consolidation, increased capital expenditure requirements, continued technology advancements and the shift in new production from DRAM to NAND have stabilized global DRAM supply and pricing in recent years. Further improvement in availability of DRAM and a greater variety of DRAM technologies present an improved opportunity for our specialty memory solutions.

Flash memory market continues to grow. The markets for Flash memory-based solutions continue to grow driven by a variety of applications. High capacity applications such as for datacenter servers are increasing demand for very high density 3D NAND components.  Meanwhile many applications such as networking, storage and industrial applications continue to grow but require lower density solutions with application-driven requirements such as long endurance, ruggedness, wider temperature ranges and different form factors.

Increasing memory demand for smartphones in Brazil. Consumer demand for smartphones in Brazil is expected to grow, supported by the growing middle class, improvement in cellular and wireless infrastructure and current low levels of penetration of mobile devices. According to the Brazilian Institute of Geography and Statistics, the Brazilian middle class is expected to expand from 41% of the population, or 76 million people, in 2005, to 58% of the population, or 127 million people, by 2025. As a result, smartphone penetration is expected to increase. Based on industry reports, we expect sales of mobile phones in Brazil to grow to 52.1 million units in 2020, with smartphone sales expected to account for 51.0 million units in 2020 (a 14.7% increase over 2016). We expect this increase in smartphone penetration to drive a corresponding increase in the demand for mobile memory components and modules.

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

In the IT industry, government programs have been introduced to incentivize manufacturers to establish and expand their operations in Brazil and to incentivize OEMs to purchase locally manufactured components for their products.

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

Local Content Requirements

PPB/IT Program Requirements for PC and
Server Memory	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Notebook DRAM IC Packaging	0%	30%	30%	40%	50%	60%	80%	80%	80%	70%	80%	80%
Desktop DRAM IC Packaging	10%	10%	10%	10%	10%	30%	50%	60%	80%	80%	80%	80%
Server DRAM IC Packaging	80%	80%	80%	80%	80%	80%	80%	80%	80%	80%	80%	80%

PPB/IT Program Requirements for Mobile
Memory	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Notebook SSD IC Package	0%	0%	0%	35%	40%	30%	40%	40%	35%	50%	50%	50%
SSD Module Flash IC Package	0%	0%	0%	0%	0%	40%	60%	80%	30%	40%	60%	60%
Mobile/Smartphones microSD Cards	0%	0%	0%	0%	5%	5%	10%	20%	40%	50%	50%	50%
All Other Memory
Types (1)	0%	0%	0%	0%	0%	0%	5%	20%	30%	30%	50%	60%

PPB/IT Program Requirements for TV	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
TV IC Package	0%	0%	0%	0%	0%	0%	0%	0%	30%	40%	40%	40%

(1)	Includes mobile DRAM, eMMC and eMCP.

Source: Brazilian Ministry of Science, Technology and Innovation, Interministerial Ordinances 287/2014, 85/2014, 239/2016, 179/2016, 141/2015, 263/2014, 14/2016, 21/2017, 52/2017, 20/2018 and 44/2018.

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
•

Support Program for the Technological Development of the Semiconductor and Display Industries (PADIS), 2007, extended in 2016: Awards incentives and provides significant tax relief, including reductions in the Brazilian aggregate statutory income tax rates, to semiconductor and display companies that invest in research and development and that promote the development, design, test and packaging processes in Brazil. Furthermore, combining PADIS and PPB/IT Program-compliance provides additional financial incentives to OEMs that purchase products containing memory components that are locally processed from wafers.

In 2013, the European Union, or EU, later joined by Japan, requested the establishment of a panel within the World Trade Organization, or WTO, to determine whether certain measures enacted by the Brazilian government concerning tax incentives and local content requirements for the automotive and several other industries including the IT industry and including PADIS, the PPB/IT Program and Lei do Bem, are inconsistent with WTO rules. On August 30, 2017, the WTO panel released a report in which the panel concluded, among other things, that the tax exemptions, reductions and suspensions granted for the automotive, IT and other industries amount to subsidies that are inconsistent with the principles of the various WTO agreements, and the panel recommended that Brazil withdraw these subsidies. The parties all appealed the report’s findings and hearings on the appeals were held in June 2018. Government officials in Brazil have expressed their intent to continue to dispute the panel’s report and, if necessary, to restructure the incentives to be consistent with the WTO principles in order to continue to support local industry. There can be no assurance, however, that, if needed, the programs will ultimately be restructured and implemented or, if implemented, whether the restructured programs will provide the same level of support as is currently in place. While we cannot predict the outcome of the appeal or the impact of the WTO’s report, this recommendation could result in significant adverse changes to the local content rules and incentives available to us and our customers in Brazil. Any suspension, early termination or other adverse change in the local content requirements could significantly reduce the demand for, and the profit margins on, our products in Brazil, and would have a material adverse effect on our business, results of operations and financial condition.

Rapid growth in AI and HPC. SCSS is a leading provider of HPC, AI, and enterprise data center and cloud solutions. According to an August 2018 Hyperion Research presentation, the Global HPC market is expected to grow to $38.4 billion in 2022. We believe that SCSS will be able to service a substantial portion of these potential markets.

Our Competitive Strengths

We believe our core competitive strengths include:

Business model focused on specialized markets and strong customer collaboration. The complexity of applications today requires sophisticated solutions with a high degree of specialization and customization to fulfill the requirements of OEMs. These products are designed-in by OEMs in the networking, enterprise storage, telecom, industrial and other such vertical markets. We focus on opportunities in markets that feature products with longer life cycles (typically five to seven years), specialized form factors and customized firmware, which typically require intensive and time-consuming qualification processes and create high switching costs for our customers. Our research and development teams are closely aligned with our customers, and this collaboration enables early stage adoption of our solutions and significant visibility into our customers’ product roadmaps. Our global supply chain services also foster further customer attachment. Our high level of collaboration and integration with our customers make it difficult, costly and time consuming for them to switch to an alternative supplier.

Strong presence in Brazil. We are the largest local manufacturer of DRAM components and DRAM modules for the desktop, notebook and server markets in Brazil as measured by market share. We are also the first company to develop manufacturing capabilities for Flash-based products in Brazil, where we are the leading manufacturer of mobile memory products, such as mobile DRAM, eMMC and eMCP. We benefit from having a first mover advantage in Brazil (having invested over $210 million in the country since 2002 to build and improve our advanced manufacturing facilities) and understanding government initiatives and how to navigate regulatory requirements to benefit our company and our customers. We believe we are well positioned to maintain our established leadership in Brazil’s memory market and to extend our leadership in the growing mobile memory market.

Our experience in Brazil has helped us develop expertise in semiconductor technology and advanced manufacturing that allows us to be a trusted local supplier to OEMs. We have demonstrated our ability to produce solutions with shrinking geometries and increasing complexity. In addition, we benefit from a strategic wafer supply relationship that has provided us with a strong, continuous supply of competitively priced wafers for use in the local market. Through this relationship, our collaboration on technology and processes with key suppliers and our continued capital investment, we strive to maintain our advanced manufacturing capabilities and operate at a high level of efficiency with capabilities and scale that are difficult for a competitor to replicate. We are leveraging on our deep experience in the Brazil market to build a battery assembly business to expand our penetration into the smartphone market in the country. We have also made significant investments in assembling and training a staff of over 620 employees who comprise many of the leading semiconductor technology professionals in the country.

Well positioned to benefit from Brazilian local content regulations. Increasing local content requirements for local manufacturing help drive our growth strategy in Brazil. While qualified suppliers are allowed to import a relatively small portion of this requirement with minimal local processing, we are one of the few companies currently qualified that can package and test these products locally and the largest in terms of production volume. Global suppliers of memory components and modules not manufactured in Brazil cannot address the local content purchasing requirements of OEM customers selling products in Brazil. Because of our infrastructure, scale and capabilities in Brazil, we have a significant advantage in being able to satisfy these local content requirements.

Global footprint and delivery network. We are located near many of our largest customers and their manufacturing partners around the world, offering extensive global manufacturing, engineering and supply chain management capabilities. We have four manufacturing facilities located in the United States, Brazil and Malaysia; eight facilities with engineering and research and development operations located in five countries; and employees located in nine countries across the world. Our established global network of component sources helps to ensure that our pricing remains competitive and that we are able to provide a stable source of supply for our customers.

Advanced manufacturing capabilities. We have invested in facilities and processes tailored to meet the exacting demands and specialized requirements of our OEM customers while maintaining a high level of efficiency, quality and productivity. Our advanced processes enable us to provide quick turnaround to meet our customer demands. Our extensive quality control programs and sophisticated test capabilities help to ensure a low defect rate and, for markets that require it, we offer reliability testing and screening substantially above standard industry practices. Our advanced manufacturing capabilities and processes are International Organization for Standardization, or ISO, 9001:2008, 14001:2004 and Occupational Health and Safety Assessment Series, or OHSAS, 18001:2007 compliant, and our manufacturing facilities have been audited for compliance with the standards of the Responsible Business Alliance, or RBA (formerly known as the Electronics Industry Citizenship Coalition, or EICC), which is increasingly a requirement of major global OEMs.

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

Advanced open technologies for AI and HPC. Our SCSS products and services focus on the benefits that come from bringing open hardware and software solutions to our customers. This approach provides freedom of choice by eliminating vendor lock-in, enables customers to take advantage of leading edge technologies early in cycle and increases the customers’ overall return on investment. Our OCP enables flexibility and quick adoption allowing us to meet the specialized needs of key customers in demanding verticals such as social media, oil and gas, financial services, media and entertainment, universities and government agencies.

Proven management team with history of execution. We have an experienced and long-serving senior management team with an average tenure of approximately 18 years. The management team has a successful track record of operating the business through many market cycles and industry changes. Our senior management team has deep relationships throughout the sector and extensive knowledge of the global memory, storage and compute markets as well as the Brazilian IT industry and regulatory environment.

Our Strategy

Our goals are to further strengthen our leadership position in the design, manufacture and supply of specialty solutions for leading OEMs, to diversify and broaden our reach and capabilities into new technologies, markets and channels through SCSS that leverage our proven platform of integrating and growing businesses, and to pursue other opportunities for growth in existing and new markets. We are pursuing the following strategies to achieve our goals:

Grow our leadership in specialty memory. We intend to grow our position among specialty memory suppliers. We will continue to focus on delivering innovative solutions to help our customers improve functionality, enhance their supply chain, reduce costs and accelerate their time-to-market. To ensure we can meet the demands of our existing customers, we will continue to invest in research and development, our facilities and our workforce, especially as our new product offerings in DDR4 and embedded Flash memory continue to ramp. In addition, we are increasing our focus on tier 2 and tier 3 customers.

Expand our total addressable market by offering innovative new memory, compute and storage solutions and by capitalizing on new market opportunities. We intend to leverage our experience and capabilities to launch new products and expand into new markets. We believe this will allow us to further penetrate our existing customers as well as increase the number of customers that we serve. Our strategy is based on providing specialized products that require levels of service and support that larger semiconductor manufacturers often do not provide. As part of this strategy, we introduced eMMC products for networking, communications, industrial and medical markets, where we expect strong growth for eMMC solutions. We believe that our long-term customer and supplier relationships provide a key advantage in gaining entry into new markets. In addition, we added memory solutions for SmartTVs to our product offerings in Brazil. We plan to continue investing in innovation in strategic areas, such as Flash and solid-state storage, persistent memory and the evolving artificial intelligence market.

Diversify and expand our products, capabilities and markets through acquisition and organic growth. We will further diversify our business through acquisitions like Penguin Computing and the creation of SCSS, which enable us to accelerate and broaden our reach and capabilities into new technologies, markets and channels that leverage our proven platform of integrating and growing businesses. We intend to further expand our products, capabilities and markets with future acquisitions that strategically, financially and culturally match our goals. Additionally, we will further diversify our business by investing in new products such as our expansion into the battery assembly business in the fourth quarter of fiscal 2018.

Capture growing mobile memory market in Brazil. We expect to continue to leverage our experience and success in our desktop, notebook and server DRAM business to capitalize upon high-growth markets for mobile memory. We will seek to continue to grow our market share with OEMs that are currently utilizing imported mobile memory components to manufacture smartphones in Brazil, as local content requirements for mobile memory components, such as eMMC, eMCP and mobile DRAM. In December 2013 and again in December 2014, one of our subsidiaries in Brazil obtained financing from BNDES to purchase capital equipment and invest in further expansion of our operations in Brazil. We utilized much of the proceeds from the BNDES Agreements to purchase capital equipment and expand our manufacturing capabilities to capture growth opportunities in the mobile memory market. We believe our investments in infrastructure, customer relationships and broad set of solutions position us to capitalize on growing mobile memory demand and increasing local content requirements.

Expand our global coverage. Devices and applications using memory are required in every region of the world, requiring OEMs to maintain a global supply chain to meet that demand. In addition to the United States and Brazil, we plan to increase our presence internationally and target new OEM customers as well as new end user customers in Europe and Asia.

Our Products and Services

We design, manufacture and supply specialty memory, compute and storage solutions for leading OEMs and end users worldwide. By working closely with our customers we are able to deliver technically advanced products designed to meet their specific needs. As a result of close collaboration with our customers and suppliers, we are able to design competitive solutions to satisfy our customers’ memory, storage and compute requirements, shorten their time-to-market and enhance the performance of their end products and applications. We also offer a wide array of integrated supply chain services to enable our customers to manage supply chain planning and execution, which reduces costs and increases productivity.

	Category	Description	SMART Product
Brazil	DRAM Components	Modules for desktops, notebooks and	• DRAM ICs
	DRAM Modules	servers and ICs for SmartTVs	• RDIMM,UDIMM,SODIMM,DIMM
	Mobile Memory	Mobile DRAM and Flash	• LPDDR3, eMMC, eMCP
	WiFi/Bluetooth Modules	WiFi/Bluetooth communication modules for	M.2 WiFi/BT
notebooks
	Batteries	Batteries for smartphones	Lithium-polymer batteries
Specialty	DRAM	Specialty DRAM modules:	• NVDIMM
Memory		• DDR4	• LRDIMM
		• DDR3	• FBDIMM
		• DDR2	• RDIMM
		• DDR	• UDIMM
		• PC133/100	• SO-DIMM
		• FPM/EDO	• Mini-DIMM
		• SDRAM	• XR-DIMM
• MIP: Module in a package
	Flash	Embedded and Removable NAND	• eMMC
		Flash:	• Compact Flash: CF card, CFast
		• SLC	• SATA: mSATA, SATA Slim,
		• MLC	iSATA, uSATA
• 2.5” SSD, M.2
• EFD: Embedded flash drive
• USB: eUSB, Enterprise USBMK
• SD cards
• microSD cards
• M.2 PCIe NVMe
Supply Chain	Supply Chain Services	Customized, integrated supply chain	• Procurement
		services to assist customers in the	• Inventory management
		management and execution of their	• Temporary warehousing
		procurement processes	• Kitting
• Packaging services
• Programming
Specialty	Compute Solutions	Configure to order technical computing	• Tundra Extreme Scale
Compute and		solutions - from individual systems to	• Relion Intel x86 servers
Storage		fully integrated data-center installations	• Altus AMD servers
Systems	Network Solutions		Artica Network Switch
• NVIDIA DGX-1
	Storage Solutions	Fully-configured Software-defined	• Frosbyte-BeeGFS
		Storage Solutions	• Frosbyte-RedHat Ceph
• Frosbyte-RedHat Gluster
• Frosbyte-Lustre
• Icebreaker Storage Servers
	HPC Software	Software to manage and use on-premise	• Scyld Clusterware
		and cloud high-performance computing	• Scyld Cloud Manager
		clusters	• Scyld Cloud Workstation

DRAM

In Brazil, we process imported wafers and cut, package and test them to create DRAM memory components used to manufacture modules and other products. We also manufacture standard, high-volume DRAM modules for desktop, notebook and server applications. In 2014, we began to manufacture mobile DRAM components to address new markets in Brazil for mobile products, such as smartphones.

In our specialty memory solutions business, we offer an extensive lineup of DRAM modules utilizing a wide range of DRAM technologies from legacy Synchronous DRAM to double data-rate, or DDR, DDR2, DDR3 and leading edge, high-performance DDR4 DRAM devices. These modules encompass a broad range of form factors and functions, including dual in-line memory modules, or DIMMs, nonvolatile DIMMs, load reducing DIMMs, registered DIMMs, unbuffered DIMMs, small outline dual in-line memory modules, and mini-DIMMs and XR-DIMMs for industrial, communications and networking applications. These memory modules come in configurations of up to 288 pins and densities of up to 128 gigabytes. We utilize advanced printed circuit board and device packaging/stacking technologies to achieve cost-effective high-density solutions. We also develop specialized memory module designs based on specific OEM requirements. We employ extensive software based electrical and thermal simulations in the design of DDR, DDR2, DDR3 and DDR4 DIMMs and test those designs on high-end functional testers utilizing a broad set of test suites. These products are designed to meet the quality requirements of enterprise class systems pursuant to stringent specifications required by various high-speed applications described above.

Flash

In Brazil, we also process Flash wafers to manufacture eMMC and eMCP products to address the local markets for mobile products including smartphones.

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

Specialty Compute and Storage Solutions

We offer specialty compute and storage system solutions to customers in a broad set of verticals. We provide our Open Compute Tundra Extreme Scale products to solve technical challenges. We use industry-standard hardware components and open source Linux based operating systems to create configured-to-order solutions. We also provide turn-key storage solutions that provide power and flexibility with hardware optimized for software-defined storage based upon our Frostbyte storage platform. Our rackmount servers and GPU accelerated computing platforms give customers powerful tools to implement their AI and Machine Learning, or ML, applications. Our software-defined Arctica network switches provide economical, full-featured, managed switching. Complementing our compute, storage and networking hardware solutions is our Scyld Software line of cloud and cluster management software. These products provide advanced capabilities for management of HPC clusters from department-level systems to supercomputers. In addition, they enable customers to provide their own HPC cloud with remote access via our proprietary Cloud Workstation browser-based solution.

Supply Chain Services

We also offer supply chain services, including procurement, logistics, inventory management, temporary warehousing, programming, kitting and packaging services. We tailor our supply chain service offerings to meet the specific needs of our customers to enable our customers to manage supply chain planning and execution, which reduces costs and increases productivity. Our supply chain services are based on our proprietary software platform that we develop, which are then integrated with our customers’ respective procurement management systems as well as our suppliers’ distribution management systems. Our global footprint allows us to provide these services to our customers and their manufacturing partners in many regions of the world. Our global inventory management capabilities allow us to manage a vast array of customer and supplier part numbers across our worldwide manufacturing and logistics hubs, helping our customers minimize inventory levels while maintaining reliable delivery and availability of supply. In fiscal 2018, we processed over 2.2 million transactions with an aggregate value of $1.1 billion. We believe that our close collaboration with customers on proprietary supply chain services increases the switching costs and the level of attachment of our specialty memory customers.

Manufacturing and Test

Manufacturing

We have manufacturing facilities in Atibaia, Brazil; Newark and Fremont, California; and Penang, Malaysia. Our manufacturing facilities have been ISO 9001:2008, ISO 14001:2004 and OHSAS 18001:2007 certified. Additionally, we are a member of the RBA (formerly known as the EICC), and our manufacturing facilities are compliant with the RBA Code of Conduct, which is increasingly a business requirement of global OEM customers. We believe that our manufacturing operations have benefited from our many years of design experience and our existing library of proven designs which stress high manufacturability and quality. Over 30 years of manufacturing experience enables us to quickly move from manufacturing initiation to full production volumes of new products, which is paramount in helping our customers, achieve rapid time-to-market for their new product introductions. As a result of our design efficiencies, high level of automation and expertise in utilizing advanced manufacturing processes, we achieve high manufacturing yields and reduced direct labor costs and offer our customers quick turnaround of both small and large production orders, which is a key factor in enabling our build-to-order model.

While we do not own or operate wafer fabs, we have capabilities for subsequent stages of the product manufacturing cycle. Our manufacturing capabilities in Brazil consist of receiving unmounted ICs in wafer form from third-party wafer fabs, preparing and packaging the ICs into semiconductor components, testing the components, and in some cases placing these components on substrates or printed circuit boards to make modules or multi-chip packages. Our advanced manufacturing capabilities have enabled us to become the largest local manufacturer of DRAM components and DRAM modules for the desktop, notebook and server markets in Brazil, as measured by market share. In recent years, we have expanded our manufacturing capabilities to enable us to manufacture mobile DRAM components and products as well as to process Flash wafers to manufacture NAND components. We also manufacture various Flash-based products, including eMCP and eMMC products. Through our investments and experience in Brazil, we have developed expertise in semiconductor technology and advanced manufacturing that allows us to manufacture products with shrinking geometries and increasing complexity. We continue to make significant capital investments to expand our manufacturing capabilities and operate at a high level of efficiency.

Product testing is an important aspect of our manufacturing operations and we believe that we have established substantial technical expertise in the testing of products for high-end applications. Our extensive testing capabilities not only help to ensure a low defect rate, but they also enable us, in certain situations, to sell specialized testing as an additional service. We test our products for full functionality and, we design customer specific testing processes that differ from the core focus of standard providers. We have achieved stringent quality targets across a broad spectrum of system applications and customer-specific designs. Our staff includes experienced test engineers who have developed proprietary testing routines and parameters which, combined with our advanced test equipment, enable us to diagnose problems in components as well as in system design, and enable us to characterize the performance of new products and to provide high quality products in volume.

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

Customers

Our principal end customers include global OEMs as well as end customers that compete in the computing, networking, communications, storage, aerospace, defense, mobile, social media and entertainment along with the Federal Government and industrial markets.

Overall, we served more than 450 end customers in fiscal 2018. In fiscal 2018, 2017 and 2016, sales to our ten largest end customers (including sales to contract manufacturers or ODMs at the direction of such end customers) accounted for 84%, 84% and 81% of net sales, respectively. Of our end customers, Samsung accounted for 34%, 19% and 13% of net sales in fiscal 2018, 2017 and 2016, respectively; Cisco accounted for 12%, 15% and 19% of net sales in fiscal 2018, 2017 and 2016, respectively; Lenovo accounted for 11%, 11% and 13% of net sales in fiscal 2018, 2017 and 2016, respectively; and Dell accounted for 10% of net sales in fiscal 2018. Direct sales to Samsung accounted for 34%, 19% and 13% of net sales in fiscal 2018, 2017 and 2016, respectively; direct sales to Flex accounted for 13%, 14% and 17% of net sales in fiscal 2018, 2017 and 2016, respectively; and direct sales to Hon Hai accounted for 13% and 11% of net sales in fiscal 2017 and 2016, respectively. During these periods, no other customers accounted for more than 10% of our net sales. Our longstanding relationship with Cisco, spanning over 20 years, exists within multiple business units and engineering organizations within Cisco. Our products are manufactured on a build-to-order basis. Our sales are made primarily pursuant to customer purchase orders and are not based on long-term supply agreements. Most of our business is on a purchase order basis; accordingly, we have limited backlog and we do not believe our backlog is material or indicative of anticipated net sales.

Suppliers

To address the needs of our customers, we have developed and maintained relationships with leading semiconductor suppliers located in Asia, Europe and the Americas. Our semiconductor suppliers include many of the world’s largest memory manufacturers including Samsung, Micron Technology, Inc., or Micron, SK Hynix, Inc., or SK Hynix, and Toshiba Corporation, or Toshiba. They also include some of the world’s largest providers of computing and graphics processers including AMD, Intel and Nvidia. We frequently work jointly with our suppliers in bidding for customers’ design-in opportunities. We also work closely with our suppliers to better ensure that materials are available and delivered on time. Our established global network of component sources helps to ensure that our pricing remains competitive and that we are able to provide a stable source of supply for our customers.

We believe that our longstanding relationships with leading suppliers put us in a favorable position to procure sufficient quantities of materials, including during periods of industry shortages. Our flexible and responsive global manufacturing capabilities, inventory management systems and global IT system allow us to cost-effectively move materials from one site to another and often deploy what might otherwise be excess inventory among other products and customers. We purchase almost all of our materials, including wafers used in our memory products in Brazil, from our suppliers on a purchase order basis and generally do not have long-term commitments from suppliers.

Sales, Support and Marketing

We primarily sell our products directly to global OEMs and end customers located across North America, Latin America, Asia and Europe. Our sales and marketing efforts are conducted through an integrated process incorporating our direct sales force, customer service representatives and our FAEs with a network of independent sales representatives. Our sales and marketing efforts also include a high level of involvement from our senior executives. Larger customers are also often supported by dedicated sales and support teams. As of August 31, 2018, we had 110 sales and marketing personnel worldwide.

Our on-site FAEs work closely with our sales team to provide product design support to our customers. Our FAEs collaborate closely with our customers, providing us with insight into their product roadmaps and allowing us to identify opportunities at an early stage to help grow our business. The combination of our integrated sales network with our FAEs enables us to be more responsive and successful in navigating through each customer’s unique and oftentimes complex design qualification process.

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

Research and Development

The timely development of new products is essential to maintaining our competitive position. Our research and development activities are conducted primarily at our research and development centers in Newark, Fremont and Irvine, California; Atibaia, Brazil; Penang, Malaysia; Gilbert, Arizona; Seongnam-City, South Korea; New Taipei City, Taiwan; and Tewksbury, Massachusetts.  Our research and development activities are focused on driving innovation in our products as well as continuous process improvement for our procurement and manufacturing. Our product development includes innovations for next generation DRAM products, mobile DRAM, hybrid memories such as hybrid volatile and non-volatile DRAM or NVDIMM, enterprise memory, and many Flash-based products, such as eMMC and eMCP. We plan to continue to devote research and development efforts to the innovation and design of these and other new products which address the requirements of our customers, especially for growing markets for DRAM and Flash mobile memory products, such as mobile and automotive.

We are developing a broad offering of Flash-based products targeting the automotive, industrial, medical, communications, mobile and networking markets. In order to enhance our efforts to develop innovative Flash products, we have increased our engineering resources significantly, including in our research and development center in New Taipei City, where our engineering team is dedicated to firmware development, systems engineering and integration, system and platform validation and applications, and product and reliability engineering for new Flash memory products, including our eMMC product. In addition, in order to take advantage of local regulations and government incentive programs for the growing mobile memory market in Brazil, we have invested substantial financial and management resources to expand our Brazilian research and development capabilities to enable us to develop a broad offering of Flash-based products for the local market

Our advanced engineering and design capabilities allow us to address our customers’ increasingly complex needs. We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards or provide custom solutions to meet customers’ requirements. An important aspect of our research and development effort is understanding the challenges presented by our customers’ requirements and addressing them by utilizing our industry knowledge, proprietary technologies and technical expertise. By working closely with our customers and suppliers, we are able to deliver technically advanced products designed to meet customer-specific needs with competitive solutions to satisfy our customers’ memory, storage and compute requirements, shorten their time-to-market and enhance the performance of our customers’ end products and applications.

We spent $39.8 million, $38.2 million and $38.1 million on research and development in fiscal 2018, 2017 and 2016, respectively. As of August 31, 2018, we had 162 research and development personnel worldwide.

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

•	In Brazil, local manufacturers of DRAM modules and Flash products and local manufacturers of memory ICs, including HT Micron Semicondutores Ltda., or HT Micron
•	Semiconductor memory IC manufacturers that also manufacture DRAM modules and Flash products, including Samsung, Micron, Western Digital Corporation, or Western Digital, SK Hynix, and Toshiba;
•	In our supply chain services business, a broad set of companies, including distributors and third party logistics providers as well as our customers’ in-house solutions; and
•	Providers of compute and storage systems, including HPE, Dell, Cray Computer Corporation, or Cray.

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

Intellectual Property

We rely on a combination of trade secrets, know-how, trademarks, copyright and, to a lesser extent, patents to protect our intellectual property rights. As of September 28, 2018, we have 33 issued patents, including 31 patents issued in the United States, one patent issued in Brazil and one patent issued in South Korea, expiring between 2022 and 2037, excluding any additional patent term for patent term adjustments. In addition, we have 29 patent applications pending, including 14 patent applications in the United States, 7 patent applications in Brazil, 6 patent applications in Malaysia, 1 patent application in South Korea, and 1 patent application in Argentina. We also own a number of trademark registrations, including registrations in the United States for the word marks MHUB, SMART MODULAR TECHNOLOGIES and PENGUIN COMPUTING, and trademarks for our stylized “S” logo in combination with the word SMART and in combination with the words SMART MODULAR TECHNOLOGIES;  a trademark in the US and Canada for the graphic logo containing the words PENGUIN COMPUTING; in Brazil, registrations for our stylized “S” logo in combination with the words SMART Modular Technologies; and in Canada, a registration for the word mark PENGUIN COMPUTING.

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

Employees

As of August 31, 2018, we had 1,538 full-time employees.

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

Brazilian Local Content Requirements and Other Regulatory Issues

Brazilian Local Content Requirements

We expect to continue to invest in maintaining our leadership position, as measured by market share, in both our core Brazilian desktop, notebook and server DRAM businesses and our mobile DRAM and Flash memory products business. We further expect that local content requirements as well as other government incentive programs in Brazil will help drive our growth strategies, as significant incentives exist to promote the development of the local IT industry. In Brazil, we participate in three government investment incentive programs.

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

In 2013, the EU, later joined by Japan, requested the establishment of a panel within the WTO to determine whether certain measures enacted by the Brazilian government concerning tax incentives and local content requirements for the automotive and several other industries including the IT industry and including PADIS, the PPB/IT Program and Lei do Bem, are inconsistent with WTO rules. On August 30, 2017 the WTO panel released a report in which the panel concluded, among other things, that the tax exemptions, reductions and suspensions granted for the automotive, IT and other industries amount to subsidies that are inconsistent with the principles of the various WTO agreements, and the panel recommended that Brazil withdraw these subsidies. The parties all appealed the report’s findings and hearings on the appeals were held in June 2018. Government officials in Brazil have expressed their intent to continue to dispute the panel’s report and, if necessary, to restructure the incentives to be consistent with the WTO principles in order to continue to support local industry. There can be no assurance, however, that, if needed, the programs will ultimately be restructured and implemented or, if implemented, whether the restructured programs will provide the same level of support as is currently in place. While we cannot predict the outcome of the appeal or the impact of the WTO’s report, this recommendation could result in significant adverse changes to the local content rules and incentives available to us and our customers in Brazil. Any suspension, early termination or other adverse change in the local content requirements could significantly reduce the demand for, and the profit margins on, our products in Brazil, and would have a material adverse effect on our business, results of operations and financial condition.

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

SMART Global Holdings, SMART Modular Technologies, SMART, the SMART logo, Penguin Computing, the Penguin Computing logo, and our other trademarks or service marks appearing in this Annual Report are our property. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of the respective holders.

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

Our business has experienced quarterly and annual operating losses during the periods presented in the financial statements included in this Annual Report. In fiscal 2018, we had net income and income from operations of $119.5 million and $170.2 million, respectively. In fiscal 2017, we had a net loss and income from operations of $7.8 million and $53.9 million, respectively. In fiscal 2016, we had a net loss and income from operations of $20.0 million and $6.2 million, respectively. Our ability to achieve and maintain profitability depends in part on revenue growth from, among other things, increased demand for our memory solutions, products and related service offerings in our current markets including Brazil, growth in our new SCSS business unit as well as our ability to expand into new markets. We may not be successful in achieving and maintaining the necessary revenue growth. Moreover, as we continue to expend substantial funds for research and development projects, enhancements to sales and marketing efforts and to otherwise operate our business, we cannot assure you that we will achieve and maintain profitability on an annual or quarterly basis even if our revenue does grow.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicative of future performance. Furthermore, we may not be able to maintain the margins we have achieved in recent periods. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	the cyclical nature of the markets in which we compete;
•	changes in memory component prices or the average selling prices of our products, including fluctuations in the market price of DRAM and Flash memory components;
•	lack of growth or contraction or increased competition in the memory market in Brazil or other markets;
•	adverse changes to the local content regulations in Brazil;
•	corruption or adverse political situations in Brazil or other markets;
•	increased trade restrictions or trade wars;
•	the loss of, significant reduction in sales to, or demand from, key customers;
•	industry consolidation, which may further reduce the number of our potential customers and/or suppliers;
•	fluctuations in the markets served by our OEM customers, including the computing, networking, communications, storage, aerospace, defense, mobile and industrial markets;
•	difficulty matching our purchasing and production to customer demand, which is difficult to forecast accurately;
•	cancellations, modifications or delays in customer orders, product returns and inventory value or obsolescence risk;
•	competitive developments, including the introduction of new competitive products;
•	our failure to develop new or enhanced products and introduce them in a timely manner;
•	reductions in government spending; and
•	the other factors described in this “Item 1A. Risk Factors” section and elsewhere in this report.

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

A significant portion of our sales and operations are focused on Brazil. Sales to customers in Brazil accounted for 62%, 52% and 46% of our net sales in fiscal 2018, 2017 and 2016, respectively. We have invested substantial financial and management resources to develop a research and development center and a semiconductor packaging and test facility in Brazil in order to target the growing market for memory in Brazil and to take advantage of certain Brazilian laws and government incentives, as described below in “—Risks Relating to our International Operations.” Our future financial performance will depend in large part on growth in the Brazilian market, which may not grow again at historical rates, or at all.

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

Successive Brazilian governmental administrations have adopted economic policies intended to foster innovation and investment in local production, stimulate job growth, provide stimulus to exports and defend local manufacturers in various industries. In recent decades, the Brazilian government identified the design and manufacture of ICs as a priority and established tax incentives and local content requirements intended to promote the development of the local IT industry. These incentives include the PPB/IT Program, PADIS and Lei do Bem. The PPB/IT program is intended to promote local manufacturing by allowing qualified companies to sell specified IT products, including desktops, notebooks, servers, SmartTVs and mobile products, with a reduced Brazilian federal excise tax rate, or the IPI, as compared to the rate that is required to be collected by non-qualified suppliers. The PPB/IT Program provides an incentive for certain customers to purchase products from us because they are not required to pay the regular level of IPI on their purchases. Under the PPB/IT Program, the percentage of local content required in specified IT products has increased significantly from 2006 to present, and the law that provides the PPB/IT Program benefits is currently legislated to remain in force through the end of 2029. For example, under the PPB/IT Program, from 2006 to present the total requirement of DRAM modules made with locally packaged DRAM ICs for notebook computers has increased from 0% to 80% and is expected to remain at current levels through the end of 2029. In order to receive the intended treatment as a PPB/IT Program supplier, our subsidiary, SMART do Brazil, is required to invest in research and development activities in an amount equal to 4% of its gross annual sales revenues reduced by the following: the cost of raw materials qualified as products eligible for the PPB/IT Program, including the ICs that are purchased from our other Brazilian subsidiary, SMART Brazil, and that are used to make memory modules; applicable sales taxes; the value of products exported out of Brazil; and the value of products shipped to the Manaus Free Trade Zone. Brazil’s local content requirements for the IT industry have been subject to criticism by other governments and international organizations.

In 2013, the EU, later joined by Japan, requested the establishment of a panel within the WTO to determine whether certain measures enacted by the Brazilian government concerning tax incentives and local content requirements for the automotive and several other industries including the IT industry and including PADIS, the PPB/IT Program and Lei do Bem, are inconsistent with WTO rules. On August 30, 2017 the WTO panel released a report in which the panel concluded, among other things, that the tax exemptions, reductions and suspensions granted for the automotive, IT and other industries amount to subsidies that are inconsistent with the principles of the various WTO agreements, and the panel recommended that Brazil withdraw these subsidies. The parties all filed appeals to the report’s findings and hearings on the appeals were held in June 2018. Government officials in Brazil have expressed their intent to continue to dispute the panel’s report and, if necessary, to restructure the incentives to be consistent with the WTO principles in order to continue to support local industry. There can be no assurance, however, that, if needed, the programs will ultimately be restructured and implemented or, if implemented, whether the restructured programs will provide the same level of support as is currently in place.  While we cannot predict the outcome of the appeals or the impact of the WTO’s report, this recommendation could result in significant adverse changes to the local content rules and incentives available to us and our customers in Brazil. Any suspension, early termination or other adverse change in the local content requirements could significantly reduce the demand for, and the profit margins on, our products in Brazil, and would have a material adverse effect on our business, results of operations and financial condition.

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

Our principal end customers include global OEMs that compete in the computing, networking, communications, storage, aerospace, defense, mobile and industrial markets. In fiscal 2018, 2017 and 2016, sales to our ten largest end customers (including sales to contract manufacturers or ODMs at the direction of such end customers) accounted for 84%, 84% and 81% of net sales, respectively. Of our end customers, Samsung accounted for 34%, 19% and 13% of net sales in fiscal 2018, 2017 and 2016, respectively; Cisco accounted for 12%, 15% and 19% of net sales in fiscal 2018, 2017 and 2016, respectively; Lenovo accounted for 11%, 11% and 13% of net sales in fiscal 2018, 2017 and 2016, respectively; and Dell accounted for 10% of net sales in fiscal 2018. Direct sales to Samsung accounted for 34%, 19% and 13% of net sales in fiscal 2018, 2017 and 2016, respectively; direct sales to Flex accounted for 13%, 14% and 17% of net sales in fiscal 2018, 2017 and 2016, respectively; and direct sales to Hon Hai accounted for 13% and 11% of net sales in fiscal 2017 and 2016, respectively. While Samsung is a significant customer of ours, purchasing eMCPs from us in their smartphone division and DRAM modules from us in their PC division, Samsung’s semiconductor division is also a major supplier and a competitor. See “Risk Factors—Risks Relating to Our Business—Our dependence on a small number of sole or limited source suppliers subjects us to certain risks, including the risk that we may be unable to obtain adequate supplies at a reasonable price and in a timely manner” and “—The memory market is intensely competitive, and we may not be able to maintain or improve our competitive position.”

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

The markets that we serve are intensely competitive, and we may not be able to maintain or improve our competitive position.

The markets that we serve are characterized by intense competition. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition, broader product lines, lower cost structures and longer-standing relationships with customers and suppliers than we do. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular product standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price than we can.

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

Through imports of DRAM components and modules and Flash products, we face some of the same competitors in Brazil as we do elsewhere. We also face competition from local manufacturers of DRAM modules and Flash products, and expect to face more competition in the future from local start-up semiconductor packaging companies, such as Adata Integration Brazil S/A, which began production of its new packaging plant in Brazil in the first half of calendar year 2017. We believe that import duties and local content requirements in Brazil give us an advantage over companies that import DRAM modules or Flash products or import memory components; however, that competitive advantage may become less significant in the event that competitors build manufacturing facilities in Brazil or local content regulations change or are eliminated. As the local market grows, competition may increase in Brazil.

In SCSS, we compete with HPE, Dell, Cray Computer Corporation, or Cray, and other smaller companies manufacturing computing components and products. We also compete with the direct to customer efforts from several of our large partners including Intel Corporation, or Intel, Quanta Services, Inc., or Quanta, Synnex Corporation, or Synnex, and Super Micro Computer, Inc., or Super Micro

We face competition from existing competitors and expect to face new companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors and/or suppliers or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors and/or suppliers may emerge and acquire significant market share.

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

To the extent we manufacture products or make purchases in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our inventory. We have had in the past and expect we could again have in the future, inventory write-downs and/or write-offs due to obsolescence, excess quantities and declines in market value below our costs. In particular, if product obsolescence causes product demand to decrease or we fail to forecast demand accurately, we could be required to write-off inventory or record under-utilization charges, which would have a negative impact on our profit margins and our profitability. Any one or more of these occurrences could have a negative impact on our results of operations and financial condition. Our inventory write-downs were $5.2 million, $2.8 million and $1.8 million for fiscal 2018, 2017 and 2016, respectively.

In connection with delivering our supply chain services, we make significant inventory purchases based on customer forecasts and/or customer purchase orders. In most instances, forecasts are non-binding and purchase orders can be rescheduled at the customer’s option, often times without penalty. When actual consumption does not meet the customer’s forecast or the customer’s purchase orders, it will result in unanticipated and sometimes significant increases in our inventory. Additionally, some of our logistics transactions contemplate extended periods of inventory management. These programs generally obligate customers to eventually purchase certain aged logistics inventory with minimal right to price reductions, and typically provide for periodic carrying charges. We can provide no assurance, however, that the customers will comply with these obligations. If a customer of our supply chain services has significant delays in delivery of inventory, this could have a negative impact on our profitability. If a customer of our supply chain services fails to consume the inventory that we purchase for it, this could result in significant inventory write-downs or write-offs. Any one or more of these occurrences could have a significant negative impact on our cash flows, business, results of operations and financial condition. At the end of each of the last four fiscal quarters, logistics inventory (including inventory specifically requested by customers) ranged between 22% and 28% of our total inventory.

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

In addition, because the qualification process is both product-specific and platform-specific, our existing customers sometimes require us to requalify our products, or to qualify our new products, for use in new platforms or applications. For example, as our OEM customers transition from third generation double date-rate, or DDR3, DRAM architectures, or fourth generation DDR, or DDR4, DRAM architectures, we must design and qualify new products for use by those customers. In the past, the process of design and qualification has taken several months to complete, during which time our net sales to those customers declined significantly. After our products are qualified, it can take several months before the customer begins production and we begin to generate net sales from such customer.

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

Unless we maintain manufacturing efficiency, we may not remain profitable and our future profitability could be materially adversely affected.

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

We are subject to a number of procurement laws and regulations. Our business and our reputation could be adversely affected if we fail to comply with these laws

With respect to a portion of our business, we must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts in the U.S. and other countries. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of specific laws and regulations, by us, our employees, others working on our behalf, a supplier or a venture partner, could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or services and civil or criminal investigations or proceedings. In some instances a government agency may terminate any of our government contracts and subcontracts either at its convenience or for default based on our performance. A termination arising out of our default may expose us to liability including for excess costs incurred by the customer in procuring undelivered services and solutions from another source and such termination may have a material adverse effect on our ability to compete for future contracts and orders. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the government could terminate a prime contract under which we are a subcontractor, notwithstanding the quality of our services as a subcontractor. In the case of termination for default, the government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties. Government agencies routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, its cost structure, its business systems and compliance with applicable laws, regulations and standards. Certain government agencies have the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines and suspension, or prohibition from doing business with the government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight exists in most other countries where we conduct business.

The U.S. government may terminate, cancel, modify or curtail our contracts at any time and, if we do not replace them, we may be unable to achieve or sustain revenue growth and may suffer a decline in revenues and profitability.

Certain of the U.S. government programs in which we participate as a contractor or subcontractor may extend for several years and include one or more base years and one or more option years. Under some contracts, the government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decision by a government agency not to exercise contract options or to terminate, cancel, modify or curtail any major programs or contracts would adversely affect our revenues, revenue growth and profitability. We may experience and continue to experience periodic performance issues under certain of our contracts. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation and our operating results and financial condition.

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

Cyber attacks or other data security incidents that disrupt our operations or result in the breach or other compromise of proprietary or confidential information about our company, our workforce, our customers, or other third parties could disrupt our business, harm our reputation, cause us to lose customers, and expose us to costly regulatory enforcement and litigation.

We may manage, store, transmit and otherwise process various proprietary information and sensitive personal or confidential data. In addition, our cloud computing businesses routinely processes, stores, and transmits data, including sensitive and personally identifiable information, for our customers. We may experience breaches or other compromises of the information technology systems we use for these purposes, as criminal or other actors may be able to penetrate our network security and misappropriate or compromise our information or that of third parties, create system disruptions or cause shutdowns. There are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, and other third parties to disclose information or unwittingly provide access to systems or data. The risk of such attacks includes attempted breaches not only of our own products, services and systems, but also those of customers, contractors, business partners, vendors and other third parties. Our products, services and systems may be used in critical company, customer, government or other third-party operations, or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, classified information, other proprietary or confidential data, regulated data, and personal information of employees, customers and others. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, government or other third party data or systems; theft of sensitive, regulated, classified or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of such systems.

The costs to address product defects or any of the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution, or other critical functions. We could lose existing or potential customers for outsourcing services or other information technology solutions in connection with any actual or perceived security vulnerabilities in our products. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about our or our customers or other third parties could expose us, our customers, or other third parties affected to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability, damage our brand and reputation, or otherwise harm our business. Further, we rely in certain limited capacities on third-party data management providers and other vendors whose possible security problems and security vulnerabilities may have similar detrimental effects on us.

We are subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, transmission, processing and security of user and other data. Our ability to execute transactions and to possess, process, transmit and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that, among other things, may require us to notify regulators and customers, employees, or other individuals of a data security breach, including in the European Union and the European Economic Area where the General Data Protection Regulation, or GDPR, took effect in May 2018. We have incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations, but despite such expenditures may face regulatory and other legal actions in the event of a data breach or perceived or actual non-compliance with such requirements. The GDPR imposes significant new obligations and compliance with these obligations depends in part on how particular regulators apply and interpret them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage.

Open source development and licensing practices may limit the value of our SCSS software assets. If open source programmers do not continue to develop and enhance open source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.

Our SCSS offerings, including Linux-based products, are built primarily from software components licensed under various open source licenses. While some components are developed by our employees, we obtain many components from software developed and released by contributors to independent open source software development projects. Open source licenses grant licensees broad permissions to use, copy, modify and redistribute the software. Certain open source licenses, such as the GNU General Public License, impose significant limits on our ability to license derivative works under more restrictive terms and generally require us to disclose the source code of such works. The inclusion of software components governed by such licenses in our offerings limits our ability to use traditional proprietary software licensing models for those offerings. As a result, while we may have substantial copyright interests in our software technologies, open source development and licensing practices may have the effect of limiting the value of our software copyright assets. If open source programmers fail to adequately further develop and enhance open source technologies, we would have to rely on other parties to develop and enhance our offerings or we would need to develop and enhance our offerings with our own resources. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. Moreover, if third-party software programmers fail to adequately further develop and enhance open source technologies, the development and adoption of these technologies could be stifled and our offerings could become less competitive. Delays in developing, completing or delivering new or enhanced offerings could result in delayed or reduced revenue for those offerings and could also adversely affect customer acceptance of those offerings.

Because of the characteristics of open source software, there are few technology barriers to entry into the open source market by new competitors and it may be relatively easy for competitors, some of which may have greater resources than we have, to enter our markets and compete with us.

One of the characteristics of open source software is that anyone may modify and redistribute the existing open source software and use it to compete with us. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for competitors with greater resources than ours to develop their own open source solutions or acquire a smaller business that has developed open source offerings that compete with our offerings, potentially reducing the demand for, and putting price pressure on, our offerings. In addition, some competitors make their open source software available for free download and use on an ad hoc basis or may position their open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share. Additionally, any failure by us to provide high-quality technical support, or the perception that we do not provide high-quality technical support, could harm our reputation and negatively impact our ability to sell subscriptions for our open source offerings to existing and prospective customers. If we are unable to differentiate our open source offerings from those of our competitors or compete effectively with other open source offerings, our business, financial condition, operation results and cash flows could be adversely affected.

In our SCSS, we regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products. For example, we have contributed certain technology related to our products to the Open Compute Project Foundation, a non-profit entity that shares and develops such information with the technology community, under the Open Web Foundation License. As a result of our open source contributions and the use of open source in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. As a result of making certain of our technology available to third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations which could have an adverse effect on our business and financial results. Likewise, if the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial results.

We could be prevented from selling or developing our software if the GNU General Public License and similar licenses under which our technologies are developed and licensed are not enforceable or are modified so as to become incompatible with other open source licenses.

A number of our SCSS offerings have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. It is possible that a court would hold these licenses to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Additionally, if any of the open source components of our offerings may not be liberally copied, modified or distributed, then our ability to distribute or develop all or a portion of our offerings could be adversely impacted. In addition, licensors of open source software employed in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may become incompatible with other open source licenses in our offerings or our end user license agreement, and thus could, among other consequences, prevent us from distributing the software code subject to the modified license.

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

In fiscal 2018, 2017 and 2016, we spent $25.7 million, $18.7 million and $13.8 million, respectively, on capital expenditures, which we used, among other things, to expand manufacturing and test capacity as well as research and development. We plan to continue to make capital expenditures in the future. If our expected returns on these investments are not achieved, it could adversely impact our business, results of operations and financial condition.

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

We have in the past and may in the future make acquisitions of companies and/or technologies which involve numerous risks. If we are not successful in integrating the technologies, operations and personnel of acquired businesses or fail to realize the anticipated benefits of an acquisition, our business, results of operations and financial condition may be adversely affected.

As part of our business and growth strategy, we have in the past and may in the future acquire or make significant investments in businesses, products or technologies, such as our recent acquisition of Penguin Computing, in an effort to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Any acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses or technologies. Such risks include, among others:

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

In connection with the sale of our storage business, we agreed to indemnify SanDisk against specified losses.

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

On December 4, 2014, we entered into an agreement with SanDisk to release the entire balance of the third party escrow, however, the release of the escrow amount by SanDisk does not relieve us of our indemnification obligations to SanDisk, and SanDisk has not amended or reduced the amount of its indemnification claim.

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

Our future operating results depend in significant part upon the continued contributions of our key senior management and technical personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Ajay Shah, our Chairman, President and Chief Executive Officer, and Jack Pacheco, our Executive Vice President, Chief Operating Officer and Chief Financial Officer. Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, manufacturing and quality assurance, engineering, design, finance, marketing, sales and support personnel. We are continually recruiting such personnel in various parts of the world. However, competition for such personnel can be strong and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. In addition, particularly in the high-technology industry, the value of stock options, restricted share units (RSUs), grants or other share-based compensation is an important element in the retention of employees. Declines in the value of our ordinary shares could adversely affect our ability to retain employees and we may have to take additional steps to make the equity component of our compensation packages more attractive to attract and retain employees. These steps could result in dilution to shareholders.

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

The memory, storage and compute markets are constantly undergoing rapid technological change and evolving industry standards. From time to time, third parties may claim that we are infringing upon technology to which they have proprietary rights and that we require a license to manufacture and/or sell certain of our products. If we are unable to supply certain products at competitive prices due to royalty payments we are required to make or at all because we were unable to secure a required license, our customers might cancel orders or seek other suppliers to replace us, which could have a material adverse effect on our business, results of operations and financial condition.

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

On February 23, 2012, Brazilian federal tax authorities served our Brazilian operating subsidiary, SMART Brazil, with a tax assessment for approximately R$117.0 million (or $31.2 million) (the First Assessment), alleging that SMART Brazil had incorrectly used an import product classification code for its imports of unmounted ICs for the five calendar years of 2007 through and including 2011. Brazilian federal tax authorities subsequently served a second assessment for an administrative penalty of approximately R$6.0 million (or $1.6 million) (the Second Assessment) for the alleged use of an improper import code. Each assessment is subject to increases for interest and other charges.

In March 2012, SMART Brazil filed defenses to the tax assessments. On May 2, 2013, the first level administrative tax court ruled in favor of the tax authorities and against SMART Brazil for the First Assessment, but did not rule on the Second Assessment for the administrative penalty. SMART Brazil filed an appeal on May 31, 2013 at the second level tax court known as CARF. SMART Brazil’s appeal resulted in a unanimous favorable decision rejecting the position of the tax authorities. Subsequently, the tax authorities filed a request for clarification of certain points in the decision published by CARF, and on September 17, 2014, we received a unanimous ruling rejecting the tax authorities request for clarification. On November 7, 2014, the tax authorities notified CARF that they would not be appealing the CARF decision. As a result, the First Assessment has been extinguished.

On February 6, 2018, the first level administrative court unanimously ruled in favor of SMART Brazil with respect to the Second Assessment. Due to the size of the Second Assessment, Brazil law requires that the tax authorities appeal the decision to CARF.

Due to the issuance of these tax assessments, Brazilian federal tax authorities conducted an enrollment of assets of SMART Brazil. Brazilian legislation states that whenever the sum of the debts owed to the Brazilian Revenue Service exceeds 30% of the known equity of a company and R$2.0 million (or $0.5 million), the Brazilian Revenue Service may conduct an enrollment of assets of the company, which is a means of monitoring the company’s equity. During this period, the taxpayer must notify the Brazilian Revenue Service of any disposal, encumbrance or transfer of the assets or rights enrolled within five days from the occurrence of the act; if the company does not provide such notice, then the Brazilian Revenue Service may file a tax injunction. The enrollment does not constitute a lien or encumbrance on the assets. The assets covered by the enrollment are typically assets classified as fixed assets or non-current assets and include assets that are subject to any form of registration before a public deed service or equivalent, such as real estate and vehicles. Other assets may be subject to enrollment in the event that the assets described above are not sufficient to satisfy the amount of the tax liability. The enrollment does not create any limitation or prohibition against remitting dividends or making cash payments of interest on equity. As the First Assessment has been extinguished, SMART Brazil has petitioned to have the enrollment cancelled. While the tax authorities have substantially reduced the amount of the enrollment to R$13.9 million (or $3.7 million) as of January 31, 2017, there can be no assurance that the enrollment will be cancelled unless all of the assessments are extinguished.

On December 12, 2013, SMART Brazil received another notice of assessment in the amount of R$3.6 million (or $1.0 million) with respect to the same import-related tax issues and penalties as discussed above for 2012 and 2013 (the Third Assessment). This new assessment does not seek import duties and related taxes on DRAM products and only seeks import duties and related taxes on Flash unmounted components with respect to the months of January 2012 to June 2012. This is because SMART Brazil’s imports of DRAM unmounted components were subject to 0%, and after June 2012, SMART Brazil’s imports of Flash unmounted components became subject to 0%, import duties and related taxes as a result of PADIS. Even with this 0%, if SMART Brazil is found to have used the incorrect product classification code, SMART Brazil will be subject to an administrative penalty equal to 1% of the value of the imports. SMART Brazil has filed defenses to this assessment. We believe that SMART Brazil used the correct product code on its imports and that the Third Assessment is incorrect.

As a result of the CARF decision in favor of SMART Brazil on the First Assessment and the decision in favor of SMART Brazil at the first level administrative court on the Second Assessment, we believe that the probability of any material charges as a result of the Second Assessment and the Third Assessment is remote. We can provide no assurance that SMART Brazil ultimately will prevail on the remaining tax assessments or the administrative penalties, and no amounts have been accrued in the financial statements for any such assessments or penalties. In addition, in the event that SMART Brazil does not prevail, the amount of the assessments and the penalties and interest could have a material adverse effect on our business, results of operations and financial condition.

Our ability to use our net operating loss carryforwards are limited.

As August 31, 2018, we had U.S. federal and California state net operating loss carryforwards of approximately $131.1 million and $70.0 million, respectively. The federal net operating loss carryforwards will expire, if not utilized, in fiscal 2023 through fiscal 2038, and the California net operating loss carryforwards will expire in fiscal 2019 through fiscal 2038, both in varying amounts, if not utilized. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our net operating loss carryforwards are subject to limitations per Section 382 of the Code. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of future transactions in our ordinary shares, some changes of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset post-change U.S. federal and state taxable income may be subject to additional limitations.

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

Our Brazilian operations are subject to periodic and regular investigations by labor officials and governmental bodies, including the Brazilian Ministry of Labor and the Brazilian Labor Public Prosecutor’s Office, with respect to our compliance with labor rules and regulations. Although we believe that we comply with all of the laws and regulations applicable to our business and activities performed in Brazil, these investigations could result in fines and proceedings that may materially and adversely affect our business, results of operations and financial condition.

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

If any governmental sanctions were to be imposed, or if we were not to prevail in any civil action or criminal proceeding, our business, results of operations and financial condition could be materially adversely affected. In addition, responding to any litigation or action would likely result in a significant diversion of management’s attention and resources and a significant increase in professional fees

We could incur substantial costs or liabilities as a result of violations of environmental laws.

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

The political environment in Brazil has influenced and continues to influence the performance of the country’s economy. The recent economic instability in Brazil has contributed to a reduction in market confidence in the Brazilian economy. The several ongoing investigations on accusations of money laundering and corruption conducted by the Brazilian Federal Public Prosecutor’s Office, including “Operação Lava Jato” (Operation Car Wash), have had a serious impact on the Brazilian political and economic environment.

In August 2016, the Brazilian Senate approved the removal of then-President Dilma Rousseff from office, following the conclusion of legal and administrative impeachment proceedings, on the grounds of violation of budgetary laws.  Michel Temer, who had been serving as acting president since her removal in May 2016, assumed full power for the remaining portion of the presidential term, which ends in 2018.  Mr. Temer was recently indicted on allegations of corruption, money laundering and criminal organization.

Moreover, we cannot predict the outcome or future effects of the upcoming elections in Brazil and cannot predict which policies the future president will adopt or modify during his term in office or the effect thereof on Brazilian economy and on our business.  Any such new policies or changes in current policies may have a material adverse effect on our business and financial condition.

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

•

Lei da Informática—Processo Produtivo Básico (PPB/IT Program), 1991. Brazil’s PPB/IT Program, in which we also began to participate in February 2011, is intended to promote local content by allowing qualified PPB/IT Program companies to sell certain IT products with a reduced rate of IPI as compared to the rate that is required to be collected by non-qualified suppliers. The PPB/IT Program provides an incentive for certain customers to purchase from us because our sales will not be subject to the regular level of IPI. In order to receive the intended treatment as a PPB/IT Program supplier, our subsidiary SMART do Brazil is required to invest in research and development activities conducted in Brazil in an amount equal to 4% of its gross annual sales revenues reduced by the following: the cost of raw materials qualified as products eligible for the PPB/IT Program, including the ICs that are purchased from our other Brazilian subsidiary, SMART Brazil, and that are used to make memory modules; applicable sales taxes; the value of products exported out of Brazil; and the value of products shipped to the Manaus Free Trade Zone. Failure to comply with our obligations under the PPB/IT Program would result in our being charged the amount of the relieved taxes, plus interest equal to the SELIC rate, plus a 75% penalty and could also result in the suspension of our participation in the PPB/IT Program and ultimate termination should SMART do Brazil fail to cure the infraction within 180 days.

Compliance with these programs is measured annually, on a calendar year basis. We believe that we have fulfilled these research and development investment requirements through calendar 2017, however, for certain years the authorities in Brazil have not yet completed the relevant review. For calendar years 2011 to 2016, the authorities have requested additional information in order to review whether certain of our reported research and development investments as required for SMART do Brazil qualify for the PPB/IT Program. We believe that all of our research and development investments do qualify and we are providing the additional information. While we believe that all of our reported investments qualify for the research and development requirements, we cannot provide assurance that the Brazilian authorities will agree with our classification in which case we may be required to make incremental payments to the authorities or to make incremental research and development investments in the future. If we fail to make the additional payments or additional investments if required, we may lose the anticipated benefits of these programs and could be penalized for failing to make the research and development investments when required, or for failing to pay required statutory income taxes or to collect the required IPI upon our sales. In addition, there is a risk that modifications to laws may prohibit, interrupt, limit, terminate early or change the use of these existing tax incentives. Additionally, we cannot provide assurance that we will be able to make the required investments in the future.

In 2013, the EU, later joined by Japan, requested the establishment of a panel within the WTO to determine whether certain measures enacted by the Brazilian government concerning tax incentives and local content requirements in the automotive and several other industries including the IT industry and including PADIS, the PPB/IT Program and Lei do Bem, are inconsistent with WTO rules. On August 30, 2017 the WTO panel released a report in which the panel concluded, among other things, that the tax exemptions, reductions and suspensions granted for the automotive, IT and other industries amount to subsidies that are inconsistent with the principles of the various WTO agreements, and the panel recommended that Brazil withdraw these subsidies. The parties all appealed the report findings and hearings on the appeals were held in June 2018. Government officials in Brazil have expressed their intent to continue to dispute the panel’s report and, if necessary, to restructure the incentives to be consistent with the WTO principles in order to continue to support local industry. There can be no assurance, however, that, if needed, the programs will ultimately be restructured and implemented, or if implemented, whether the restructured programs will provide the same level of support as is currently in place. While we cannot predict the outcome of the appeals or the impact of the WTO’s report, this recommendation could result in significant adverse changes to the benefits and incentives available to us and our customers in Brazil under PADIS and the IT/PPB Program.

Any suspension, early termination or other adverse change in the local content requirements in Brazil, or our failure to comply with the requirements of the various regulations, could significantly reduce the demand for, and the profit margins on, our products in Brazil, and would have a material adverse effect on our business, results of operations and financial condition.

In addition, we have obtained tax incentives from Malaysia, which provide that certain classes of income we earn in Malaysia are subject to tax holidays. Each tax incentive is separate and distinct from the others and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. To retain these tax benefits in Malaysia, we must continue to meet certain operating conditions specific to each incentive relating to, among other things, investments in fixed assets, research and development expenditures, minimum operating expenditures, required ratio of staff with degrees in science and technology, local purchasing programs, minimum numbers of patents with local involvement and registration and segregated accounting for the covered products or businesses. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax incentive arrangements. The Malaysian tax incentives are presently scheduled to expire at various dates in calendar 2018. We have received approvals for a continuation of these tax incentives beyond calendar 2018, subject to certain operating conditions. The impact of these tax incentives will be recorded in the period in which they become effective.

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

Sales outside of the United States accounted for 84%, 82% and 80% of our net sales in fiscal 2018, 2017 and 2016, respectively. In addition, a significant portion of our product design and manufacturing is performed at our facilities in Brazil and Malaysia. As a result, our business is and will continue to be subject to the risks generally associated with international business operations in Brazil, Malaysia and other foreign countries, including:

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

Since the introduction of the real in 1994, Brazil’s inflation rate has been substantially lower than in previous periods. According to the Extended National Consumer Price Index (Índice Nacional de Preços ao Consumidor Amplo), Brazilian inflation rates were 2.9%, 6.3%, 10.7%, 6.4%, 5.9%, 5.8% and 6.5% in 2017, 2016, 2015, 2014, 2013, 2012 and 2011, respectively. However, the Brazilian government’s measures to control inflation have often included maintaining a tight monetary policy with high interest rates, thereby restricting the availability of credit and reducing economic growth. The Central Bank of Brazil has frequently adjusted the interest rate in situations of economic uncertainty and to achieve objectives under the economic policy of the Brazilian government. Inflation, along with government measures to curb inflation and public speculation about possible future government measures, have had significant negative effects on the Brazilian economy and contributed to economic uncertainty in Brazil and heightened volatility in the Brazilian securities market, which may have an adverse effect on us.

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

Certain of our subsidiaries have incurred indebtedness under a senior secured term loan and revolving credit facility, which we refer to, together with all related loan documents, as amended and restated in August 2017 and as amended thereafter, as the Amended Credit Agreement. The obligations under the Amended Credit Agreement are jointly and severally guaranteed on a senior basis by certain of our subsidiaries and secured by a pledge of the capital stock of, or equity interests in, most of our subsidiaries and by substantially all of our assets and those of our subsidiaries.

Our Brazilian operating subsidiary, SMART Brazil, has incurred additional indebtedness under a credit facility with the Brazilian Development Bank, or BNDES, which we refer to, together with all related loan documents and as amended from time to time, as the BNDES 2013 Credit Agreement. Under the BNDES 2013 Credit Agreement, credit in the amount of R$50.6 million (or $13.5 million) was made available to SMART Brazil for investments in infrastructure, research and development in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market.

In December 2014, SMART Brazil entered into a second credit facility with BNDES, which we refer to, together with all related loan documents and as amended from time to time, as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $14.1 million) was made available to SMART Brazil for research and development conducted in Brazil related to IC packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

SMART Brazil’s obligations under the BNDES Agreements are guaranteed by Banco Votorantim S/A, or Banco Votorantim. SMART Brazil has entered into an agreement with Banco Votorantim to assure payment to Banco Votorantim in the event that BNDES collects on either of the guarantees.

As of August 31, 2018, the outstanding principal balance under the Amended Credit Agreement, the BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement, respectively, was $208.5 million, R$12.9 million (or $3.4 million) and R$26.4 million (or $7.0 million). We have a right to draw an additional $50.0 million under the revolving loan provisions of the Amended Credit Agreement.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Cayman Islands Companies Law (2018 Revision), or the Companies Law, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less exhaustive body of securities laws as compared to the United States, and some states, such as Delaware, have more fulsome and judicially interpreted bodies of corporate law.

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

As of August 31, 2018, 43.49% our outstanding ordinary shares are owned by Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Sumeru Fund Cayman, L.P. (investment funds affiliated with Silver Lake Partners and Silver Lake Sumeru, collectively Silver Lake) and their affiliates, including certain of our directors and our Chief Executive Officer. Pursuant to the terms of the Amended and Restated Sponsors Shareholder Agreement dated as of May 30, 2017, or the Sponsor Shareholder Agreement, entered into in connection with the IPO, Silver Lake has the right to nominate members of our board of directors as follows: so long as Silver Lake and their affiliates own, in the aggregate, (i) less than 50% but at least 35% of our ordinary shares outstanding immediately after the IPO, Silver Lake will be entitled to nominate four directors, (ii) less than 35% but at least 20% of our ordinary shares outstanding immediately after the IPO, Silver Lake will be entitled to nominate three directors, (iii) less than 20% but at least 10% of our ordinary shares outstanding immediately after the IPO, Silver Lake will be entitled to nominate two directors, (iv) less than 10% but at least 5% of our ordinary shares outstanding immediately after the IPO, Silver Lake will be entitled to nominate one director, and (v) less than 5% of our ordinary shares outstanding immediately after the IPO, Silver Lake will not be entitled to nominate any directors. The Sponsor Shareholder Agreement further provides that, for so long as Silver Lake collectively owns ordinary shares in an amount equal to or greater than 25% of our ordinary shares outstanding immediately following the IPO, in addition to the approval of our board of directors, the approval of Silver Lake will be required for certain corporate actions such as change in control transactions, acquisitions with a value in excess of $5 million and any material change in the nature of the business conducted by us or our subsidiaries. As a result, based on Silver Lake’s ownership of our ordinary shares and the rights in the Sponsor Shareholder Agreement, Silver Lake has the ability to elect the members of our board of directors, and thereby control our management and affairs. Silver Lake will have a continuing ability to control our board of directors and will continue to have significant influence over our affairs for the foreseeable future. This concentrated control will limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that our other shareholders do not view as beneficial. For example, this concentration of control could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for their ordinary shares. Furthermore, Silver Lake may have interests that are different from, or opposed to, the interests of the public shareholders.

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

Sales of substantial amounts of our ordinary shares in the public market, including sales of our ordinary shares by us or our affiliates pursuant to the Shelf Registration Statement, defined below, or otherwise, or the perception that these sales may occur, could cause the market price of our ordinary shares to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our amended and restated memorandum and articles of association, we are authorized to issue up to 200,000,000 ordinary shares, of which 22,479,943 ordinary shares were outstanding as of August 31, 2018. Out of our ordinary shares outstanding as of August 31, 2018, 9,880,055 shares are held by our affiliates and our current directors, executive officers and their respective affiliates, which are eligible for resale in the public markets, subject to Rule 144 under the Securities Act. In addition, on September 20, 2018, we filed a shelf registration statement on Form S-3 with the SEC that was declared effective by the SEC on October 9, 2018 (the Shelf Registration Statement), which permits us to offer up to $150 million of ordinary shares, preferred shares, debt securities, warrants and purchase contracts in one or more offerings and in any combination, including in units from time to time, and which permits Silver Lake to sell up to 9,256,755 of our ordinary shares from time to time. We have also filed registration statements on Form S-8 to register the total number of shares of our common stock that may be issued under the SMART Global Holdings, Inc. 2017 Share Incentive Plan (the SGH Plan), including the equity awards issued to our executive officers and directors, and purchased under the SMART Global Holdings, Inc. 2018 Employee Share Purchase Plan (ESPP). As of August 31, 2018, there are 2,413,573 options outstanding to purchase our ordinary shares, and 720,012 RSUs outstanding under the SGH Plan, and there are 251,965 additional shares available for issuance under the SGH Plan and 350,000 shares available for purchase under the ESPP. These ordinary shares can be freely sold in the public market upon issuance under the SGH Plan or purchase under the ESPP subject to any restrictions on such shares pursuant to the respective plan documents.

In addition, certain of our existing shareholders and holders of options and RSUs, in the event they become exercisable, have the right to demand that we file a registration statement covering the offer and sale of their ordinary shares and shares issuable under such options and RSUs under the Securities Act and to require us to include their securities on a registration statement filed by us. While these holders, other than Silver Lake, waived their right to include their shares in the Shelf Registration Statement, if we file a registration statement in the future for the purpose of selling additional ordinary shares to raise capital and are required to include ordinary shares held by these shareholders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired. In addition, if we conduct an offering under our Shelf Registration Statement, our ability to raise capital in such offering may be impaired.

We cannot predict the size of future sales or issuances of our ordinary shares or the effect, if any, that such future sales and issuances would have on the market price of our ordinary shares.

The requirements of being a public company have and will continue to increase our costs and may disrupt the regular operations of our business.

As a public company, our legal, accounting, reporting and other administrative costs have and will continue to increase.

We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. We expect these rules and regulations to increase our legal and financial compliance costs and make some management and corporate governance activities more time consuming and costly, particularly now that we are no longer an “emerging growth company.” These rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. This could have an adverse impact on our ability to recruit and bring on qualified directors.

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

While we were an “emerging growth company” under the JOBS Act, our independent registered public accounting firm was not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are no longer an emerging growth company as of the beginning of our fiscal 2018, and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act as of August 31, 2018.  In addition, in connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. Failure to comply with Section 404 could subject us to regulatory scrutiny and sanctions, impair our ability to raise revenue, cause investors to lose confidence in the accuracy and completeness of our financial reports and negatively affect the price of our ordinary shares.

Effective April 3, 2018, we were no longer a “controlled company” within the meaning of NASDAQ corporate governance rules, however, we continue to qualify for, and may rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to our shareholders during a one-year transition period. Our reliance on such exemptions may afford less protection to holders of our ordinary shares.

The NASDAQ corporate governance rules require listed companies to have, among other things, a majority of independent board members and independent director oversight of executive compensation, nomination of directors and corporate governance matters, however, we have historically relied on the “controlled company” exemption under the NASDAQ corporate governance rules. A “controlled company” under the NASDAQ corporate governance rules is a company of which more than 50% of the voting power is held by an individual, group or another company. Until April 3, 2018, Silver Lake controlled a majority of the voting power of our outstanding ordinary shares, making us a “controlled company” within the meaning of the NASDAQ corporate governance rules. As a controlled company, we elected not to comply with certain of the NASDAQ corporate governance standards, including the requirement that a majority of directors on our board of directors are independent directors and the requirement that our compensation committee and our nominating and corporate governance committee consist entirely of independent directors. However, we continue to qualify for, and may rely on, exemptions from certain corporate governance standards that would otherwise provide protection to our shareholders during a one-year transition period that ends April 3, 2019. Accordingly, our shareholders will not have the same protection afforded to shareholders of companies that are subject to all of the NASDAQ corporate governance standards, and the ability of our independent directors to influence our business policies and affairs may be reduced, during this transition period.

The NASDAQ corporate governance rules require that we (i) have at least one independent director on each of our governance and nominating committee and compensation committee by the date we ceased to qualify as a “controlled company”, (ii) have a majority of independent directors on each of our governance and nominating committee and compensation committee within 90 days of the date we ceased to qualify as a “controlled company”, and (iii) have a fully independent governance and nominating committee and compensation committee within one year of the date we ceased to qualify as a “controlled company”. We are also required to have a majority independent board of directors within one year of the date we ceased to qualify as a “controlled company”. Our board of directors has determined that two of the three members of our governance and nominating committee, all of the members of our compensation committee, all of the members of our audit committee and four of the nine members of our board of directors are independent for purposes of the NASDAQ corporate governance standards.

We no longer qualify as an “emerging growth company” and will be required to comply with certain provisions of the Sarbanes-Oxley Act and can no longer take advantage of reduced disclosure requirements.

For as long as we remained an emerging growth company, we could take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. We no longer qualify for such status, and as we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies.

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

•

so long as Silver Lake collectively owns at least 40% of the number of our outstanding ordinary shares, directors may be removed with or without cause, the size our board may be increased and vacancies on the board may be filled upon the affirmative vote of a majority of our outstanding ordinary shares; however, at any time when Silver Lake owns less than 40% of our outstanding ordinary shares, shareholders will not be permitted to increase the size of our board, fill vacancies on our board or remove directors without cause; and

•

the ability of our board of directors, without action by our shareholders, to issue 30,000,000 preferred shares and to issue additional ordinary shares that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

We have facilities in Newark, California; Fremont, California; Atibaia, Brazil; Penang, Malaysia; New Taipei City, Taiwan; Gilbert, Arizona; Tewksbury, Massachusetts; Irvine, California; East Kilbride, Scotland; and Seongnam-City, South Korea.

	Facility size	Leased or	Lease
Location	(Sq. Feet)	Owned	Expiration	Capabilities
Newark, CA	79,480	Leased	April 2021	U.S. Headquarters
				Procurement
				R&D
				Manufacturing
				Sales
				Supply Chain Services
Fremont, CA	86,306	Leased	May 2023	Procurement
				R&D
				Manufacturing
				Sales
Atibaia, Brazil	87,088	Leased	October 2022	Procurement
	65,926		October 2027	R&D
				Manufacturing
				Sales
Penang, Malaysia*	86,730	Owned	N/A	Procurement
				R&D
				Manufacturing
				Sales
				Supply Chain Services
New Taipei City, Taiwan	14,788	Leased	November 2019	Procurement
				R&D
				Sales
Gilbert, AZ	9,750	Leased	February 2019	Procurement
				R&D
				Sales
Tewksbury, MA	7,666	Leased	September 2023	R&D
Irvine, CA	4,394	Leased	August 2022	Procurement
				R&D
				Sales
East Kilbride, Scotland	3,300	Leased	July 2019	Supply Chain Services
Seongnam-City, South Korea	12,622	Leased	July 2018	R&D
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

Indemnification Claims by SanDisk

In August 2013, the Company completed the sale (the Sale) of substantially all of the business unit which was focused on solid state drives, to SanDisk Corporation (now a part of Western Digital). In connection with the Sale the sale agreement (Sale Agreement) contained certain indemnification obligations, including, among others, for losses arising from breaches of representations and warranties relating to the Sale. These indemnification obligations are subject to a number of limitations, including certain deductibles and caps and limited time periods for making indemnification claims. At the closing of the Sale, $30.5 million of the purchase price was placed into a third party escrow to secure certain of the Company’s indemnification obligations. The escrow was due to terminate on

August 22, 2014 in the event that SanDisk did not timely submit a claim for indemnification. On August 21, 2014, SanDisk made a claim against the Company under the indemnification provisions of the Sale Agreement in connection with a lawsuit filed by Netlist, Inc. (Netlist) against SanDisk alleging that certain products sold in the Sale infringe various Netlist patents, which SanDisk in turn alleges would, if true, constitute a breach of representations and warranties under the Sale Agreement. Under the Sale Agreement, the Company’s indemnification obligation in respect of intellectual property matters, such as those claimed by SanDisk, is subject to a deductible of approximately $1.8 million and a cap of $60.9 million. As required in the Sale Agreement, the SanDisk claim purported to include a preliminary good faith estimate of SanDisk’s alleged indemnifiable losses, which estimate was greater than the Sale Agreement cap for intellectual property matters. The Company believes that the allegations giving rise to the indemnification claim are without merit and the Company intends to dispute SanDisk’s claim for indemnification. In addition, there may be other grounds for the Company to dispute the indemnification claim and/or the amounts of any indemnifiable losses of SanDisk. On December 4, 2014, SanDisk and the Company agreed to release from escrow the funds held in connection with this indemnification claim, however, the agreement to release the funds from escrow does not relieve the Company of its indemnification obligations to SanDisk, and SanDisk has not amended or reduced the amount of its indemnification claim.

Netlist

On September 10, 2012, SMART Modular filed a complaint in the Eastern District of California (the EDCA) against Netlist alleging infringement of certain claims of SMART Modular’s U.S. Patent No. 8,250,295 (the ‘295 patent) and seeking, among other things, a preliminary injunction. Netlist filed certain counterclaims alleging, among other things, attempted monopolization, collusion, unfair competition, fraud on the U.S. Patent and Trademark Office (the USPTO) and sham litigation, and asserting that the ‘295 patent is invalid. The counterclaims do not specify the amount of damages sought. Netlist also filed a request for reexamination of the ‘295 patent in the USPTO. On May 30, 2013, the court denied SMART Modular’s motion for a preliminary injunction and granted a stay in the proceedings pending the outcome of the reexamination. In September 2016, the EDCA lifted the stay. After several filings and decisions at the USPTO and the Patent Trial and Appeals Board (the PTAB) from 2013 through 2017, in December 2017, the PTAB issued a decision declaring the original claims of SMART Modular’s ‘295 patent as well as certain of the newly added claims, to be invalid. The Company has appealed the decision of the PTAB to the Federal Circuit Court of Appeals. In March 2018, SMART Modular and Netlist entered into a stipulation staying the court proceedings pending the outcome of the appeal and the completion of the reexamination of SMART Modular’s ‘295 patent.

In July 2013, Netlist filed a lawsuit in the Central District of California against SMART Modular alleging claims very similar to Netlist’s counterclaims set forth in the EDCA case. Netlist later amended its complaint to add additional parties, including SMART Worldwide. Netlist has sought compensatory damages for the harm it claims to have suffered, as well as an award of treble damages and attorneys’ fees. The claims against SMART Modular and SMART Worldwide were transferred to the EDCA.

The Company believes that there are valid defenses to all of the claims and counterclaims made by Netlist and that the claims are without merit. The Company intends to vigorously fight the claims and counterclaims. The Company believes that the likelihood of any material charge resulting from these claims is remote.

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117 million (or $31.2 million) (the First Assessment). The First Assessment was from the federal tax authorities of Brazil and related to four taxes in connection with importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.9 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

In March 2012, SMART Brazil filed defenses to the First Assessment and the Second Assessment. On May 2, 2013, the first level administrative tax court issued a ruling in favor of the tax assessor and against SMART Brazil on the First Assessment. On May 31, 2013, SMART Brazil filed an appeal to the second level tax court known as CARF. The appeal was heard on November 26, 2013 and the Company received a unanimous favorable ruling rejecting the position of the tax authorities. This ruling was published by the tax authorities and made official in February 2014. Subsequently, the tax authorities filed a request for clarification and on September 17, 2014, the Company received a unanimous ruling rejecting the request from the tax authorities for clarification. On November 7, 2014, the tax authorities notified CARF that they would not be appealing the CARF decision, and the First Assessment has been extinguished. On February 6, 2018, the first level administrative court unanimously ruled in favor of SMART Brazil with respect to the Second Assessment. Due to the size of the Second Assessment, Brazil law requires that the tax authorities appeal the decision to CARF and the appeal process is underway.

On December 12, 2013, SMART Brazil received another notice of assessment in the amount of R$3.6 million (or $1.0 million) with respect to the same import-related tax issues and penalties discussed above for 2012 and 2013 (the Third Assessment). The Third Assessment does not seek import duties and related taxes on Dynamic Random Access Memory (“DRAM”) products and only seeks import duties and related taxes on Flash unmounted components with respect to the months of January 2012 to June 2012. This is because SMART Brazil’s imports of DRAM unmounted components were subject to 0%, and, after June 2012, SMART Brazil’s imports of Flash unmounted components became subject to 0%, import duties and related taxes, both as a result of PADIS. Even with this 0%, if SMART Brazil is found to have used the incorrect product classification code, SMART Brazil will be subject to an administrative penalty equal to 1% of the value of the imports. SMART Brazil has filed defenses to the Third Assessment. The Company believes that SMART Brazil used the correct product code on its imports and that the Third Assessment is incorrect. SMART Brazil intends to vigorously fight this matter. Although SMART Brazil did not receive the Third Assessment until December 12, 2013, the Third Assessment was issued before the CARF decision in favor of SMART Brazil on the First Assessment as discussed above was published.

The amounts claimed by the tax authorities on the Second Assessment and on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$15.1 million (or $4.0 million) and R$14.4 million (or $4.6 million) as of  August 31, 2018 and August 25, 2017, respectively.

As a result of the CARF decision in favor of SMART Brazil on the First Assessment and the first level administrative court decision in favor of SMART Brazil on the Second Assessment, the Company believes that the probability of any material charges as a result of the Second Assessment and the Third Assessment is remote and the Company does not expect the resolution of these disputed assessments to have a material impact on its consolidated financial position, results of operations or cash flows. While the Company believes that the Second Assessment and the Third Assessment are incorrect, there can be no assurance that SMART Brazil will prevail in the disputes.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II.

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Ordinary Shares

On May 24, 2017, our ordinary shares began trading on the NASDAQ Global Select Market under the symbol “SGH”. Prior to that date, there was no public trading market for our common stock. Shares sold in our initial public offering, or IPO, were priced at $11.00 per share on May 23, 2017.

The following table sets forth for the indicated periods the high and low sales prices of our ordinary shares as reported by the NASDAQ Global Select Market.

	High	Low
Year Ended August 31, 2018
Fourth quarter	$50.61	$29.29
Third quarter	$54.45	$33.80
Second quarter	$38.96	$28.09
First quarter	$40.65	$18.00

Holders

As of August 31, 2018 there were 99 registered holders of record of our ordinary shares (not including beneficial holders of our ordinary shares in street names).

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

Unregistered Sales of Equity Securities

None.

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

The following performance graph shows the cumulative total stockholders return of an investment of $100 in cash on August 25, 2017 through August 31, 2018, in our common stock, the NASDAQ Composite Index and Philadelphia Semiconductor Index and assuming that all dividends were reinvested. The stock price performance on the following graph is not necessarily indicative of future price performance of our stock.

Item 6.  Selected Financial Data

The following tables present our historical selected consolidated financial data. The selected consolidated statement of operations data for the years ended August 31, 2018, August 25, 2017 and August 26, 2016, and the selected consolidated balance sheet data as of August 31, 2018 and August 25, 2017 are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected statement of operations data for the year ended August 28, 2015, and the selected consolidated balance sheet data as of August 26, 2016 and August 28, 2015 are derived from our audited consolidated balance sheet as of such date and is not included in this report. Our historical results are not necessarily indicative of the results that may be expected in the future.

We maintain our books and records in U.S. dollars and prepare our consolidated financial statements in accordance with U.S. GAAP.

This financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, included elsewhere in this report.

	Fiscal Year Ended
	August 31,	August 25,	August 26,	August 28,
	2018	2017	2016	2015
	(in thousands, other than per share data)
Consolidated Statement of Operations Data:
Net sales	$1,288,821	$761,291	$534,423	$643,469
Cost of sales(1)(2)	997,235	599,041	427,491	512,032
Gross profit	291,586	162,250	106,932	131,437
Operating expenses:
Research and development(1) (2)	39,824	38,160	38,116	43,741
Selling, general, and administrative(1) (2)	84,541	66,759	57,495	89,233
Change in estimated fair value of acquisition- related contingent consideration	(3,000)	—	—	—
Management advisory fees	—	3,000	4,001	4,030
Restructuring charge	—	457	1,135	1,143
Total operating expenses	121,365	108,376	100,747	138,147
Income (loss) from operations	170,221	53,874	6,185	(6,710)
Interest expense, net	(19,144)	(29,204)	(25,575)	(27,560)
Other income (expense), net	(13,299)	(22,551)	1,874	(5,532)
Total other expense	(32,443)	(51,755)	(23,701)	(33,092)
Income (loss) before income taxes	137,778	2,119	(17,516)	(39,802)
Provision for income taxes	18,315	9,914	2,444	6,649
Net income (loss)	$119,463	$(7,795)	$(19,960)	$(46,451)
Earnings per share:
Basic	$5.42	$(0.49)	$(1.44)	$(3.36)
Diluted	$5.17	$(0.49)	$(1.44)	$(3.36)
Shares used in computing earnings per share:
Basic	22,051	15,785	13,841	13,833
Diluted	23,119	15,785	13,841	13,833

(1)	Includes share-based compensation expense as follows:

Cost of sales	$1,335	$636	$461	$771
Research and development	1,460	655	725	844
Selling, general and administrative	7,763	4,073	2,686	4,517

(2)	Includes amortization of intangible assets expense as follows:

Cost of sales	$7	$—	$—	$—
Research and development	987	4,897	4,897	6,160
Selling, general and administrative	5,136	7,042	8,471	24,669

	Fiscal Year Ended
	August 31,	August 25,	August 26,	August 28,
	2018	2017	2016	2015
	(dollars in thousands)
Other Financial Data:
Adjusted EBITDA(1)	$195,540	$99,387	$51,760	$55,762
Gross billings to customers(2)	$2,302,214	$1,625,547	$1,925,047	$2,147,437
Days sales outstanding (DSO)(3)	38	41	27	31
Inventory turns(4)	9	12	18	15
Days payable outstanding (DPO)(5)	40	47	40	51

(1)

We define Adjusted EBITDA as our net income (loss) plus net interest expense, income tax expense, depreciation and amortization expense, share-based compensation, acquisition-related expenses, restructuring charges, amortization of non-cash debt discount related to warrants, non-cash charges in connection with refinancing, and other infrequent or unusual items. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure.

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

Because of these limitations, you should consider Adjusted EBITDA along with other financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. A reconciliation of Adjusted EBITDA to net income (loss) is provided below:

	Fiscal Year Ended
	August 31,	August 25,	August 26,	August 28,
	2018	2017	2016	2015
	(in thousands)
Net loss	$119,463	$(7,795)	$(19,960)	$(46,451)
Share-based compensation expense	10,558	5,364	3,872	6,132
Amortization of intangible assets	6,130	11,939	13,368	30,829
Interest expense, net	19,144	29,204	25,575	27,560
Provision for income tax	18,315	9,914	2,444	6,649
Depreciation	20,052	21,300	18,111	19,315
S-1 related costs	812	—	—	—
Investment advisory fees	—	540	—	—
Restructuring	—	457	1,135	1,143
Obsolete inventory related to restructuring	—	372	—	—
Management advisory fees	—	3,000	4,001	4,030
Debt extension costs*	—	1,745	—	—
Loss on early repayment of debt**	—	6,743	—	—
Loss on extinguishment of debt***	—	16,579	—	—
Purchase accounting adjustment****	631	—	—	—
Acquisition-related expenses****	3,435	25	1,611	123
Contingent consideration fair value
adjustment****	(3,000)	—	—	—
Valuation adjustment related to prepaid
state value-added taxes	—	—	908	—
Misappropriated product shipment	—	—	695	—
In-process research and development charge	—	—	—	1,582
Write-off of public offering expenses	—	—	—	4,388
Storage sale-related legal costs	—	—	—	987
Insurance settlement related to a fiscal 2013
claim	—	—	—	(525)
Adjusted EBITDA	$195,540	$99,387	$51,760	$55,762

*	Debt extension costs consist of $1.7 million associated with the amendment of our senior secured term loan and revolving credit facility in November 2016.
**	Loss on early payment of term loan for principal amount of $61.1 million in June 2017 related to IPO.
***	Consists of $15.2 million loss on extinguishment of long-term debt for principal payment of $151.0 million in August 2017 and a $1.4 million loss on a February 2017 extinguishment.
****	Amounts in fiscal 2018 resulted from the Penguin Computing acquisition in June 2018.
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

	As of
	August 31,	August 25,	August 26,	August 28,
	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,375	$22,436	$58,634	$68,094
Working capital	226,264	107,115	90,095	98,074
Total assets	672,762	480,028	458,655	564,707
Long-term debt	184,190	154,450	225,587	234,617
Total shareholders' equity (deficit)	187,128	82,396	(1,237)	8,639

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

Overview

We are a global leader in specialty memory solutions, serving the electronics industry for over 25 years. We have a leading market position worldwide, as measured by revenue, in specialty memory where we work closely with OEM customers to develop solutions, which incorporate customer-specific requirements. Our products are designed-in by OEMs in the networking, enterprise storage, telecom, industrial and other such vertical markets. In addition, as part of our global business, we have established a leading market position, as measured by market share, in Brazil as the largest in-country manufacturer of memory for desktops, notebooks and servers, as well as mobile memory for smartphones. As a result of our acquisition of Penguin Computing, Inc., or Penguin, in June 2018 and the creation of a new business unit, SMART Specialty Compute & Storage Solutions, or SCSS, we have expanded our serviceable markets into areas requiring specialized computing platforms in artificial intelligence and machine learning, advanced modeling and high performance computing serving a broad base of enterprise and government customers. Additionally, in the fourth quarter of fiscal 2018, we began a new business in Brazil to focus on battery assembly for smartphones which we expect will contribute to revenue in fiscal 2019.   We believe our customers rely on us as a strategic supplier due to our application-specific products, quality and technical support, our global footprint and, in Brazil, our ability to provide locally manufactured products. We also provide customized, integrated supply chain services to certain OEM customers to assist them in the management and execution of their procurement processes.

Our business was originally founded in 1988 as SMART Modular, which became a publicly traded company in 1995. In 1999, SMART Modular was acquired by Solectron and operated as its subsidiary. In 2002, we acquired a memory module manufacturing company in Brazil to expand our global footprint and our manufacturing capabilities. In 2004, a group of private equity investors acquired our business from Solectron, and we began to operate our business as SMART Worldwide. SMART Worldwide became a publicly traded company in 2006 and operated independently until it was acquired by investment funds affiliated with Silver Lake Partners and Silver Lake Sumeru (collectively Silver Lake) in August 2011 (the Acquisition).

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

In our specialty memory solutions business, we focus on design and manufacture of application-specific products, technical support and value-added testing services that differ from the core focus of standard memory module providers. We collaborate closely with our global OEM customers throughout their design process and across multiple projects to create solutions for demanding applications with differentiated requirements, such as specific form factors, higher density, lower power, specific firmware or greater durability and reliability compared to standard solutions. We target opportunities where we believe we can be a primary supplier of longer-lifecycle solutions to OEM customers for diverse and growing end markets within the networking, communications, storage, industrial, medical and automotive industries. In this business, we offer an extensive portfolio of over 2,000 products, which includes all generations of DRAM, as well as embedded and removable Flash, enterprise memory and hybrid volatile and non-volatile memory solutions. We also offer customized, integrated supply chain services to enable our customers to manage supply chain planning and execution, which reduces costs and increases productivity. Our supply chain services are based on our proprietary software platform that we developed and integrated with our customers’ respective procurement management systems as well as our suppliers’ distribution management systems.

With our SCSS business, we have expanded our serviceable markets into areas requiring specialized computing platforms in artificial intelligence, or AI, and machine learning, advanced modeling and high performance computing. Through SCSS, we design, manufacture and sell specialty compute and storage systems to a broad base of enterprise and government customers and government contractors. SCSS also offers a comprehensive portfolio of hardware and software products including solutions based on the Open Compute Project, or OCP. Penguin Computing products include Linux-based servers, software, integrated turn-key clusters, enterprise-grade storage, and bare metal high performance computing, or HPC, all available in hardware or cloud-based solutions via Penguin Computing® On-Demand™ (POD™).

Since 2002, when we commenced our operations in Brazil, we have invested over $210 million to build and improve our advanced manufacturing facilities and have assembled and trained a staff of over 620 employees, who comprise many of the leading semiconductor technology professionals in the country. In Brazil, we process imported wafers and cut, package and test them to create memory components used to manufacture modules and other memory and Flash-based products. We have a strategic, long-term relationship with a global memory wafer supplier that has provided us with a stable source of competitively priced wafers for the Brazilian market and provides our supplier with access to that market through our in-country infrastructure and capabilities.

Our business in Brazil has historically focused on DRAM components and modules for desktops, notebooks and servers, where local content and tax regulations provide substantial financial incentives to our customers to procure locally manufactured memory products, particularly when they are made with locally processed components. We have leveraged our experience and success in these markets to expand into mobile memory, primarily for smartphones, which include eMMC and eMCP products, where additional local content requirements and tax incentives have been introduced. In fiscal 2018, 2017 and 2016, these mobile memory products accounted for 68%, 67% and 65%, respectively, of our net sales in Brazil. Based on industry reports of expected unit sales for mobile phones in Brazil, taking into account our average selling price of approximately $28.17 per eMCP for mobile memory during the full fiscal year 2018, we believe that the total addressable market for locally produced mobile memory for mobile phones in Brazil will reach approximately $765 million by 2020. We have also demonstrated our ability to service the smartphone market in Brazil as we are now qualified at seven of the top ten mobile vendors in Brazil representing, according to industry data, over 94% of the mobile phones sold in Brazil in calendar 2017. With local content requirements for various IT products increasing, we believe that our local manufacturing capabilities provide a valuable and differentiated offering to our OEM customers in Brazil. We also believe that our long-term relationships with many of these customers as the largest supplier of locally manufactured memory products provides us with visibility for our Brazilian business.

We began participating in Brazil’s PPB/IT Program in February 2011. The PPB/IT Program is intended to promote local content by allowing qualified PPB/IT Program companies to sell certain IT products with a reduced rate of IPI as compared to the rate that is required to be collected by non-qualified suppliers. The PPB/IT Program provides an incentive for certain customers to purchase from us because our sales will not be subject to the regular level of IPI. In order to receive the intended treatment as a PPB/IT Program supplier, our subsidiary SMART do Brazil is required to invest in research and development activities conducted in Brazil in an amount equal to 4% of its gross annual sales revenues reduced by the following: the cost of raw materials qualified as products eligible for the PPB/IT Program, including the ICs that are purchased from our other Brazilian subsidiary, SMART Brazil, and that are used to make memory modules; applicable sales taxes; the value of products exported out of Brazil; and the value of products shipped to the Manaus Free Trade Zone. In August 2014, the government of Brazil enacted legislation extending the PPB/IT Program until 2029 and maintaining the required research and development investment with respect to DRAM modules at 3.00% of adjusted sales through 2029, repealing the previously approved increases to 3.75% in 2015 and 3.50% in 2016 through 2019.

In 2013, the EU, later joined by Japan, requested the establishment of a panel within the WTO to determine whether certain measures enacted by the Brazilian government concerning tax incentives and local content requirements for the automotive and several other industries including the IT industry and including PADIS, the PPB/IT Program and Lei do Bem, are inconsistent with WTO rules. On August 30, 2017 the WTO panel released a report in which the panel concluded, among other things, that the tax exemptions, reductions and suspensions granted for the automotive, IT and other industries amount to subsidies that are inconsistent with the principles of the various WTO agreements, and the panel recommended that Brazil withdraw these subsidies. The parties all appealed to the report’s findings and hearings on the appeals were held in June 2018. Government officials in Brazil have expressed their intent to continue to dispute the panel’s report and, if necessary, to restructure the incentives to be consistent with the WTO principles in order to continue to support local industry. There can be no assurance, however, that, if needed, the programs will ultimately be restructured and implemented or, if implemented, whether the restructured programs will provide the same level of support as is currently in place.  While we cannot predict the outcome of the appeals or the impact of the WTO’s report, this recommendation could result in significant adverse changes to the local content rules and incentives available to us and our customers in Brazil. Any suspension, early termination or other adverse change in the local content requirements could significantly reduce the demand for, and the profit margins on, our products in Brazil, and would have a material adverse effect on our business, results of operations and financial condition.

A major corruption scandal involving Brazil’s largest energy company, Petrobras, began to unfold in 2014, and by 2015 contributed to a significant decrease in the value of the Brazilian real, which in turn led to a substantial downturn in the Brazilian economy and a substantial rise in unemployment. Our net sales in Brazil decreased from $407.4 million in fiscal 2014 to $245.5 million in fiscal 2016. While economic conditions in Brazil remain challenging, net sales in Brazil increased to $798.3 million in fiscal 2018.

We generated net sales of $1,288.8 million, $761.3 million and $534.4 million in fiscal 2018, 2017 and 2016, respectively, with only 4% of the fiscal 2018 revenue being attributable to the Penguin acquisition which occurred in the fourth quarter. Our net sales grew 69% in fiscal 2018 over fiscal 2017 and increased 42% in fiscal 2017 over fiscal 2016. Our net income (loss) was $119.5 million, ($7.8) million and $20.0 million in fiscal 2018, 2017 and 2016, respectively. Our income from operations was $170.2 million, $53.9 and $6.2 million in fiscal 2018, 2017 and 2016, respectively.

Our global, diversified customer base includes over 450 end customers, such as Cisco, Samsung, HPE, Dell and LG. Our top ten end customers, five of which have been our end customers for over a decade, accounted for 84% of our net sales, including sales to contract manufacturers or ODMs at the direction of such end customers, in fiscal 2018. Of our end customers, Samsung accounted for 34%, 19% and 13% of net sales in fiscal 2018, 2017 and 2016, respectively; Cisco accounted for 12%, 15% and 19% of net sales in fiscal 2018, 2017 and 2016, respectively; Lenovo accounted for 11%, 11% and 13% of net sales in fiscal 2018, 2017 and 2016, respectively; and Dell accounted for 10% of net sales in fiscal 2018. Direct sales to Samsung accounted for 34%, 19% and 13% of net sales in fiscal 2018, 2017 and 2016, respectively; direct sales to Flex accounted for 13%, 14% and 17% of net sales in fiscal 2018, 2017 and 2016, respectively; and direct sales to Hon Hai accounted for 13% and 11% of net sales in fiscal 2017 and 2016, respectively. During these periods, no other customers accounted for more than 10% of our net sales. Of the $1,288.8 million of net sales in fiscal 2018, 62% were generated in Brazil, 18% were generated in Asia, 18% were generated in North America and 2% were generated in Europe. Of the $761.3 million of net sales in fiscal 2017, 52% were generated in Brazil, 23% were generated in Asia, 21% were generated in North America and 4% were generated in Europe. For further geographic information regarding our net sales and property and equipment, net, see Note 11 to our consolidated financial statements.

Components of Operating Results

Net Sales

We generate product revenues predominantly from sales of our solutions, which include memory components and modules and specialty compute and storage products, to OEMs, as well as end users that compete in the computing, networking, communications, storage, aerospace, defense, mobile and industrial markets. Sales of our products are made primarily pursuant to purchase orders and are not based on long-term supply agreements. We generate service revenue by providing procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Our net sales are substantially dependent upon demand in the end markets for our customers’ products and fluctuations in end-user demand can have a rapid and material effect on our net sales. Furthermore, sales to relatively few customers have accounted for, and we expect for the foreseeable future will continue to account for, a significant percentage of our net sales.

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

General and administrative expense consists primarily of personnel costs, facilities and non-manufacturing equipment costs, allowances for bad debt and other support costs, including utilities, insurance and professional fees. We have experienced and will continue to experience increased general and administrative expenses as a result of being a publicly-traded company, including significant increased legal and accounting costs related to compliance with rules and regulations implemented by the SEC and NASDAQ, as well as additional insurance, investor relations and other costs associated with being a public company.

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
We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We then measure the tax benefits recognized in the financial statements from such positions based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. In the event that we recognize any unrecognized tax benefits, the effective tax rate will be affected. If recognized, approximately $1.6 million of unrecognized tax benefit would impact the effective tax rate at August 31, 2018. Although we believe our estimates are reasonable, we cannot assure that the final tax outcome of these matters will be the same as these estimates. We update these estimates quarterly based on factors such as changes in facts or circumstances, changes in tax law, new audit activity and effectively settled issues.

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

	Fiscal Year Ended
	August 31, 2018	% of sales*	August 25, 2017	% of sales*	August 26, 2016	% of sales*
Consolidated Statement of Operations Data:
Net sales	$1,288,821	100%	$761,291	100%	$534,423	100%
Cost of sales (1)(2)	997,235	77%	599,041	79%	427,491	80%
Gross profit	291,586	23%	162,250	21%	106,932	20%
Operating expenses:
Research and development (1) (2)	39,824	3%	38,160	5%	38,116	7%
Selling, general and administrative (1) (2)	84,541	7%	66,759	9%	57,495	11%
Change in estimated fair value of acquisition-related contingent consideration	(3,000)	0%	—	0%	—	0%
Management advisory fees	—	0%	3,000	0%	4,001	1%
Restructuring	—	0%	457	0%	1,135	0%
Total operating expenses	121,365	9%	108,376	14%	100,747	19%
Income from operations	170,221	13%	53,874	7%	6,185	1%
Other income (expense):
Interest expense, net	(19,144)	(1%)	(29,204)	(4%)	(25,575)	(5%)
Other income (expense), net	(13,299)	(1%)	(22,551)	-3%	1,874	0%
Total other expense	(32,443)	(3%)	(51,755)	(7%)	(23,701)	(4%)
Income (loss) before income taxes	137,778	11%	2,119	0%	(17,516)	(3%)
Provision for income taxes	18,315	1%	9,914	1%	2,444	0%
Net income (loss)	$119,463	9%	$(7,795)	(1%)	$(19,960)	(4%)
Earnings per share:
Basic	$5.42		$(0.49)		$(1.44)
Diluted	$5.17		$(0.49)		$(1.44)
Shares used in computing earnings per share:
Basic	22,051		15,785		13,841
Diluted	23,119		15,785		13,841

* Summations may not compute precisely due to rounding.

(1) Includes share-based compensation expense as follows:
Cost of sales	$1,335		$636		$461
Research and development	1,460		655		725
Selling, general and administrative	7,763		4,073		2,686
(2) Includes amortization of intangible assets expense as follows:
Cost of sales	$7		$—		$—
Research and development	987		4,897		4,897
Selling, general and administrative	5,136		7,042		8,471

Comparison of the Years Ended August 31, 2018 and August 25, 2017

	Fiscal Year Ended		Change
	August 31, 2018	August 25, 2017	Amount	%
	(in thousands, except percentages)
Net sales	$1,288,821	$761,291	$527,530	69.3%
Cost of sales (1)	997,235	599,041	398,194	66.5%
Gross profit	$291,586	$162,250	$129,336	79.7%
Gross margin	22.6%	21.3%

(1)	Includes share-based compensation expense of $1.3 million and $0.6 million in fiscal 2018 and 2017, respectively.

Net Sales, Cost of Sales and Gross Margin

Net sales increased by $527.5 million, or 69.3%, during fiscal 2018 compared to the prior fiscal year. The increase was primarily due to a 104% increase in sales of mobile memory products in Brazil in fiscal 2018 which was driven in part by new product introductions of higher density eMCP products, a 43% increase in the average selling prices of mobile memory products resulting from increasing mobile density, and an increase in local content requirements from 30% to 50% for mobile memory products for smartphones effective January 1, 2018. Strategic investments to increase production capacity in prior periods helped enable us to meet the increased demand in the Brazil mobile memory market. Our Brazil PC DRAM sales also increased as consumer IC and server demand grew, leading to 94% higher sales, and product mix also positively impacted our average selling prices of modules as they increased 61%. Our Specialty DRAM and Flash sales also increased due to strength in the server, networking and communication markets, leading to 17% and 33% higher sales, respectively, and increases of 60% and 49% in the average selling prices, respectively. The new SCSS business also added $52.5 million of revenue in fiscal 2018.

Cost of sales increased by $398.2 million, or 66.5%, during fiscal 2018 compared to the prior fiscal year, primarily due to an increase of 74% in the cost of materials for the higher level of sales, as well as higher production costs related to the increased revenue and additional costs for the new SCSS business. Included in the cost of sales increase was a favorable foreign exchange impact of $2.0 million due to locally sourced cost of sales in Brazil.

Gross margin increased to 22.6% during fiscal 2018, compared to 21.3% for fiscal 2017, primarily due to higher Brazil mobile memory and specialty DRAM revenue while cost of sales associated with higher density memory modules increased at a lower rate.

Operating Expenses

	Fiscal Year Ended		Change
	August 31, 2018	August 25, 2017	Amount	%
	(in thousands, except percentages)
Operating expenses:
Research and development (1) (2)	$39,824	$38,160	$1,664	4.4%
Selling, general and administrative (1) (2)	84,541	66,759	17,782	26.6%
Change in estimated fair value of acquisition- related contingent consideration	(3,000)	—	(3,000)	(100.0%)
Management advisory fees	—	3,000	(3,000)	(100.0%)
Restructuring	—	457	(457)	(100.0%)
Total operating expenses	$121,365	$108,376	$12,989	12.0%

(1) Includes share-based compensation expense as follows:

Research and development	$1,460	$655	$805	122.9%
Selling, general and administrative	7,763	4,073	3,690	90.6%
Total	$9,223	$4,728	$4,495	95.1%

(2) Includes amortization of intangible assets expense as follows:

Research and development	$987	$4,897	$(3,910)	(79.8%)
Selling, general and administrative	5,136	7,042	(1,906)	(27.1%)
Total	$6,123	$11,939	$(5,816)	(48.7%)

Research and Development Expense

Research and development, or R&D, expense increased by $1.7 million in fiscal 2018 compared to the prior fiscal year mainly due to higher costs from our new SCSS business, as well as higher outside services and personnel-related expenses, partially offset by lower intangible amortization expense as some intangible assets became fully amortized.  Included in the R&D expense increase was a favorable foreign exchange impact of $0.7 million.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expense increased by $17.8 million, or 26.6%, during fiscal 2018, which was our first full year as a public company, compared to the prior fiscal year. The increase was primarily due to higher expenses from our new SCSS business (including $3.4 million acquisition-related expenses), as well as personnel-related, professional and shareholder services expenses, aggregating $19.7 million, partially offset by a $1.9 million net decrease in intangible amortization expense as some intangible assets became fully amortized. Included in the SG&A expense increase was a favorable foreign exchange impact of $0.7 million.

Other Income (Expense)

	Fiscal Year Ended		Change
	August 31, 2018	August 25, 2017	Amount	%
	(in thousands, except percentages)
Other income (expense):
Interest expense, net	$(19,144)	$(29,204)	$10,060	(34.4%)
Other income (expense), net	(13,299)	(22,551)	9,252	(41.0%)
Total other expense	$(32,443)	$(51,755)	$19,312	(37.3%)

Interest expense, net decreased $10.1 million, or 34.4%, during fiscal 2018 compared to the prior fiscal year primarily due to $4.7 million lower interest expense resulting from lower principal balances after our 2017 refinancing, as well as $5.1 million lower warrant amortization (i.e., fiscal 2017 expense). Other income (expense), net decreased by $9.3 million primarily due to the non-recurrence of a $23.3 million debt extinguishment loss in fiscal 2017, partially offset by a $13.5 million currency loss mainly in Brazil.

Provision for Income Taxes

	Fiscal Year Ended		Change
	August 31, 2018	August 25, 2017	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$18,315	$9,914	$8,401	84.7%

Provision for income taxes increased by $8.4 million, or 84.7% during fiscal 2018 compared to the prior fiscal year primarily due to higher income in non-U.S. jurisdictions subject to tax.

Our Malaysian subsidiary was approved for income tax holidays for the operations of its Pioneer business and Global Supply Chain (GSC) business.  We have received approvals for a continuation of these tax incentives beyond calendar 2018, subject to certain operating conditions. The impact of these tax incentives will be recorded in the period in which they become effective.  In general, these future tax holidays will have tax rates greater than our prior approved tax holidays, thus our effective income tax rate in the future may be higher depending on a combination of our overall and jurisdictional profitability.

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

Net Sales, Cost of Sales and Gross Margin

Net sales increased by $226.9 million, or 42.5%, during fiscal 2017 compared to the prior fiscal year. The increase was primarily due to a 67% increase in sales of mobile memory products in Brazil in fiscal 2017, which was driven in part by new product introductions of higher density eMCP products, the increase in local content requirements to 50% for mobile memory products for smartphones effective January 1, 2017, and a 36% increase in the average selling prices of mobile memory products in Brazil during fiscal 2017 due to density changes. Strategic investments to increase production capacity in prior periods helped enable us to meet the increased demand in the Brazil mobile memory market. Our Brazil PC DRAM and our specialty DRAM sales also increased and were positively impacted by overall strength in the worldwide DRAM market, leading to 53% and 44% higher sales and 6% and 24% increases in the average selling prices during fiscal 2017, respectively, compared to the prior fiscal year, as well as strength in the server, networking, communications and storage markets.

Cost of sales increased by $171.6 million, or 40.1%, during fiscal 2017 compared to the prior fiscal year, primarily due to an increase of 43% in the cost of materials for the higher level of sales, as well as higher depreciation in Brazil due to the technology transition from third generation double-data-rate (“DDR3”) Fine-pitch Ball Grid Array (“FBGA”) packaging to fourth generation double-data-rate (“DDR4”) flip chip and higher production costs related to the increased revenue. Included in the cost of sales increase was an unfavorable foreign exchange impact of $5.4 million due to locally sourced cost of sales in Brazil.

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

Research and Development Expense

Research and development, or R&D, expense was essentially flat in fiscal 2017 compared to the prior fiscal year as higher personnel-related expenses were offset by lower outside services.  Included in the R&D expense increase was an unfavorable foreign exchange impact of $1.5 million.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expense increased by $9.3 million, or 16.1%, during fiscal 2017 compared to the prior fiscal year. The increase was primarily due to personnel-related, facilities, professional and shareholder services expenses, aggregating $9.0 million, as well as $1.7 million in debt extension costs, partially offset by a $1.4 million decrease in intangible amortization expense as some intangible assets became fully amortized. Included in the SG&A expense increase was an unfavorable foreign exchange impact of $1.6 million.

Other Income (Expense)

	Fiscal Year Ended		Change
	August 25, 2017	August 26, 2016	Amount	%
	(in thousands, except percentages)
Other income (expense):
Interest expense, net	$(29,204)	$(25,575)	$(3,629)	14.2%
Other income (expense), net	(22,551)	1,874	(24,425)	(1303.4%)
Total other expense	$(51,755)	$(23,701)	$(28,054)	118.4%

Interest expense, net increased $3.6 million, or 14.2%, during fiscal 2017 compared to the prior fiscal year primarily due to additional debt discount amortization and interest expense related to our debt extension. Other income (expense), net decreased by $24.4 million primarily due to a $15.2 million loss on extinguishment of our long-term debt, a $6.7 million loss on early debt repayment, a $1.4 million loss on a February 2017 debt extinguishment, and an $0.8 million currency loss (mainly in Brazil).

Provision for Income Taxes

	Fiscal Year Ended		Change
	August 25, 2017	August 26, 2016	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$9,914	$2,444	$7,470	305.6%

Provision for income taxes increased by $7.5 million, or 305.6% during fiscal 2017 compared to the prior fiscal year primarily due to higher income in non-U.S. jurisdictions subject to tax.

Liquidity and Capital Resources

	Fiscal Year Ended
	August 31, 2018	August 25, 2017	August 26, 2016
	(in thousands)
Cash provided by (used in) operating activities	$67,907	$(933)	$15,050
Cash used in investing activities	(67,749)	(18,027)	(13,369)
Cash provided by (used in) financing activities	7,944	(16,975)	(10,914)
Effect of exchange rate changes on cash and cash equivalents	837	(263)	(227)
Net increase (decrease) in cash and cash equivalents	$8,939	$(36,198)	$(9,460)

At August 31, 2018, we had cash and cash equivalents of $31.4 million, of which approximately $21.7 million was held outside of the United States.

On May 30, 2017, we completed our IPO and raised proceeds, net of underwriting commissions and discounts and other offering costs, of approximately $60.8 million. On June 2, 2017, we used the net proceeds to make a mandatory prepayment of $61.1 million aggregate principal amount of our outstanding term loans under the Amended Credit Agreement.

In June 2018, we acquired Penguin for a purchase price of approximately $45 million and assumed approximately $32.3 million of Penguin’s outstanding indebtedness. We financed the acquisition with net proceeds from the $60 million Incremental Amendment as defined below.

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

Operating Activities

During fiscal 2018, cash provided by operating activities was $67.9 million. The primary factors affecting our cash flows during this period were a $119.5 million net income and $34.7 million of non-cash related expenses, partially offset by an $86.3 million change in our net operating assets and liabilities. The $86.3 million change in net operating assets and liabilities consisted of increases of $55.3 million in accounts receivable, $42.4 million in inventory, and $8.7 million in prepaid expenses and other assets, offset by increases of $17.5 million in accounts payable and $2.6 million in accrued expenses and other liabilities. The increase in accounts receivable was due to lower purchases under our Receivables Purchasing Agreement (terminated at the end of fiscal 2017), while the increase in inventory was due to both higher sales forecast and higher cost of materials resulting from increased DRAM prices.

During fiscal 2017, cash used in operating activities was $0.9 million. The primary factors affecting our cash flows during this period were a $61.2 million change in our net operating assets and liabilities and a $7.8 million net loss, partially offset by $68.1 million of non-cash related expenses. The $61.2 million change in net operating assets and liabilities consisted of increases of $40.4 million in accounts receivable and $21.9 million in inventory, and a decrease of $10.6 million in accounts payable, offset by an increase of $11.7 million in accrued expenses and other liabilities. The increase in accounts receivable was due to lower purchases under our Receivables Purchasing Agreement, while the increase in inventory was due to both higher sales forecast and higher cost of materials resulting from increased DRAM prices.

Investing Activities

Net cash used in investing activities during fiscal 2018 was $67.7 million consisting primarily of $42.3 million for the Penguin acquisition, net of cash acquired, and $25.7 million used for purchases of property and equipment. Net cash used in investing activities during fiscal 2017 was $18.0 million consisting primarily of $18.7 million used for purchases of property and equipment, offset by $0.7 million of proceeds from sale of property and equipment.

Financing Activities

Net cash provided by financing activities during fiscal 2018 was $7.9 million, consisting primarily of $59.4 million of net proceeds from issuance of long-term debt (due to the Incremental Amendment) and $7.5 million of proceeds from option exercises, offset by $24.3 million of long-term debt payments, $32.3 million of Penguin’s line of credit assumed from the acquisition, $1.6 million payment of IPO costs and $0.8 million in fees paid for revolving line of credit financing. Net cash used in financing activities during fiscal 2017 was $17.0 million, consisting of a $151.9 million payment for extinguishment of long-term debt and debt extension, $61.1 million early payment on term loans, $19.7 million long-term debt payments for both the Amended Credit Agreement and the BNDES Credit Agreements, as well as $3.2 million in fees paid for revolving line of credit financing, offset by $157.0 million of proceeds from issuance of long-term debt and $62.4 million of proceeds from our IPO.

Contractual Obligations

Our contractual obligations as of August 31, 2018 are set forth below:

	Payments due by Period
	1 year	2-3 years	4-5 years	After 5 years	Total
	(in millions)
Amended Credit Agreement Debt*	$22.5	$45.0	$141.0	$—	$208.5
Interest expense in connection with the Amended Credit Agreement	17.4	28.9	11.0	—	57.3
BNDES Credit Agreements	6.9	3.5	—	—	10.4
Interest expense in connection with the BNDES Credit Agreements	0.3	0.1	—	—	0.4
Operating leases	3.8	6.6	3.9	4.1	18.4
Non-cancellable product purchase commitments	110.9	—	—	—	110.9
Total contractual obligations	$161.8	$84.1	$155.9	$4.1	$405.9

*	The borrowers were granted, subsequent to year-end, a holiday from the obligation to make repayments of principal in fiscal 2019.

As of August 31, 2018, we had gross unrecognized tax benefits of $16.8 million which includes penalties and interest. Approximately $1.6 million has been recorded as a noncurrent liability. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Senior Secured Credit Agreement

On August 9, 2017, SMART Worldwide, SMART Modular Technologies (Global), Inc., or Global, and SMART Modular entered into a Second Amended and Restated Credit Agreement (together with all related documents, as amended from time to time including as amended by the Incremental Amendment as defined below, the Amended Credit Agreement) with certain lenders which amended and restated that certain Amended and Restated Credit Agreement dated as of November 5, 2016 (the ARCA), which had amended and restated that certain Credit Agreement dated as of August 26, 2011 (the Original Credit Agreement). The Company’s subsidiaries named as borrowers in the Amended Credit Agreement and certain other subsidiaries that entered into a guarantee with respect to the Amended Credit Agreement including Penguin, are collectively referred to as the Loan Parties and together with SMART Malaysia, the Credit Group. The Amended Credit Agreement provides for $165 million of initial term loans (the Initial Term Loans) with a maturity date of August 9, 2022, and $50 million of revolving loans with a maturity date of February 9, 2021 (the Initial Revolver Maturity Date) which revolving loan maturity date automatically extends to February 9, 2022 if the total leverage ratio of the Credit Group is less than 3.0:1.0 on the Initial Revolver Maturity Date. SMART Global Holding is not a party to the Amended Credit Agreement.

On June 8, 2018, SMART Worldwide, Global and SMART Modular entered into an Incremental Facility Agreement (the Incremental Amendment) which provided for incremental term loans under the Amended Credit Agreement in the aggregate amount of $60 million (the Incremental Term Loans) which Incremental Term Loans are on substantially identical terms as the Initial Term Loans. Pursuant to the Incremental Amendment, the borrowers agreed to pay the structuring advisor a $0.6 million fee pursuant to a separate agreement.

The Amended Credit Agreement is jointly and severally guaranteed on a senior basis by certain subsidiaries of Global (excluding, among other subsidiaries, SMART Malaysia). In addition, the Amended Credit Agreement is secured by a pledge of the capital stock of, or equity interests in, most of the subsidiaries of SMART Worldwide (including, without limitation, SMART Malaysia and Penguin) and by substantially all of the assets of the subsidiaries of SMART Worldwide, excluding the assets of SMART Malaysia and certain other subsidiaries.

Covenants. The Amended Credit Agreement contains various representations and warranties and affirmative and negative covenants that are usual and customary for loans of this nature including, among other things, limitations on the Credit Group’s ability to engage in certain transactions, incur debt, pay dividends, and make investments. The Amended Credit Agreement also requires that the Credit Group maintain a Secured Leverage Ratio not in excess of 3.5:1.0 as of the end of each fiscal quarter (commencing with the fiscal quarter ending November 24, 2017) and puts restrictions on the Credit Group’s ability to retain cash proceeds from the sale of certain assets with net proceeds in excess of $2 million, subject to customary six-month reinvestment rights. The Incremental Amendment prohibited the Credit Group from increasing the borrowings under the Penguin Credit Facility, as defined below, after the Penguin acquisition and required the Credit Group to maintain a minimum amount of liquidity until the Credit Group repaid the Penguin Credit Facility which the Credit Group was required to do within 60 days (or such longer period as agreed to by the Administrative Agent) after the Penguin acquisition. The Incremental Amendment also required the Credit Group to pledge as collateral, all of the capital stock of and substantially all of the assets of Penguin within 60 days after the closing of the Penguin acquisition.

Interest and Interest Rates. Loans under the Amended Credit Agreement accrue interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings is 6.25% and with respect to base rate borrowings is 5.25%. The interest rate on the Initial Term Loans was 8.6%, 7.57% and 8.25% as of August 31, 2018, August 25, 2017 and August 26, 2016, respectively. The interest rate on the Incremental Term Loans was 8.58% as of August 31, 2018.

The applicable margin for revolving loans adjusts every quarter based on the Secured Leverage Ratio for the most recent fiscal quarter with the applicable margin for revolving loans with respect to LIBOR borrowings ranging from 3.75% to 4.00% and the applicable margin for revolving loans with respect to base rate borrowings ranging from 2.75% to 3.00%. Prior to November 5, 2016, the effective date of the ARCA, the applicable margin was adjusted based on the Secured Net Leverage Ratio.

Interest on base rate loans is payable on the last day of each calendar quarter. Interest on LIBOR-based loans is payable every one, two, three, six, nine or twelve months after the date of each borrowing, dependent on the particular interest rate period selected with respect to such borrowing.

Principal Payments. The Amended Credit Agreement requires quarterly repayments of principal under the Initial Term Loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter and, commencing on November 30, 2018, quarterly repayments of principal under the Incremental Term Loans equal to 2.5% of $60 million, or $1.5 million per fiscal quarter. During fiscal 2018 and 2017, the borrowers made scheduled principal payments of $16.5 million and $11.6 million, respectively.

Prepayments. The borrowers have the right at any time to make optional prepayments of the principal amounts outstanding under the Amended Credit Agreement provided that prepayments of principal which are voluntary or are made in connection with certain transactions will be subject to prepayment premiums of 3%, 2% and 1% during the first, second and third years, respectively, after the effective date of the Amended Credit Agreement; provided that such prepayment premiums were not applicable to prepayments of the Incremental Term Loans during the two months following the closing of the Penguin acquisition.

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

No mandatory prepayments were required for fiscal 2018 or 2017.

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

Under the terms of the ARCA, the maturity date of the term loans and the revolving loans was extended from August 26, 2017 to August 26, 2019. If there were balances still outstanding on the original term loans at the one year anniversary of the Amendment 4 Effective Date, the borrowers would have been obligated to pay an additional fee to the term lenders of $5 million in cash. In addition, the ARCA increased the quarterly scheduled principal payments of term loans to $3.9 million per quarter to be paid on the last day of each fiscal quarter starting November 25, 2016. Under the ARCA, early mandatory repayments of principle were applied in the reverse order of maturity.

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

As of August 31, 2018, the outstanding principal balance of all term loans under the Amended Credit Agreement was $208.5 million and there were no outstanding revolving loans. As of August 25, 2017, the outstanding principal balance of term loans under the credit agreement then in effect was $165.0 million and there were no outstanding revolving loans.

On October 2, 2018, after the date of the balance sheet, SMART Worldwide, Global and SMART Modular entered into the Second Amendment to the Amended Credit Agreement (the Second Amendment) which did not become effective until October 25, 2018. As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to make repayments of principal under the Initial Term Loans and the Incremental Term Loans at any time with respect to fiscal 2019. In addition, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019.

Penguin Credit Agreement

On June 8, 2018 in connection with the Penguin acquisition, the Company assumed the outstanding balances due under a certain credit agreement dated January 8, 2018 between Penguin and Wells Fargo Capital Finance, LLC (the Penguin Credit Facility) which had an outstanding balance of $32.3 million as of June 8, 2018. In addition, on June 8, 2018, SMART Global Holdings entered into a guarantee with Wells Fargo Capital Finance, LLC (WFCF) whereby SMART Global Holdings guaranteed the repayment and full performance of Penguin under the Penguin Credit Facility. As required under the Incremental Amendment, the Company paid off the outstanding balance under the Penguin Credit Facility in August 2018.

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES (such loan the BNDES 2013 Credit Agreement). Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $13.5 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. SMART Brazil’s obligations under the BNDES 2013 Credit Agreement were guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement. As of August 31, 2018, the committed amount was R$6.0 million (or $1.6 million), which is shown on the Company’s consolidated balance sheets as restricted cash in other noncurrent assets.

Approximately half of the available debt under the BNDES 2013 Credit Agreement accrues interest at a fixed rate while the other half accrues interest at a floating rate. The facility under the BNDES 2013 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment being due on July 15, 2019.

As of August 31, 2018, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$12.9 million (or $3.4 million), of which R$6.3 million (or $1.7 million) accrues interest at the fixed rate of 3.5% and R$6.6 million (or $1.7 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum. As of August 25, 2017, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$25.6 million (or $8.2 million), of which R$12.6 million (or $4.0 million) accrues interest at the fixed rate of 3.5% and R$13.0 million (or $4.2 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $14.1 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

SMART Brazil’s obligations under the BNDES 2014 Credit Agreement were also guaranteed by Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 30.31% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2014 Credit Agreement, or approximately R$16.0 million (or $4.3 million) of required cash balances, which is shown on the Company’s consolidated balance sheets as restricted cash in other noncurrent assets.

The available debt under the BNDES 2014 Credit Agreement accrues interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal payment being due on July 15, 2020.

In July 2018, SMART Brazil entered into guarantee arrangements with Banco Votorantim S.A. which bank in turn replaced the guarantees of the BNDES Agreements previously issued by Itaú Bank.  Itaú Bank approved the guarantee arrangements and returned R$22.0 million (or $5.9 million) of committed balances to SMART Brazil in the first quarter of fiscal 2019.

As of August 31, 2018 and August 25, 2017, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was R$26.4 million (or $7.0 million) and R$39.6 million (or $12.6 million), respectively.

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

The future minimum principal payments under the Amended Credit Agreement and the BNDES Agreements as of August 31, 2018 are (in thousands):

	Amended
	Credit
Fiscal year ending August:	Agreement*	BNDES	Total
2019	$22,500	$6,937	$29,437
2020	22,500	3,515	26,015
2021	22,500	—	22,500
2022	141,000	—	141,000
	$208,500	$10,452	$218,952

*	The borrowers were granted, subsequent to year-end, a holiday from the obligation to make repayments of principal in fiscal 2019.

Management Agreement

Under the Management Agreement, we recorded quarterly fees of $1.0 million plus out-of-pocket expenses. The Management Agreement was terminated upon the completion of our IPO on May 30, 2017. As of August 31, 2018, there are no amounts due and payable under the Management Agreement.

Off-Balance Sheet Arrangements

As of August 31, 2018 and August 25, 2017, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

We believe the following critical accounting policies are the most significant to the presentation of our financial statements and they at times require the most difficult, subjective and complex estimates.

Revenue Recognition

Our product revenues are predominantly derived from the sale of solutions, including memory modules, Flash memory cards and solid state storage products, which we design and manufacture. We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Product revenue typically is recognized at the time of shipment or when the customer takes title to the goods. Amounts billed to customers related to shipping and handling are classified as sales, while costs incurred by us for shipping and handling are classified as cost of sales. Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenue.

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

A small portion of our product sales include extended warranty and on-site services, professional services, software and related support. We allocate consideration to each deliverable in an arrangement based on relative selling price. We determine selling price using vendor specific objective evidence (VSOE) if it exists, or otherwise we use best estimated selling price, determined as our best estimate of the price at which we would transact if we sold the deliverable regularly on a stand-alone basis. Our determination of best estimated selling price primarily involves the cost to produce the deliverable plus the anticipated margin.

Extended warranty and on-site services are deferred and recognized ratably over the contractual period. These service contracts are typically one to three years in length.  Professional consulting services revenue is recognized as the service is performed. Software support is recognized ratably over the support period.  Subscription revenue for access to our high performance computing environment is recognized based on usage.

The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Service revenue, net	$42,978	$36,843	$44,453
Cost of purchased materials - service (1)	1,013,393	864,256	1,390,624
Gross billings for services	1,056,371	901,099	1,435,077
Product net sales	1,245,843	724,448	489,970
Gross billings to customers	$2,302,214	$1,625,547	$1,925,047
Product net sales	$1,245,843	$724,448	$489,970
Service revenue, net	42,978	36,843	44,453
Net sales	$1,288,821	$761,291	$534,423

(1)	Represents cost of sales associated with service revenue reported on a net basis.

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product family. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. We adjust the carrying values to approximate the lower of our manufacturing cost or net realizable value. Inventory cost is determined on a specific identification basis and includes material, labor and manufacturing overhead. From time to time, our customers may request that we purchase and maintain significant inventory of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase or subsequent to purchase. Inventory levels may fluctuate based on inventory held under service arrangements. Our provisions for excess and obsolete inventory are also impacted by our arrangements with our customers and/or suppliers, including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers or suppliers are unwilling or unable to comply with any arrangements related to their purchase or sale of inventory, additional provisions may be required and would have a negative impact on our gross margins in that period. We have had material inventory write-downs in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs, and we may be required to do so from time to time in the future. Our inventory write-downs were $5.2 million, $2.8 million and $1.8 million for fiscal 2018, 2017 and 2016, respectively.

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

The calculation of our tax liabilities involves accounting for uncertainties in the application of complex tax rules, regulations and practices. We recognize benefits for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition of a benefit (or the absence of a liability) by determining if the weight of available evidence indicates that it is more likely than not that the position taken will be sustained upon audit, including resolution of related appeals or litigation processes, if any. If it is not, in our judgment, more likely than not that the position will be sustained, then we do not recognize any benefit for the position. If it is more likely than not that the position will be sustained, a second step in the process is required to estimate how much of the benefit we will ultimately receive. This second step requires that we estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts. We reevaluate these uncertain tax positions on a quarterly basis. The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $1.6 million as of August 31, 2018. This evaluation is based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, new facts, correspondence with tax authorities during the course of an audit, effective settlement of audit issues and commencement of new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Share-Based Compensation

We recognize compensation costs related to share-based awards granted to employees based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the share-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

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

We used the following assumptions to value options granted under the SGH Plan during fiscal 2018, 2017 and 2016:

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Stock options:
Expected term (years)	6.25	6.25	6.25
Expected volatility	39.00% - 46.27%	45.88% - 55.75%	49.46% - 54.38%
Risk-free interest rate	2.15% - 2.82%	1.89% - 2.03%	1.36% - 1.82%
Expected dividends	—	—	—

The following table sets forth our total share-based compensation expense during fiscal 2018, 2017 and 2016 (in thousands):

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Stock-based compensation expense by category (in thousands):
Cost of sales	$1,335	$636	$461
Research and development	1,460	655	725
Selling, general and administrative	7,763	4,073	2,686
Total	$10,558	$5,364	$3,872

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

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the reais. Approximately 62%, 52% and 46% of our net sales during fiscal 2018, 2017 and 2016, respectively, originated in reais. We present our combined financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our combined financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our consolidated statement of operations is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated statement of operations is also impacted by foreign currency gains and losses recorded in Other Income (Expense) arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During fiscal 2018, 2017 and 2016, we recorded ($13.2) million, $0.3 million and $1.1 million, respectively, of foreign exchange gains (losses).

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term and short-term debt, including the $208.5 million aggregate balance under the term loan under the Amended Credit Agreement, R$12.9 million (or $3.4 million) balance under the BNDES 2013 Credit Agreement and R$26.4 million (or $7.0 million) balance under the BNDES 2014 Credit Agreement, in each case as of August 31, 2018. Although we did not have any revolving balances outstanding as of August 31, 2018, the revolving facility under the Amended Credit Agreement provides for borrowings of up to $50 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the Amended Credit Agreement is fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $2.6 million per year.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplemental financial information required by this item are presented beginning on page F-1 in Part IV, Item 15 of this annual report on Form 10-K and are incorporated herein by reference, and the supplementary data required by this item is included in Note 15, Selected Quarterly Information, in our notes to consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that as of August 31, 2018, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of August 31, 2018.

On June 8, 2018, we completed the acquisition of Penguin Computing, Inc. (or Penguin) by entering into an Agreement and Plan of Merger to acquire 100% ownership of Penguin. For further discussion of the Penguin acquisition, refer to Item 8: “Financial Statements, Note 2: Business Combinations.” The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude Penguin from our assessment as of August 31, 2018. Penguin constituted 13% and 4% of our consolidated total assets and net sales as of and for the year ended August 31, 2018, respectively.

The effectiveness of our internal control over financial reporting as of August 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of SMART Global Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SMART Global Holdings, Inc. and subsidiaries (the “Company”) as of August 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 31, 2018 of the Company and our report dated October 29, 2018, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Penguin Computing, Inc., which was acquired on June 8, 2018 and whose financial statements constitute 13% of assets and 4% of net sales of the consolidated financial statement amounts as of and for the year ended August 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Penguin Computing, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

October 29, 2018

Item 9B. Other Information

None.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 31, 2018.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of SMART Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SMART Global Holdings, Inc. and subsidiaries (the "Company") as of August 31, 2018 and August 25, 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit), and cash flows for each of the three years in the period ended August 31, 2018, (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and August 25, 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 29, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

October 29, 2018

We have served as the Company's auditor since 2014.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	August 31,	August 25,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$31,375	$22,436
Accounts receivable, net of allowances of $225 and $314 as of August 31, 2018 and August 25, 2017, respectively	237,212	183,303
Inventories	221,419	127,135
Prepaid expenses and other current assets	32,043	14,115
Total current assets	522,049	346,989
Property and equipment, net	56,615	55,182
Other noncurrent assets	22,449	26,728
Intangible assets, net	26,255	5,107
Goodwill	45,394	46,022
Total assets	$672,762	$480,028
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$223,186	$189,717
Accrued liabilities	45,190	27,316
Current portion of long-term debt	27,409	22,841
Total current liabilities	295,785	239,874
Long-term debt	184,190	154,450
Other long-term liabilities	5,659	3,308
Total liabilities	$485,634	$397,632
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 22,480 and 21,666 as of August 31, 2018 and August 25, 2017, respectively	678	653
Additional paid-in capital	250,191	232,162
Accumulated other comprehensive loss	(175,995)	(143,210)
Retained earnings	112,254	(7,209)
Total shareholders’ equity	187,128	82,396
Total liabilities and shareholders’ equity	$672,762	$480,028

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Net sales (1)	$1,288,821	$761,291	$534,423
Cost of sales	997,235	599,041	427,491
Gross profit	291,586	162,250	106,932
Operating expenses:
Research and development	39,824	38,160	38,116
Selling, general, and administrative	84,541	66,759	57,495
Change in estimated fair value of acquisition-related contingent consideration	(3,000)	—	—
Management advisory fees	—	3,000	4,001
Restructuring charge	—	457	1,135
Total operating expenses	121,365	108,376	100,747
Income from operations	170,221	53,874	6,185
Interest expense, net	(19,144)	(29,204)	(25,575)
Other income (expense), net	(13,299)	(22,551)	1,874
Total other expense	(32,443)	(51,755)	(23,701)
Income (loss) before income taxes	137,778	2,119	(17,516)
Provision for income taxes	18,315	9,914	2,444
Net income (loss)	$119,463	$(7,795)	$(19,960)
Earnings per share:
Basic	$5.42	$(0.49)	$(1.44)
Diluted	$5.17	$(0.49)	$(1.44)
Shares used in computing earnings per share:
Basic	22,051	15,785	13,841
Diluted	23,119	15,785	13,841

(1)	Includes sales to affiliates of $133,552, $73,455 and $38,817 in fiscal 2018, 2017 and 2016, respectively (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Net income (loss)	$119,463	$(7,795)	$(19,960)
Other comprehensive income (loss):
Foreign currency translation	(32,785)	4,313	6,203
Comprehensive income (loss)	$86,678	$(3,482)	$(13,757)

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)

(Dollars and shares in thousands)

				Accumulated	Retained
			Additional	other	earnings	Total
	Ordinary shares		paid-in	comprehensive	(accumulated	shareholders’
	Shares	Amount	capital	loss	deficit)	equity (deficit)
Balances as of August 28, 2015	13,836	$415	$141,404	$(153,726)	$20,546	$8,639
Stock-based compensation expense	—	—	3,872	—	—	3,872
Issuance of ordinary shares from exercises	43	1	132	—	—	133
Issuance of ordinary shares from release of restricted stock units	1	—	—	—	—	—
Repurchase of ordinary shares	(11)	—	(124)	—	—	(124)
Foreign currency translation	—	—	—	6,203	—	6,203
Net loss	—	—	—	—	(19,960)	(19,960)
Balances as of August 26, 2016	13,869	416	145,284	(147,523)	586	(1,237)
Stock-based compensation expense	—	—	5,364	—	—	5,364
Issuance of ordinary shares from exercises	152	4	402	—	—	406
Issuance of ordinary shares from release of restricted stock units	117	4	(4)	—	—	—
Withholding tax on restricted stock units	(46)	—	(763)	—	—	(763)
Issuance of ordinary shares from initial public offering (IPO), net of issuance costs	6,095	183	60,584	—	—	60,767
Issuance of ordinary shares from exercise of warrants	1,537	46	(46)	—	—	—
Surrendered shares	(58)	—	—	—	—	—
Warrants issued in connection with debt	—	—	21,341	—	—	21,341
Foreign currency translation	—	—	—	4,313	—	4,313
Net loss	—	—	—	—	(7,795)	(7,795)
Balances as of August 25, 2017	21,666	653	232,162	(143,210)	(7,209)	82,396
Stock-based compensation expense	—	—	10,558	—	—	10,558
Issuance of ordinary shares from exercises	702	22	7,474	—	—	7,496
Issuance of ordinary shares from release of restricted stock units	112	3	(3)	—	—	—
Foreign currency translation	—	—	—	(32,785)	—	(32,785)
Net income	—	—	—	—	119,463	119,463
Balances as of August 31, 2018	22,480	$678	$250,191	$(175,995)	$112,254	$187,128

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$119,463	$(7,795)	$(19,960)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,182	33,238	31,480
Share-based compensation	10,558	5,364	3,872
Provision for doubtful accounts receivable	(86)	(51)	18
Deferred income tax benefit	(2,820)	(2,389)	(1,417)
(Gain) loss on disposal of property and equipment	691	352	(55)
Loss on extinguishment of debt	—	16,580	—
Loss on early repayment of debt	—	6,744	—
Amortization of debt discounts and issuance costs	2,972	8,231	4,696
Write-off of other assets	250	—	—
Change in fair value of contingent consideration	(3,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(55,297)	(40,426)	44,922
Inventories	(42,435)	(21,851)	31,326
Prepaid expenses and other assets	(8,736)	(58)	11,007
Accounts payable	17,548	(10,608)	(86,588)
Accrued expenses and other liabilities	2,617	11,736	(4,251)
Net cash provided by (used in) operating activities	67,907	(933)	15,050
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(25,738)	(18,678)	(13,844)
Restricted cash	—	—	194
Proceeds from sale of property and equipment	305	651	281
Acquisition of business, net of cash acquired	(42,316)	—	—
Net cash used in investing activities	(67,749)	(18,027)	(13,369)
Cash flows from financing activities:
Issuance of ordinary shares from initial public offering (IPO), net of underwriting commissions	—	63,507	—
Payment of costs related to IPO	(1,591)	(1,149)	—
Proceeds from issuance of long-term debt, net of costs paid	59,365	156,962	5,771
Fees paid for revolving line of credit financing	(768)	(3,167)	—
Payment for extinguishment of long-term debt	—	(151,946)	—
Early debt payment for long-term debt	—	(61,127)	—
Long-term debt payments	(24,269)	(19,698)	(16,694)
Proceeds from borrowings under revolving line of credit	429,395	457,750	279,200
Repayments of borrowings under revolving line of credit	(461,684)	(457,750)	(279,200)
Proceeds from issuance of ordinary shares from share option exercises	7,496	406	133
Tax payments due upon issuance of ordinary shares for release of restricted stock units	—	(763)	—
Repurchase of ordinary shares	—	—	(124)
Net cash provided by (used in) financing activities	7,944	(16,975)	(10,914)
Effect of exchange rate changes on cash and cash equivalents	837	(263)	(227)
Net increase (decrease) in cash and cash equivalents	8,939	(36,198)	(9,460)
Cash and cash equivalents at beginning of period	22,436	58,634	68,094
Cash and cash equivalents at end of period	$31,375	$22,436	$58,634
Supplemental disclosures of cash flow information:
Cash paid during the year:
Cash paid for interest	$15,291	$21,458	$22,413
Cash paid for income taxes, net of refunds	21,832	8,095	5,300
Noncash activities information:
Fair value of warrants issued	—	21,341	—
Capital expenditures included in accounts payable at period end	724	153	552
IPO costs included in accounts payable and accrued liabilities at period end	—	1,591	—
Unpaid debt fees related to term loan and revolver	178	768	—
Acquisition consideration held back to satisfy potential indemnification claims	3,479	—	—
Fair value of contingent consideration for acquisition of business	3,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2018, August 25, 2017 and August 26, 2016

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

The Company, through its subsidiaries, provides data compute and storage products and solutions sold primarily to original equipment manufacturers (OEMs) as well as end customers for enterprise applications.  The Company offers these solutions to customers worldwide and also offers custom supply chain services including procurement, logistics, inventory management, temporary warehousing, kitting and packaging services.

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

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. Fiscal 2018, 2017 and 2016 ended on August 31, 2018, August 25, 2017 and August 26, 2016, respectively, and included 53, 52, 52 weeks, respectively.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from the estimates made by management. Significant items subject to such estimates and assumptions include the useful lives of long-lived assets, the valuation of deferred tax assets, inventory and contingent consideration in business acquisitions, share-based compensation, the estimated net realizable value of Brazilian tax credits, income tax uncertainties and other contingencies.

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

A small portion of our product sales include extended warranty and on-site services, professional services, software and related support. We allocate consideration to each deliverable in an arrangement based on relative selling price. We determine selling price using vendor specific objective evidence (VSOE) if it exists, or otherwise we use best estimated selling price, determined as our best estimate of the price at which we would transact if we sold the deliverable regularly on a stand alone basis. Our determination of best estimated selling price primarily involves the cost to produce the deliverable plus the anticipated margin.

Extended warranty and on-site services are deferred and recognized ratably over the contractual period. These service contracts are typically one to three years in length.  Professional consulting services revenue is recognized as the service is performed. Software support is recognized ratably over the support period.  Subscription revenue for access to the Company’s high performance computing environment is recognized based on usage.

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Service revenue, net	$42,978	$36,843	$44,453
Cost of purchased materials - service (1)	1,013,393	864,256	1,390,624
Gross billings for services	1,056,371	901,099	1,435,077
Product net sales	1,245,843	724,448	489,970
Gross billings to customers	$2,302,214	$1,625,547	$1,925,047
Product net sales	$1,245,843	$724,448	$489,970
Service revenue, net	42,978	36,843	44,453
Net sales	$1,288,821	$761,291	$534,423

(1)	Represents cost of sales associated with service revenue reported on a net basis.
(e)	Cash and Cash Equivalents

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

The changes in the accounts receivable allowances and sales returns during fiscal 2018, 2017 and 2016 are as follows (in thousands):

Total
Balance as of August 28, 2015	$347
Charged to costs and other	215
Deductions	(334)
Balance as of August 26, 2016	228
Charged to costs and other	652
Deductions	(566)
Balance as of August 25, 2017	314
Charged to costs and other	220
Addition from business acquisition (see Note 2)	82
Deductions	(391)
Balance as of August 31, 2018	$225

(g)	Sales of Receivables

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

Since 2004, the Sao Paulo State tax authorities have granted SMART Brazil a tax benefit to defer and eventually eliminate the payment of ICMS levied on certain imports from independent suppliers. This benefit, known as an ICMS Special Regime, is subject to renewal every two years. When the then current ICMS Special Regime expired on March 31, 2010, SMART Brazil timely applied for a renewal of the benefit, however, the renewal was not granted until August 4, 2010.

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

As of August 31, 2018, the total ICMS tax credits reported on the Company’s accompanying consolidated balance sheet are R$45.3 million (or $12.1 million), of which (i) R$16.6 million (or $4.4 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$25.4 million (or $6.8 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$3.3 million (or $0.9 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.6 million or $0.2 million), and other noncurrent assets (R$2.7 million or $0.7 million). As of August 25, 2017, the total ICMS tax credits reported on the Company’s accompanying consolidated balance sheet are R$40.9 million (or $13.1 million), of which (i) R$38.4 million (or $12.3 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$2.5 million (or $0.8 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$1.9 million or $0.6 million), and other noncurrent assets (R$0.6 million or $0.2 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2019 through fiscal 2022. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.

In April and June 2016, the Company filed cases with the State of Sao Paulo tax authorities to seek approval to sell these excess ICMS credits. In December 2017, the Company obtained approval to sell R$31.6 million (or $8.4 million) of its ICMS credits. Once approved, sale of ICMS credits usually take several months to complete and typically incur a discount to the face amount of the credits sold, as well as fees for the arrangers of these sales which together aggregate 10% to 15% of the face amount of the credits being sold. Once the sale is complete, the tax authorities usually approve the transfer of credits in monthly installments and the proceeds resulting from the sale of the aforementioned credits shall be received by the Company accordingly. The Company has recorded valuation adjustments for the estimated discount and fees that the Company will need to offer in order to sell ICMS credits to other companies.

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

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. As of August 31, 2018 and August 25, 2017, the carrying value of goodwill on the Company’s consolidated balance sheet was $45.4 million and $46.0 million, respectively.

When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its carrying value. If the fair value of the reporting unit is determined to be more than its carrying value, no goodwill impairment is recognized. The excess of the fair value of the reporting unit over the fair value of assets less liabilities is the implied value of goodwill and is used to determine the amount of impairment.

All of the $45.4 million carrying value of goodwill on the Company’s consolidated balance sheet as of August 31, 2018 is associated with the Company’s three reporting units (Specialty Memory, Brazil and Penguin). No impairment of goodwill was recognized through August 31, 2018.

The changes in the carrying amount of goodwill during fiscal 2018 and 2017 are as follows (in thousands):

Total
Balance as of August 26, 2016	$44,976
Translation adjustments	1,046
Balance as of August 25, 2017	46,022
Addition from business acquisition (see Note 2)	4,575
Translation adjustments	(5,203)
Balance as of August 31, 2018	$45,394

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of August 31, 2018 and August 25, 2017 (dollars in thousands):

		August 31, 2018			August 25, 2017
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	5 - 7	$37,187	$(22,968)	$14,219	$26,971	$(22,844)	$4,127
Trademarks/tradename	7	12,200	(400)	11,800	—	—	—
Technology	4	5,150	(4,914)	236	4,900	(3,920)	980
Backlog	< 1	400	(400)	—	—	—	—
Total		$54,937	$(28,682)	$26,255	$31,871	$(26,764)	$5,107

Amortization expense related to intangible assets totaled approximately $6.1 million, $11.9 million and $13.4 million in fiscal 2018, 2017 and 2016, respectively. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Amortization of intangible assets classification (in thousands):
Cost of sales	$7	$—	$—
Research and development	987	4,897	4,897
Selling, general and administrative	5,136	7,042	8,471
Total	$6,130	$11,939	$13,368

Estimated amortization expense of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Amount
Fiscal year ending August:
2019	$3,905
2020	3,905
2021	3,905
2022	3,891
2023	3,843
2024 and thereafter	6,806
Total	$26,255

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized in fiscal 2018, 2017 and 2016.

(n)	Research and Development Expense

Research and development expenditures are expensed in the period incurred.

(o)	Restructuring Expense

In fiscal 2017 and 2016, the Company had multiple reductions-in-force in order to streamline operations and achieve operating efficiencies. During fiscal 2017, the Company recorded restructuring costs of $0.5 million for severance, severance-related benefits and building-related charges, of which $0.1 million was remaining to be paid as of August 25, 2017. During fiscal 2016, the Company recorded restructuring costs of $1.1 million for severance and severance-related benefits most of which was settled prior to August 26, 2016. For each fiscal 2017 and 2016, the reductions-in-force were completed by the end of the respective periods.

(p)	Income Taxes

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

(q)	Foreign Currency Translation

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

In fiscal 2018, 2017 and 2016, the Company recorded ($13.2) million, $0.3 million and 1.1 million, respectively, of foreign exchange gains (losses) primarily related to its Brazilian operating subsidiaries.

(r)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their statement of operations all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Stock-based compensation expense by category (in thousands):
Cost of sales	$1,335	$636	$461
Research and development	1,460	655	725
Selling, general and administrative	7,763	4,073	2,686
Total	$10,558	$5,364	$3,872

(s)	Loss Contingencies

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

(t)	Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under U.S. GAAP are excluded from net income (loss). For the Company, other comprehensive income (loss) generally consists of foreign currency translation adjustments.

(u)	Concentration of Credit and Supplier Risk

The Company’s concentration of credit risk consists principally of cash and cash equivalents and accounts receivable. The Company’s revenues and related accounts receivable reflect a concentration of activity with certain customers (see Note 12). The Company does not require collateral or other security to support accounts receivable. The Company performs periodic credit evaluations of its customers to minimize collection risk on accounts receivable and maintains allowances for potentially uncollectible accounts.

The Company relies on three suppliers for the majority of its raw materials. At August 31, 2018 and August 25, 2017, the Company owed these three suppliers $138.4 million and $141.4 million, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases from these suppliers in fiscal 2018, 2017 and 2016 were $1.5 billion, $1.0 billion and $1.0 billion, respectively.

(v)	New Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends ASC 740, Income Taxes, to provide guidance on accounting for tax effects of the Tax cuts and Jobs Act (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Company has applied the guidance in ASU 2018-05, see Note 6, Income Taxes, for further disclosure.

In February 2018, the FASB issued, ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income. The new guidance allows companies to reclassify stranded tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election.  The Company is required to adopt the guidance in the first quarter of fiscal 2020. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments to its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 will be effective for the Company in the first quarter of fiscal 2019 on a retrospective basis, and early adoption is permitted. The Company had $5.9 million of restricted cash at August 31, 2018 which is classified as noncurrent assets in the accompanying consolidated financial statements. The restricted cash was returned to the Company in the first quarter of fiscal 2019.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning on September 1, 2019 and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  Although the Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and related disclosures, as disclosed in Note 10(a), the Company has over $18.4 million in lease commitments at August 31, 2018 and believes that the adoption will have a material impact to the consolidated financial statements.

In May 2014, the FASB issued a new standard, ASU No. 2014-09, Revenue from Contracts with Customers, as amended, which will supersede nearly all existing revenue recognition guidance. Under ASU 2014-09, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for those goods or services. ASU No. 2014-09 defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The FASB has issued several amendments to the new standard, including clarification on identifying performance obligations. The amendments include ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. The Company will adopt the new standard effective September 1, 2018 using the modified retrospective approach. While the Company is finalizing the assessment of the impact of adoption, it currently anticipates the cumulative effect amount to be less than a $2.0 million increase to retained earnings related to the difference in timing of revenue recognition.

The Company has completed its assessment and implemented policies, processes, and controls to support the standard measurement and disclosure requirements. Under ASC 606, the Company will recognize a change to the timing of revenue recognition in two areas. The first relates to customized product sales orders deemed not cancellable and nonrefundable (NCNR). Under current accounting standards, the Company recognizes revenue and costs related to these sales when products are shipped or delivered to the customers based on the terms of the purchase orders and sales agreements. Under ASC 606, the terms within the NCNR sales orders that provide the Company with a legally enforceable right to receive payment for performance completed to date will affect the timing of revenue recognition. Accordingly, the Company will recognize revenue over time as customized products listed within the NCNR orders are completed.

The second change for the Company under ASC 606 relates to the timing of revenue recognition for customized product sales with terms that require the customer to purchase 100% of all parts built to fulfill the customers forecast. Under current accounting standards, the Company recognizes revenue and costs related to these sales when products are shipped or delivered to the end-customers based on the terms of the purchase orders and sales agreements. Under ASC 606, the Company will recognize revenue when control of the underlying asset(s) has passed to the customer. For these sales, control passes when the Company has made these products available to the customer and under the terms of the agreement cannot repurpose them without the customer’s express consent.  Accordingly, the Company will recognize revenue at the point in time when products made to the customer’s forecast are completed and made available to the customer.

We incur certain incremental costs to obtain contracts with customers, primarily in the form of sales commission. As the amortization period is generally one year or less, we have elected to apply the practical expedient and recognize the related commission expense as incurred.

(w)	Subsequent events

On October 2, 2018, after the date of the balance sheet, SMART Worldwide, Global, SMART Modular Technologies (Global), Inc. (Global) and SMART Modular Technologies, Inc. (SMART Modular) entered into the Second Amendment (the Second Amendment) to the Amended Credit Agreement (as defined in Note 7) which did not become effective until October 25, 2018. As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to make repayments of principal under the Initial Term Loans and the Incremental Term Loans (as defined in Note 7) at any time with respect to fiscal 2019. In addition, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019.

SMART Brazil entered into a guarantee arrangement with Banco Votorantim S.A. which bank in turn replaced the guarantees of the BNDES Agreements (as defined in Note 7) previously issued by Itaú Bank. Itaú Bank approved the guarantee arrangements and returned R$22.0 million (or $5.9 million) of committed balances to SMART Brazil in the first quarter of fiscal 2019.

(2)	Business Acquisitions

On June 8, 2018, SMART Global Holdings entered into an Agreement and Plan of Merger (the Penguin Merger Agreement), by and among SMART Global Holdings, Glacier Acquisition Sub, Inc., a Delaware corporation and a wholly-owned indirect subsidiary of the SMART Global Holdings (Merger Sub), Penguin Computing, Inc., a California corporation (Penguin) and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the representative of the holders of the securities of Penguin. Pursuant to the Penguin Merger Agreement, on June 8, 2018, Merger Sub was merged with and into Penguin, with Penguin surviving as a wholly-owned indirect subsidiary of SMART Global Holdings (the Penguin Merger). SMART Global Holdings through one or more subsidiaries, paid the Penguin equityholders approximately $45 million at closing and assumed approximately $32.3 million of Penguin’s outstanding indebtedness. SMART Global Holdings financed the acquisition with net proceeds of $60.0 million from the Incremental Amendment. Pursuant to the Penguin Merger Agreement, the former equityholders of Penguin are also entitled to potential cash earn-out payments, up to $25.0 million based on Penguin’s achievement of specified gross profit levels through December 31, 2018. SMART Global Holdings deposited $6.0 million of the purchase price into escrow as security for Penguin’s indemnification obligations during the escrow period of one year. SMART Global Holdings also deposited $2.0 million of the purchase price into escrow as security for customary post-closing adjustments to the purchase price.

Under the acquisition method of accounting, the assets acquired and liabilities assumed of Penguin were recorded as of the acquisition date at their respective fair values. The reported consolidated financial condition after completion of the acquisition reflects these fair values. Penguin’s results of operations are included in the consolidated financial statements from the date of acquisition.

The initial fair value of contingent consideration was estimated at the date of acquisition to be $3.0 million, which was recorded as a current liability. The Company determined the fair value of the obligations to pay contingent consideration using a real options technique which incorporates various estimates, including projected gross profit for the period, a volatility factor applied to gross profit based on year-on-year growth in gross profit of comparable companies, discount rates and the estimated amount of time until final payment is made. This fair value measurement is based on significant inputs not observable in the market, which ASU 820-10-35 refers to as Level 3 inputs. The resulting probability-weighted cash flows were discounted using the US Information Technology B Corporate Bond Yields of 4.06%, which is representative of a market participant assumption.

Subsequent to the acquisition date, the Company adjusted the contingent consideration to its current fair value with such changes recognized in income from operations. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the gross profit target. As of August 31, 2018, the fair value of the contingent consideration was $0.

A reconciliation of net cash exchanged in accordance with the purchase agreement to the total purchase price as of the closing date of the merger, June 8, 2018, is presented below (in thousands):

Net cash for merger	$42,316
Cash and cash equivalents acquired	2,769
Upfront payment in accordance with agreement	45,085
Post closing adjustments in accordance with agreement	(3,479)
Total consideration	41,606
Estimated fair value of contingent consideration	3,000
Total purchase price	$44,606

The assets acquired and liabilities assumed at the acquisition date are based upon their respective fair values summarized below (in thousands):

Tangible assets acquired	$84,707
Liabilities assumed	(72,226)
Identifiable intangible assets	27,550
Goodwill	4,575
Total net assets acquired	$44,606

Asset categories acquired included working capital, fixed assets, and identified intangible assets. The intangible assets are as follows (in thousands):

	Amount	Estimated Useful Life (in years)
Customer relationships	$14,700	7 years
Trade name	12,200	7 years
Technology	250	4 years
Existing order backlog	400	< 1 year
	$27,550

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the Penguin Merger has been recorded as a noncurrent asset and is not amortized, but is subject to an annual review for impairment. Factors that contributed to the recognition of goodwill include the broader reach and capabilities of the Company into new technologies, markets and channels that leverage its existing products and services. Penguin brings an outstanding customer base, solid products and strong supplier relationships to the Company in the specialty compute, storage and networking markets. Conversely, Penguin will have substantially improved access to capital to drive additional investment in, and further development and growth of its product and services.

As part of the Penguin Merger, the Company recorded a net deferred tax liability of $1.6 million. This amount was primarily comprised of $7.9 million related to non-goodwill intangible assets and other fair market value adjustments, offset by net deferred tax assets including acquired net operating losses and research credit carryovers totaling $6.3 million.

Due to the timing of acquisition, the total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed based on a preliminary valuation analysis. These preliminary values may change in future reporting periods upon finalization of the valuation and net working capital adjustment, which will occur no later than the third quarter of fiscal 2019. During the year ended August 31, 2018, the Company incurred certain costs related to the merger, which are included in selling, general and administrative expense on the statement of operations. Merger-related costs include the following (in thousands):

August 31, 2018
Professional fees	$2,254
Employee retention bonuses	1,181
$3,435

For the period of June 8, 2018 (date of acquisition) to August 31, 2018, total revenues and net loss for Penguin amounted to $52.5 million and $0.7 million, respectively.

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents our combined results of operations as if the acquisition of Penguin and the related issuance of our Incremental Facility Agreement had occurred on August 27, 2016. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition been completed on August 27, 2016. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company. The actual results may differ significantly from the pro forma results presented here due to many factors.

(In thousands, except per share data)	Fiscal 2018	Fiscal 2017
Total net sales	$1,437,963	$909,022
Net income (loss)	$116,787	$(14,268)
Earnings per share:
Basic	$5.30	$(0.90)
Diluted	$5.05	$(0.90)

The unaudited pro forma financial information above reflects the following material adjustments:

•	Incremental amortization expense related to the estimated fair value of identifiable intangible assets from the purchase price allocation.
•	Incremental interest expense and amortization of debt issuance costs related to our Incremental Facility Agreement (as defined in Note 7).
•	The adjustments to income tax expense as a result of the consolidation and pro forma adjustments.

(3)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Affiliates:
Net sales	$133,552	$73,455	$38,817
Expenses:
Management advisory fees	$—	$3,000	$4,001

As of August 31, 2018 and August 25, 2017, amounts due from these affiliates were $11.7 million and $8.7 million, respectively.

Management advisory fees represent fees paid to entities affiliated with Silver Lake pursuant to a management agreement that was terminated upon closing of the Company’s initial public offering on May 30, 2017 (the IPO). There was no balance due under this agreement as of August 31, 2018 and August 25, 2017.

(4)	Accounts Receivable Purchasing Facility

In May 2012, SMART Modular and SMART Modular Technologies (Europe) Limited (collectively, for this footnote only, Sellers), both wholly owned subsidiaries of the Company, entered into a Receivables Purchasing Agreement (as amended, the RPA) with Wells Fargo Bank, N.A. (Wells Fargo). Under the RPA, the Sellers could offer to sell to Wells Fargo certain Eligible Receivables (as defined in the RPA) due from certain designated customers, and Wells Fargo had the right to purchase Eligible Receivables offered for sale by Sellers. The maximum amount of Eligible Receivables that Wells Fargo could purchase was capped based upon the aggregate outstanding balances of purchased receivables which maximum was set at $50 million with sublimits assigned to each of Sellers’ customers that were approved for the program. Wells Fargo had no obligation to purchase any Eligible Receivables under the RPA. All purchases of Eligible Receivables are at a discount equal to a 2-month LIBOR plus 2.75% annual discount margin, calculated on a daily basis for the number of days between the payment of the purchase price by Wells Fargo to the Sellers and the actual collection of the Eligible Receivables by Wells Fargo from the account debtor. Purchases were also subject to a 95% advance rate with the 5% being reimbursed to the Sellers upon collection by Wells Fargo from the account debtor. Under the terms of the RPA, Sellers retained limited recourse for product warranties and commercial disputes and Wells Fargo would bear the full risk of insolvency and collectability. Sellers were appointed as the agent of Wells Fargo to perform collection services. The RPA was not a committed facility and could be terminated by either party upon 30 days’ notice. The RPA had standard representations and warranties, including for the validity and collectability of the Eligible Receivables, and various negative and affirmative covenants that are typical for arrangements of this nature. The obligations of the Sellers were jointly and severally guaranteed by SMART Worldwide and Global. Financing under this receivables purchase program qualified for off-balance sheet financing as the transfer of receivables to Wells Fargo represented a true-sale. The RPA was terminated effective June 30, 2017.

In fiscal 2017, the Sellers sold $166.2 million of accounts receivables under the RPA. There were no outstanding balance of receivables sold and not yet collected as of August 25, 2017. Total interest expense fees paid in 2017 and 2016 was $0.7 million and $1.8 million, respectively.

(5)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	August 31,	August 25,
	2018	2017
Raw materials	$105,017	$42,255
Work in process	35,977	22,965
Finished goods	80,425	61,915
Total inventories*	$221,419	$127,135

*	As of August 31, 2018 and August 25, 2017, 22% and 34%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	August 31,	August 25,
	2018	2017
Indemnification claims receivable*	$8,000	$—
Unbilled service receivables	5,361	4,280
Prepaid ICMS taxes in Brazil**	4,593	—
Prepaid R&D expenses	2,590	3,194
Prepayment for VAT and other transaction taxes	2,557	1,890
Prepaid income taxes	1,697	1,023
Revolver debt fees	952	970
Other prepaid expenses and other current assets	6,293	2,758
Total prepaid expenses and other current assets	$32,043	$14,115

*	See Note 2.
**	See Note 1(i).

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	August 31,	August 25,
	2018	2017
Office furniture, software, computers and equipment	$21,267	$17,134
Manufacturing equipment	97,192	96,318
Leasehold improvements*	24,011	24,302
	142,470	137,754
Less accumulated depreciation and amortization	85,855	82,572
Net property and equipment	$56,615	$55,182

*	Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment was approximately $20.0 million, $21.3 million and $18.1 million in fiscal 2018, 2017 and 2016, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	August 31,	August 25,
	2018	2017
Prepaid ICMS taxes in Brazil*	$7,483	$12,253
Restricted cash	5,859	7,027
Deferred tax assets	2,430	2,098
Prepaid R&D expense	2,218	333
Revolver debt fees	1,383	2,334
Tax receivable	1,237	1,223
Other	1,839	1,460
Total other noncurrent assets	$22,449	$26,728

*	See Note 1(i)

Accrued Liabilities

Accrued liabilities consisted of (in thousands):

	August 31,	August 25,
	2018	2017
Accrued employee compensation	$19,501	$17,426
Deferred revenue	8,292	—
Indemnification claims liability	4,521	—
VAT and other transaction taxes payable	3,037	1,314
Accrued interest payable	2,457	681
Income taxes payable	2,242	2,459
Accrued warranty reserve	856	275
Accrued credits payable to customers	379	2,296
Other accrued liabilities	3,905	2,865
Total accrued liabilities	$45,190	$27,316

(6)	Income Taxes

Income (loss) before provision for income taxes for all annual periods presented consisted of the following (in thousands):

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
U.S.	$(7,918)	$(8,352)	$(5,545)
Non-U.S.	145,696	10,471	(11,971)
Total	$137,778	$2,119	$(17,516)

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Current:
Federal	$—	$(79)	$3
State	19	(461)	50
Other foreign	21,688	12,616	3,678
	21,707	12,076	3,731
Deferred:
Federal and state	(1,661)	—	—
Other foreign	(1,731)	(2,162)	(1,287)
	(3,392)	(2,162)	(1,287)
Total income tax provision	$18,315	$9,914	$2,444

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

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Statutory tax benefit rate	25.8%	35.0%	35.0%
Foreign income taxes at different rates	(16.2)	312.1	(37.5)
State income tax, net of federal tax benefit	3.5	(23.8)	(0.2)
Tax on uncertain tax positions	—	21.8	0.3
Change in valuation allowance	(9.7)	68.1	(9.7)
Non-deductible expenses	(1.4)	56.0	—
Change in U.S. federal tax rate	11.4	—	—
Other - net	(0.1)	(1.5)	(1.8)
Effective income tax rate	13.3%	467.7%	(13.9%)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	August 31,	August 25,
	2018	2017
Deferred tax assets:
Accruals and allowances	$4,002	$2,243
Share-based compensation	5,155	9,258
Research and other tax credits carryforwards	1,625	925
Property and equipment	721	1,901
Net operating loss carryforwards	29,563	33,417
Deferred tax assets	41,066	47,744
Valuation allowance	(32,497)	(45,534)
Deferred tax assets after valuation allowance	8,569	2,210
Deferred tax liabilities:
Purchase accounting intangibles	(6,432)	(1,598)
Net deferred tax liabilities	(6,432)	(1,598)
Net deferred tax assets	$2,137	$612

The Company records its deferred tax assets within other long term assets on the consolidated balance sheets as of August 31, 2018 and August 25, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (P.L. 115-97) (TCJA) was signed into law.  Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax asset during the year ended August 31, 2018. The Company estimates the reduction in the value of our net deferred tax asset of approximately $15.7 million, which will be offset by the change in valuation allowance of $15.7 million. TCJA also repealed the corporate AMT for tax years beginning after December 31, 2017, and provides that existing AMT credit carryovers are refundable in tax years beginning after December 31, 2017. The Company has approximately $0.3 million of AMT credit carryovers that are expected to be fully refunded between 2019 and 2022. This amount is recorded as a long term tax receivable within other long term assets on the consolidated balance sheet as of August 31, 2018. The Company does not expect that the Act will have a significant impact on the results of operations.

In connection with the Company's acquisition of Penguin during fiscal 2018, deferred tax liabilities were established on the acquired identifiable intangible assets. These deferred tax liabilities exceeded the acquired deferred tax assets by $1.6 million and created additional sources of income to realize a tax benefit for the Company's deferred tax assets. As such, authoritative guidance requires the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition be recorded in the acquiring company's financial statements outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company's deferred tax assets was released and resulted in an income tax benefit of $1.6 million.

As of August 31, 2018, the Company had U.S. (federal) and California (state) net operating loss carryforwards of approximately $131.1 million and $70.0 million, respectively. The federal net operating loss carryforwards will expire in fiscal 2023 through fiscal 2038, if not utilized, and the California net operating loss carryforwards will expire in fiscal 2019 through fiscal 2038, both in varying amounts. In addition, the Company has U,S, (federal) and California (state) tax credit carryforwards of approximately $1.0 million and $0.8 million, respectively. These federal and California carryforwards are subject to an annual limitation, under the provisions of Section 382 of the Internal Revenue Code of 1986. Section 382 provides an annual limitation on net operating loss carryforwards following an ownership change. Any unused annual limitation is carried forward and added to the limitation in the subsequent year. In addition to other potential limitations, approximately $14.8 million and $4.6 million of acquired federal and state loss carryovers and $0.2 million and $0.5 million of acquired federal and state credit carryovers are subject to these limitations.

The valuation allowance on deferred tax assets, primarily related to U.S. net operating loss carry forwards and tax credit carryforwards, was $32.5 million and $45.5 million as of August 31, 2018 and August 25, 2017, respectively. The decrease in valuation allowance of $13.0 million is primarily attributable to the increase in TCJA corporate rate reduction and future reversals of acquired taxable temporary differences. We intend to maintain a valuation allowance until sufficient positive evidence exists to support the realization of such deferred tax assets.

Provisions have been made for deferred income taxes on undistributed earnings of foreign subsidiaries to the extent that dividend payments by such foreign subsidiaries are expected to result in additional tax liability. The undistributed foreign earnings of approximately $229.4 million would not be included in U.S. taxable income because the U.S. subsidiaries are not direct or indirect shareholders of these foreign subsidiaries. The Company, a Cayman Islands entity, is the indirect holding company for which the Cayman Islands do not assess income taxes. The undistributed foreign earnings would incur an insignificant amount of foreign country withholding taxes if it were to be distributed to the Company due to foreign tax laws and rulings.

The Company’s Malaysia subsidiary, SMART Modular Technologies Sdn. Bhd. (SMART Malaysia), has been approved for tax holidays for the operations of its Pioneer business and Global Supply Chain (GSC) business. Both tax holidays are effective for five years. The Pioneer tax holiday commenced on January 1, 2014 and will expire on December 31, 2018. The GSC tax holiday commenced on September 1, 2013 and expired on August 31, 2018. The Malaysian tax holidays are subject to certain conditions, with which SMART Malaysia has complied for all applicable periods in fiscal 2018, 2017 and 2016. The net impact of these tax holidays in Malaysia, as compared to the Malaysia statutory tax rate, was to decrease income tax expense by approximately $9.1 million ($0.39 per share), $6.1 million ($0.39 per share) and $4.9 million ($0.36 per share) in fiscal 2018, 2017 and 2016, respectively. The Company has received approvals for a continuation of these tax incentives beyond calendar 2018, subject to certain operating conditions. The impact of these tax incentives will be recorded in the period in which they become effective.

Effective February 1, 2011, SMART Brazil began to participate in PADIS. This program is specifically designed to promote the development of the local semiconductor industry. The Brazilian government has approved multiple applications for different products by SMART Brazil for certain beneficial tax treatment under the PADIS incentive. This beneficial tax treatment includes a reduction in the Brazil statutory income tax rate from 34% to 9% on taxable income for the Brazilian semiconductor operations of SMART Brazil. The net impact of the PADIS beneficial tax treatment, as compared to the Brazilian statutory tax rate, was to decrease income tax expense by approximately $30.5 million ($1.32 per share), $10.4 million ($0.66 per share) and $0.7 million ($0.06 per share) for fiscal 2018, 2017 and 2016, respectively. In order to receive the expected benefits, SMART Brazil is required to invest 4% of its net semiconductor sales in research and development (R&D) activities each calendar year, which is the measurement period. In May 2014, the R&D investment requirement was reduced to 3% for calendar years 2014 and 2015. SMART Brazil fulfilled this R&D investment requirement in calendar year 2016 and 2017 and expects to fulfill this R&D requirement in calendar year 2018.

The total gross amount of unrecognized tax benefits was approximately $16.5 million and $15.7 million as of August 31, 2018 and August 25, 2017, respectively. The Company records interest and penalties on unrecognized tax benefits as income tax expense. The balance of accrued interest and penalties on unrecognized tax benefits was $0.3 million as of both August 31, 2018 and August 25, 2017. As of August 31, 2018, changes to our uncertain tax positions in the next twelve months that are reasonably possible are not expected to have a significant impact on our financial position or results of operations.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

	August 31,	August 25,
	2018	2017
Unrecognized tax benefits, beginning of period	$15,715	$15,333
Tax positions taken in prior periods:
Gross increases	329	246
Gross decreases	—	—
Tax positions taken in current period:
Gross increases	489	700
Settlements	(19)	(564)
Unrecognized tax benefits, end of period	$16,514	$15,715

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized is $1.6 million and $1.5 million for fiscal 2018 and 2017, respectively.

The Company’s U.S. subsidiaries file federal and state income/franchise tax returns in the United States. The tax periods ended August 2013 through August 2017 remain open to federal income tax examination. Generally, in the major state jurisdictions, the tax periods ended August 2012 through August 2017 remain open to state income/franchise tax examination. In addition, any prior year that generated a net operating loss or tax credit carryforward available for use in the taxable periods ending after August 2012 and August 2011 for federal and state income/franchise taxes, respectively, remains open to income tax examination to the extent of such net operating loss carryforward.

The Company’s non-U.S. subsidiaries file income tax returns in various non-U.S. jurisdictions, including Malaysia, Brazil, Luxembourg, United Kingdom, Hong Kong, South Korea, Taiwan, Singapore and Italy. The years that are open for examination by the tax authorities of these jurisdictions vary by country. The earliest year open for examination is the fiscal year ended 2003 in the U.S. and the fiscal year ended August 2010 for any non-U.S. subsidiary (SMART Malaysia).

(7)	Long-Term Debt

Senior Secured Credit Agreement

On August 9, 2017, SMART Worldwide, Global, and SMART Modular entered into a Second Amended and Restated Credit Agreement (together with all related documents, as amended from time to time including as amended by the Incremental Amendment as defined below, the Amended Credit Agreement) with certain lenders which amended and restated that certain Amended and Restated Credit Agreement dated as of November 5, 2016 (the ARCA), which had amended and restated that certain Credit Agreement dated as of August 26, 2011 (the Original Credit Agreement). The Company’s subsidiaries named as borrowers in the Amended Credit Agreement and certain other subsidiaries that entered into a guarantee with respect to the Amended Credit Agreement including Penguin, are collectively referred to as the Loan Parties and together with SMART Malaysia, the Credit Group. The Amended Credit Agreement provides for $165 million of initial term loans (the Initial Term Loans) with a maturity date of August 9, 2022, and $50 million of revolving loans with a maturity date of February 9, 2021 (the Initial Revolver Maturity Date) which revolving loan maturity date automatically extends to February 9, 2022 if the total leverage ratio of the Credit Group is less than 3.0:1.0 on the Initial Revolver Maturity Date. SMART Global Holding is not a party to the Amended Credit Agreement.

On June 8, 2018, SMART Worldwide, Global and SMART Modular entered into an Incremental Facility Agreement (the Incremental Amendment) which provided for incremental term loans under the Amended Credit Agreement in the aggregate amount of $60 million (the Incremental Term Loans) which Incremental Term Loans are on substantially identical terms as the Initial Term Loans. Pursuant to the Incremental Amendment, the borrowers agreed to pay the structuring advisor a $0.6 million fee pursuant to a separate agreement.

The Amended Credit Agreement is jointly and severally guaranteed on a senior basis by certain subsidiaries of Global (excluding, among other subsidiaries, SMART Malaysia). In addition, the Amended Credit Agreement is secured by a pledge of the capital stock of, or equity interests in, most of the subsidiaries of SMART Worldwide (including, without limitation, SMART Malaysia and Penguin) and by substantially all of the assets of the subsidiaries of SMART Worldwide, excluding the assets of SMART Malaysia and certain other subsidiaries.

Covenants. The Amended Credit Agreement contains various representations and warranties and affirmative and negative covenants that are usual and customary for loans of this nature including, among other things, limitations on the Credit Group’s ability to engage in certain transactions, incur debt, pay dividends, and make investments. The Amended Credit Agreement also requires that the Credit Group maintain a Secured Leverage Ratio not in excess of 3.5:1.0 as of the end of each fiscal quarter (commencing with the fiscal quarter ending November 24, 2017) and puts restrictions on the Credit Group’s ability to retain cash proceeds from the sale of certain assets with net proceeds in excess of $2 million, subject to customary six-month reinvestment rights. The Incremental Amendment prohibited the Credit Group from increasing the borrowings under the Penguin Credit Facility, as defined below, after the Penguin acquisition and required the Credit Group to maintain a minimum amount of liquidity until the Credit Group repaid the Penguin Credit Facility which the Credit Group was required to do within 60 days (or such longer period as agreed to by the Administrative Agent) after the Penguin acquisition. The Incremental Amendment also required the Credit Group to pledge as collateral, all of the capital stock of and substantially all of the assets of Penguin within 60 days after the closing of the Penguin acquisition.

Interest and Interest Rates. Loans under the Amended Credit Agreement accrue interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings is 6.25% and with respect to base rate borrowings is 5.25%. The interest rate on the Initial Term Loans was 8.6%, 7.57% and 8.25% as of August 31, 2018, August 25, 2017 and August 26, 2016, respectively. The interest rate on the Incremental Term Loans was 8.58% as of August 31, 2018.

The applicable margin for revolving loans adjusts every quarter based on the Secured Leverage Ratio for the most recent fiscal quarter with the applicable margin for revolving loans with respect to LIBOR borrowings ranging from 3.75% to 4.00% and the applicable margin for revolving loans with respect to base rate borrowings ranging from 2.75% to 3.00%. Prior to November 5, 2016, the effective date of the ARCA, the applicable margin was adjusted based on the Secured Net Leverage Ratio.

Interest on base rate loans is payable on the last day of each calendar quarter. Interest on LIBOR-based loans is payable every one, two, three, six, nine or twelve months after the date of each borrowing, dependent on the particular interest rate period selected with respect to such borrowing.

Principal Payments. The Amended Credit Agreement requires quarterly repayments of principal under the Initial Term Loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter and, commencing on November 30, 2018, quarterly repayments of principal under the Incremental Term Loans equal to 2.5% of $60 million, or $1.5 million per fiscal quarter. During fiscal 2018 and 2017, the borrowers made scheduled principal payments of $16.5 million and $11.6 million, respectively.

Prepayments . The borrowers have the right at any time to make optional prepayments of the principal amounts outstanding under the Amended Credit Agreement provided that prepayments of principal which are voluntary or are made in connection with certain transactions will be subject to prepayment premiums of 3%, 2% and 1% during the first, second and third years, respectively, after the effective date of the Amended Credit Agreement; provided that such prepayment premiums were not applicable to prepayments of the Incremental Term Loans during the two months following the closing of the Penguin acquisition.

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

No mandatory prepayments were required for fiscal 2018 or 2017.

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

Under the terms of the ARCA, the maturity date of the term loans and the revolving loans was extended from August 26, 2017 to August 26, 2019. If there were balances still outstanding on the original term loans at the one year anniversary of the Amendment 4 Effective Date, the borrowers would have been obligated to pay an additional fee to the term lenders of $5 million in cash. In addition, the ARCA increased the quarterly scheduled principal payments of term loans to $3.9 million per quarter to be paid on the last day of each fiscal quarter starting November 25, 2016. Under the ARCA, early mandatory repayments of principle were applied in the reverse order of maturity.

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

As of August 31, 2018, the outstanding principal balance of all term loans under the Amended Credit Agreement was $208.5 million and there were no outstanding revolving loans. As of August 25, 2017, the outstanding principal balance of term loans under the credit agreement then in effect was $165.0 million and there were no outstanding revolving loans. The fair value of the term loans as of August 31, 2018 and August 25, 2017 was estimated to be approximately $207.5 million and $164.2 million, respectively. As of August 31, 2018 and August 25, 2017, since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

On October 2, 2018, after the date of the balance sheet, SMART Worldwide, Global and SMART Modular entered into the Second Amendment to the Amended Credit Agreement (the Second Amendment) which did not become effective until October 25, 2018. As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to make repayments of principal under the Initial Term Loans and the Incremental Term Loans at any time with respect to fiscal 2019. In addition, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019.

Penguin Credit Agreement

On June 8, 2018 in connection with the Penguin acquisition, the Company assumed the outstanding balances due under that certain credit agreement dated January 8, 2018 between Penguin and Wells Fargo Capital Finance, LLC (the Penguin Credit Facility) which had an outstanding balance of $32.3 million as of June 8, 2018. In addition, on June 8, 2018, SMART Global Holdings entered into a guarantee with Wells Fargo Capital Finance, LLC (WFCF) whereby SMART Global Holdings guaranteed the repayment and full performance of Penguin under the Penguin Credit Facility. As required under the Incremental Amendment, the Company paid off the outstanding balance under the Penguin Credit Facility in August 2018.

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES (such loan the BNDES 2013 Credit Agreement). Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $13.5 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. SMART Brazil’s obligations under the BNDES 2013 Credit Agreement were guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement. As of August 31, 2018, the committed amount was R$6.0 million (or $1.6 million), which is shown on the Company’s consolidated balance sheets as restricted cash in other noncurrent assets.

Approximately half of the available debt under the BNDES 2013 Credit Agreement accrues interest at a fixed rate while the other half accrues interest at a floating rate. The facility under the BNDES 2013 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment being due on July 15, 2019.

As of August 31, 2018, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$12.9 million (or $3.4 million), of which R$6.3 million (or $1.7 million) accrues interest at the fixed rate of 3.5% and R$6.6 million (or $1.7 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum. As of August 25, 2017, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$25.6 million (or $8.2 million), of which R$12.6 million (or $4.0 million) accrues interest at the fixed rate of 3.5% and R$13.0 million (or $4.2 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $14.1 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

SMART Brazil’s obligations under the BNDES 2014 Credit Agreement were also guaranteed by Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 30.31% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2014 Credit Agreement, or approximately R$16.0 million (or $4.3 million) of required cash balances, which is shown on the Company’s consolidated balance sheets as restricted cash in other noncurrent assets.

The available debt under the BNDES 2014 Credit Agreement accrues interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal payment being due on July 15, 2020.

In July 2018, SMART Brazil entered into guarantee arrangements with Banco Votorantim S.A. which bank in turn replaced the guarantees of the BNDES Agreements previously issued by Itaú Bank.  Itaú Bank approved the guarantee arrangements and returned R$22.0 million (or $5.9 million) of committed balances to SMART Brazil in the first quarter of fiscal 2019.

As of August 31, 2018 and August 25, 2017, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was R$26.4 million (or $7.0 million) and R$39.6 million (or $12.6 million), respectively.

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

The fair value of amounts outstanding under the BNDES Agreements as of August 31, 2018 and August 25, 2017 was estimated to be approximately $9.4 million and $16.9 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

The Amended Credit agreement and the BNDES Agreements are classified as follows in the accompanying consolidating balance sheets (in thousands):

	August 31,	August 25,
	2018	2017
Term loan	$208,500	$165,000
BNDES 2013 principal balance	3,422	8,185
BNDES 2014 principal balance	7,030	12,647
Unamortized debt discount	(2,520)	(3,267)
Unamortized debt issuance costs	(4,833)	(5,274)
Net amount	211,599	177,291
Current portion of long-term debt	(27,409)	(22,841)
Long-term debt	$184,190	$154,450

The future minimum principal payments under the Amended Credit Agreement and the BNDES Agreements as of August 31, 2018 are (in thousands):

	Amended
	Credit
	Agreement(1)	BNDES	TOTAL
Fiscal year ending August:
2019	$22,500	$6,937	$29,437
2020	22,500	3,515	26,015
2021	22,500	—	22,500
2022	141,000	—	141,000
Total	$208,500	$10,452	$218,952

(1)	The borrowers were granted, subsequent to year-end, a holiday from the obligation to make repayments of principal in fiscal 2019.

(8)	Financial Instruments

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

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 liability includes the contingent consideration related to Penguin acquisition (see Note 2), which had a fair value of $0 as of August 31, 2018. The Company did not have any financial instruments measured under Level 3 as of August 25, 2017.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of August 31, 2018:
Assets
Cash and cash equivalents	$31.4	$—	$—	$31.4
Restricted cash(1)	5.9	—	—	5.9
Total assets measured at fair value	$37.3	$—	$—	$37.3
Liabilities
Term loan	$—	$207.5	$—	$207.5
BNDES Credit Agreements	—	9.4	—	9.4
Acquisition-related contingent consideration	—	—	—	—
Total liabilities measured at fair value(2)	$—	$216.9	$—	$216.9
Balances as of August 25, 2017:
Assets
Cash and cash equivalents	$22.4	$—	$—	$22.4
Restricted cash(1)	7.0	—	—	7.0
Total assets measured at fair value	$29.4	$—	$—	$29.4
Liabilities
Term loan	$—	$164.2	$—	$164.2
BNDES Credit Agreements	—	16.9	—	16.9
Total liabilities measured at fair value(2)	$—	$181.1	$—	$181.1

(1)	Included in other noncurrent assets on the Company's consolidated balance sheets - see Note 5.
(2)	Included under long-term debt on the Company's consolidated balance sheets.
(9)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which was amended and restated as of May 18, 2017 and is now known as the SMART Global Holdings, Inc. 2017 Share Incentive Plan (the SGH Plan). The SGH Plan provides for grants of equity awards to employees, directors and consultants of SMART Global Holdings and its subsidiaries. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. The options generally vest over a four-year period beginning on the grant date with a two year cliff and then monthly thereafter, and generally have a ten year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of August 31, 2018, there were 3,385,550 ordinary shares reserved for issuance under the SGH Plan, of which 251,965 ordinary shares were available for grant. As of August 25, 2017, there were 1,500,000 ordinary shares reserved for issuance under the SGH Plan, of which 1,491,226 ordinary shares were available for grant.

On May 5, 2017, the shareholders of the Company authorized the creation of an additional 530,000,000 ordinary shares and an increase in the share capital  from $700,000 divided into 70,000,000 shares of a par value of $0.01 each, to $6,000,000 divided into 600,000,000 shares of a par value of $0.01 each, followed by the consolidation of all of the 600,000,000 shares with a par value of $0.01 each (issued and unissued)  into 200,000,000 shares with a par value of $0.03 each (issued and unissued). The effect of these actions was that the Company’s ordinary shares were reduced by a one-for-three reverse split, the par value was increased from $0.01 to $0.03 per share and the authorized ordinary shares increased to 200,000,000 shares on a post-split basis.

Tender Offer

On April 25, 2016, the Company offered the SGH Plan option holders the opportunity to exchange certain outstanding and unexercised grants with exercise prices higher than $11.55 per share, for new replacement grants with the following terms: (a) an exercise price of $11.55 per share, (b) a lower number of shares based on pre-determined formula, (c) a vesting schedule of 2 years with 50% vesting on first anniversary and the balance vesting quarterly over the second year, and (d) a new ten year term (the Tender Offer).

On May 23, 2016, the Tender Offer was completed and resulted in 1,652,575 options being cancelled, in exchange for 811,277 replacement options. As a result of the Tender Offer, there was an option modification charge of $2.7 million which will be expensed over the two following years, which is the vesting period of the replacement grants.

Summary of Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The fair value of the ordinary shares underlying the Company’s equity awards, prior to the IPO, was determined by the Company’s board of directors. Because there was no public market for the Company’s ordinary shares and in the absence of recent arm’s-length cash sales transactions of the Company’s ordinary shares with independent third parties, the Company’s board of directors determined the fair value of the Company’s ordinary shares by considering at the time of grant a number of objective and subjective factors, including the following: the value of tangible and intangible assets of the Company, the present value of anticipated future cash flows of the Company, the market value of stock or equity interests in similar corporations and other entities engaged in businesses substantially similar to those engaged in by the Company, the Company’s current financial condition and anticipated expenses, control discounts for the lack of marketability, the Company’s need for additional capital, current and potential strategic relationships and competitive developments and periodic valuations from an independent third-party valuation firm.

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

The following assumptions were used to value the Company’s stock options:

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Stock options:
Expected term (years)	6.25	6.25	6.25
Expected volatility	39.00% - 46.27%	45.88% - 55.75%	49.46% - 54.38%
Risk-free interest rate	2.15% - 2.82%	1.89% - 2.03%	1.36% - 1.82%
Expected dividends	—	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

		Weighted	average
		average	remaining
		per share	contractual	Aggregate
		exercise	term	intrinsic
SGH Plan:	Shares	price	(years)	value
Options outstanding at August 28, 2015	2,429	$19.62	5.37	$3,548
Options granted (1)	925	11.46
Options exercised	(43)	3.06
Options forfeited and cancelled (2)	(1,783)	23.34
Options outstanding at August 26, 2016	1,528	$10.80	7.36	$2,373
Options granted	506	15.13
Options exercised	(152)	2.68
Options forfeited and cancelled	(94)	11.64
Options outstanding at August 25, 2017	1,788	$12.66	7.61	$11,174
Options granted	1,354	40.53
Options exercised	(700)	10.69
Options forfeited and cancelled	(28)	23.50
Options outstanding at August 31, 2018	2,414	$28.75	7.88	$20,459
Options exercisable at August 31, 2018	712	$13.33	6.92	$14,001
Options vested and expected to vest at August 31, 2018	2,414	$28.75	7.88	$20,459

(1)	Includes 811 shares granted in connection with the Tender Offer.
(2)	Includes 1,653 shares cancelled in connection with the Tender Offer.

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

Fiscal Year Ended
August 31,
2018
Stock options:
Expected term (years)	1.10 - 4.00
Expected volatility	46.29%
Risk-free interest rate	2.75%
Expected dividends	—

The Black-Scholes weighted average fair value of options granted under the SGH Plan in fiscal 2018, 2017 and 2016 was $18.18, $7.14 and $9.60 per share, respectively. The total intrinsic value of employee stock options exercised in fiscal 2018, 2017 and 2016 was approximately $19.5 million, $0.9 million and $0.4 million, respectively. As of August 31, 2018, there was approximately $23.5 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 3.0 years. As of August 25, 2017, there was approximately $6.7 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 2.47 years.

SGH Plan—RSUs and RSAs

A summary of the changes in restricted share awards (RSAs) and restricted share units (RSUs) outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
SGH Plan:	Shares	per share	value
Awards outstanding at August 28, 2015	6	$26.97	$63
Awards vested and paid out	(2)	26.97
Awards outstanding at August 26, 2016	4	$26.97	$40
Awards granted	491	7.75
Awards vested and paid out	(117)	7.99
Awards outstanding at August 25, 2017	378	$7.91	$6,956
Awards granted	465	38.39
Awards vested and paid out	(113)	8.03
Awards forfeited and cancelled	(10)	12.01
Awards outstanding at August 31, 2018	720	$27.50	$23,753

The share-based compensation expense related to RSAs and RSUs in fiscal 2018, 2017 and 2016 was approximately $2.7 million, $1 million and $40 thousand, respectively. The total fair value of shares vested in fiscal 2018, 2017 and 2016 was approximately $4 million, $2 million and $16 thousand, respectively.

Employee Stock Purchase Plan

In January 2018, the Company’s shareholders approved the SMART Global Holdings, Inc. 2018 Employee Share Purchase Plan (the Purchase Plan) under which an aggregate of 350,000 of ordinary shares have been approved for issuance to eligible employees. The Purchase Plan generally permits employees to purchase ordinary shares at 85% of the lower of the fair market value of the ordinary shares at the beginning of the offering period or at the end of purchase period. Rights to purchase ordinary shares are granted during the first and third quarter of each fiscal year.  The Purchase Plan terminates in January 2028. No ordinary shares have been issued under the Purchase Plan to date as of August 31, 2018.  As of August 31, 2018, the number of ordinary shares reserved for future purchases by eligible employees was 350,000.

Equity Rights and Restrictions

The holders of ordinary shares of SMART Global Holdings are entitled to such dividends and other distributions as may be declared by the board of directors of SMART Global Holdings from time-to-time, out of the funds of SMART Global Holdings lawfully available therefor.

All SMART Global Holdings shares owned by employees, by certain former lenders of the Company, and all shares underlying the SMART Global Holdings options and RSUs are subject to either the Employee Investors Shareholders Agreement dated August 26, 2011 (the Employee Investors Shareholders Agreement) or the Amended and Restated Investors Shareholders Agreement dated as of November 5, 2016 (as amended by Amendment No. 5, Amendment No. 4, Amendment No. 3, Amendment No. 2 and subsequent amendments, the Amended and Restated Investors Shareholders Agreement; the Employee Investors Shareholders Agreement and the Amended and Restated Investors Shareholders Agreement are collectively referred to as the Shareholders Agreements). Under the terms of the Shareholders Agreements, such shares are subject to certain restrictions on sale and could become subject to lock-up restrictions in the event of any future registered public offerings by the Company.

(b)	Savings and Retirement Program

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company in fiscal 2018, 2017 and 2016 were approximately $1.2 million, $1.1 million and $0.8 million, respectively.

(10)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases in fiscal 2018, 2017 and 2016 was $3.3 million, $2.9 million, and $2.4 million, respectively.

Future minimum lease payments under all leases as of August 31, 2018 are as follows (in thousands):

Amount
Fiscal year ending August:
2019	$3,833
2020	3,582
2021	3,063
2022	2,456
2023	1,391
2024 and thereafter	4,059
Total	$18,384

(b)	Product Warranty and Indemnities

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Beginning accrued warranty reserve	$275	$266	$290
Addition from business acquisition (see Note 2)	558	—	—
Provision for product warranties	612	412	321
Warranty claims	(589)	(403)	(345)
Ending accrued warranty reserve	$856	$275	$266

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

Indemnification Claims by SanDisk

In August 2013, the Company completed the sale (the Sale) of substantially all of the business unit which was focused on solid state drives, to SanDisk Corporation (now a part of Western Digital). In connection with the Sale the sale agreement (Sale Agreement) contained certain indemnification obligations, including, among others, for losses arising from breaches of representations and warranties relating to the Sale. These indemnification obligations are subject to a number of limitations, including certain deductibles and caps and limited time periods for making indemnification claims. At the closing of the Sale, $30.5 million of the purchase price was placed into a third party escrow to secure certain of the Company’s indemnification obligations. The escrow was due to terminate on August 22, 2014 in the event that SanDisk did not timely submit a claim for indemnification. On August 21, 2014, SanDisk made a claim against the Company under the indemnification provisions of the Sale Agreement in connection with a lawsuit filed by Netlist, Inc. (Netlist) against SanDisk alleging that certain products sold in the Sale infringe various Netlist patents, which SanDisk in turn alleges would, if true, constitute a breach of representations and warranties under the Sale Agreement. Under the Sale Agreement, the Company’s indemnification obligation in respect of intellectual property matters, such as those claimed by SanDisk, is subject to a deductible of approximately $1.8 million and a cap of $60.9 million. As required in the Sale Agreement, the SanDisk claim purported to include a preliminary good faith estimate of SanDisk’s alleged indemnifiable losses, which estimate was greater than the Sale Agreement cap for intellectual property matters. The Company believes that the allegations giving rise to the indemnification claim are without merit and the Company intends to dispute SanDisk’s claim for indemnification. In addition, there may be other grounds for the Company to dispute the indemnification claim and/or the amounts of any indemnifiable losses of SanDisk. On December 4, 2014, SanDisk and the Company agreed to release from escrow the funds held in connection with this indemnification claim, however, the agreement to release the funds from escrow does not relieve the Company of its indemnification obligations to SanDisk, and SanDisk has not amended or reduced the amount of its indemnification claim.

Netlist

On September 10, 2012, SMART Modular filed a complaint in the Eastern District of California (the EDCA) against Netlist, Inc. (Netlist) alleging infringement of certain claims of SMART Modular’s U.S. Patent No. 8,250,295 (the ‘295 patent) and seeking, among other things, a preliminary injunction. Netlist filed certain counterclaims alleging, among other things, attempted monopolization, collusion, unfair competition, fraud on the U.S. Patent and Trademark Office (the USPTO) and sham litigation, and asserting that the ‘295 patent is invalid. The counterclaims do not specify the amount of damages sought. Netlist also filed a request for reexamination of the ‘295 patent in the USPTO. On May 30, 2013, the court denied SMART

Modular’s motion for a preliminary injunction and granted a stay in the proceedings pending the outcome of the reexamination. In September 2016, the EDCA lifted the stay. After several filings and decisions at the USPTO and the Patent Trial and Appeals Board (the PTAB) from 2013 through 2017, in December 2017, the PTAB issued a decision declaring the original claims of SMART Modular’s ‘295 patent as well as certain of newly added claims, to be invalid. The Company has appealed the decision of the PTAB to the Federal Circuit Court of Appeals. In March 2018, SMART Modular and Netlist entered a stipulation staying the court proceedings pending the outcome of the appeal and completion of the reexamination of SMART Modular’s ‘295 patent.

In July 2013, Netlist filed a lawsuit in the Central District of California against SMART Modular alleging claims very similar to Netlist’s counterclaims set forth in the EDCA case. Netlist later amended its complaint to add additional parties, including SMART Worldwide. Netlist has sought compensatory damages for the harm it claims to have suffered, as well as an award of treble damages and attorneys’ fees. The claims against SMART Modular and SMART Worldwide were transferred to the EDCA.

The Company believes that there are valid defenses to all of the claims and counterclaims made by Netlist and that the claims are without merit. The Company intends to vigorously fight the claims and counterclaims. The Company believes that the likelihood of any material charge resulting from these claims is remote.

(d)	Contingencies

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117 million (or $31.2 million) (the First Assessment). The First Assessment was from the federal tax authorities of Brazil and related to four taxes in connection with the importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.6 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

In March 2012, SMART Brazil filed defenses to the First Assessment and the Second Assessment. On May 2, 2013, the first level administrative tax court issued a ruling in favor of the tax assessor and against SMART Brazil on the First Assessment. On May 31, 2013, SMART Brazil filed an appeal to the second level tax court known as CARF. The appeal was heard on November 26, 2013 and the Company received a unanimous favorable ruling rejecting the position of the tax authorities. This ruling was published by the tax authorities and made official in February 2014. Subsequently, the tax authorities filed a request for clarification and on September 17, 2014, the Company received a unanimous ruling rejecting the request from the tax authorities for clarification. On November 7, 2014, the tax authorities notified CARF that they would not be appealing the CARF decision, and the First Assessment has been extinguished. On February 6, 2018, the first level administrative court unanimously ruled in favor of SMART Brazil with respect to the Second Assessment. Due to the size of the Second Assessment, Brazil law requires that the tax authorities appeal the decision to CARF and the appeal process is underway.

On December 12, 2013, SMART Brazil received another notice of assessment in the amount of R$3.6 million (or $1.0 million) with respect to the same import-related tax issues and penalties discussed above for 2012 and 2013 (the Third Assessment). The Third Assessment does not seek import duties and related taxes on Dynamic Random Access Memory (“DRAM”) products and only seeks import duties and related taxes on Flash unmounted components with respect to the months of January 2012 to June 2012. This is because SMART Brazil’s imports of DRAM unmounted components were subject to 0%, and, after June 2012, SMART Brazil’s imports of Flash unmounted components became subject to 0%, import duties and related taxes, both as a result of PADIS. Even with this 0%, if SMART Brazil is found to have used the incorrect product classification code, SMART Brazil will be subject to an administrative penalty equal to 1% of the value of the imports. SMART Brazil has filed defenses to the Third Assessment. The Company believes that SMART Brazil used the correct product code on its imports and that the Third Assessment is incorrect. SMART Brazil intends to vigorously fight this matter. Although SMART Brazil did not receive the Third Assessment until December 12, 2013, the Third Assessment was issued before the CARF decision in favor of SMART Brazil on the First Assessment as discussed above was published.

The amounts claimed by the tax authorities on the Second Assessment and on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$15.1 million (or $4.0 million) and R$14.4 million (or $4.6 million) as of August 31, 2018 and August 25, 2017, respectively.

As a result of the CARF decision in favor of SMART Brazil on the First Assessment and the first level administrative court decision in favor of SMART Brazil on the Second Assessment, the Company believes that the probability of any material charges as a result of the Second Assessment and the Third Assessment is remote and the Company does not expect the resolution of these disputed assessments to have a material impact on its consolidated financial position, results of operations or cash flows. While the Company believes that the Second Assessment and the Third Assessment are incorrect, there can be no assurance that SMART Brazil will prevail in the disputes.

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

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, and property and equipment by geographic area is as follows (in thousands):

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Geographic Net Sales:
U.S.	$203,410	$140,188	$104,788
Brazil	798,257	398,385	245,503
Asia	227,216	174,644	141,811
Europe	30,137	26,293	24,502
Other Americas	29,801	21,781	17,819
Total	$1,288,821	$761,291	$534,423

	August 31,	August 25,
	2018	2017
Property and Equipment, Net:
U.S.	$7,805	$3,110
Brazil	41,611	44,180
Malaysia	4,749	5,049
Other	2,450	2,843
Total	$56,615	$55,182

(12)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Fiscal Year Ended
	August 31, 2018		August 25, 2017		August 26, 2016
	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales
Customer A	$434,438	34%	$146,478	19%	$70,670	13%
Customer B	158,172	12%	116,821	15%	100,529	19%
Customer C	143,367	11%	82,285	11%	71,063	13%
Customer D	128,848	10%	—	—	—	—
	$864,825	67%	$345,584	45%	$242,262	45%

As of August 31, 2018, four direct customers that represented less than 10% of net sales, Customers E, F, G, H, accounted for approximately 19%, 17%, 15% and 11% of accounts receivable, respectively. As of August 25, 2017, four direct customers that represented less than 10% of net sales, Customers E, F, G and H, accounted for approximately 18%, 14%, 24% and 11% of accounts receivable, respectively.

(13)	Earnings Per Share

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

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Numerator:
Net income (loss)	$119,463	$(7,795)	$(19,960)
Denominator:
Weighted average shares outstanding:
Basic	22,051	15,785	13,841
Diluted	23,119	15,785	13,841
Earnings per share:
Basic	$5.42	$(0.49)	$(1.44)
Diluted	$5.17	$(0.49)	$(1.44)
Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	678	1,302	2,084

(14)	Other Income (Expense), Net

The following table provides the detail of other income (expense), net as follows (in thousands):

	Fiscal Year Ended
	August 31,	August 25,	August 26,
	2018	2017	2016
Foreign currency gains (losses)	$(13,227)	$286	$1,101
Loss on extinguishment of debt	—	(16,580)	—
Loss on early repayment of debt	—	(6,744)	—
Other	(72)	487	773
Total other income (expense), net	$(13,299)	$(22,551)	$1,874

(15)	Selected Quarterly Information (Unaudited)

The following tables set forth certain data from the Company's consolidated statements of operations for each of the quarters in the fiscal years ended August 31, 2018 and August 25, 2017.

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

	Three Months Ended
	Aug 31, 2018	May 25, 2018	Feb 23, 2018	Nov 24, 2017	Aug 25, 2017*	May 26, 2017	Feb 24, 2017**	Nov 25, 2016
	(unaudited, in thousands except per share amounts)
Net sales	$373,970	$335,477	$313,965	$265,409	$223,019	$206,974	$171,954	$159,344
Gross profit	$82,679	$78,054	$73,017	$57,836	$48,008	$47,375	$37,157	$29,710
Income from operations	$44,981	$48,694	$45,078	$31,468	$20,568	$20,385	$9,304	$3,617
Net income (loss)	$29,718	$31,946	$36,794	$21,005	$(10,209)	$7,958	$(2,337)	$(3,207)
Earnings per share
Basic	$1.33	$1.44	$1.68	$0.97	$(0.48)	$0.57	$(0.17)	$(0.23)
Diluted	$1.28	$1.37	$1.60	$0.92	$(0.48)	$0.50	$(0.17)	$(0.23)
Shares used in per share calculation
Basic	22,383	22,206	21,915	21,673	21,435	13,986	13,870	13,870
Diluted	23,270	23,306	23,038	22,715	21,435	15,955	13,870	13,870

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of June 8, 2018, by and among SMART Global Holdings, Inc., Glacier Acquisition Sub, Inc., Penguin Computing, Inc. and Fortis Advisors LLC	8-K	001-38102	2.1	6/11/2018
3.1	Amended and Restated Memorandum and Articles of Association of SMART Global Holdings, Inc.	10-Q	001-38102	3.1	6/29/2017
4.1	Amended and Restated Sponsor Shareholders Agreement, dated as of May 30, 2017, by and among the Issuer, SLP III Cayman, SLTI III Cayman, SLS Cayman, SLTI Sumeru Cayman, Mr. Ajay B. Shah, Krishnan-Shah Family Partners, L.P., Fund No. 1, Krishnan-Shah Family Partners, L.P., Fund No. 3, Krishnan-Shah Family Partners, L.P., Fund No. 4, and The Ajay B. Shah and Lata K. Shah 1996 Trust u/a/d 5/28/1996	10-Q	001-38102	4.1	6/29/2017
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

		S-1/A	333-217539	4.2	5/11/2017

4.3	Saleen Holdings, Inc. Employee Investors Shareholders Agreement, dated as of August 26, 2011, by and among Saleen Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P., Silver Lake Technology Investors Sumeru Cayman, L.P. and the Employee Investors	S-1/A	333-217539	4.4	5/11/2017
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

		S-1/A	333-217539	4.5	5/22/2017
4.5	Amendment No. 2 to Investors Shareholders Agreement, by and among SMART Global Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P. and Silver Lake Technology Investors Sumeru Cayman, L.P., the Management Investors and the Warrant Investors	10-Q	001-38102	4.2	6/29/2017
4.6	Amendment No. 3 to Investors Shareholders Agreement, by and among SMART Global Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P., and Silver Lake Technology Investors Sumeru Cayman, L.P., the Management Investors and the Warrant Investors	8-K	001-38102	4.1	10/23/2017

4.7	Amendment No. 4 to Investors Shareholders Agreement, by and among SMART Global Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P., and Silver Lake Technology Investors Sumeru Cayman, L.P., the Management Investors and the Warrant Investors	8-K	001-38102	4.1	2/2/2018
4.8	Amendment No. 5 to Investors Shareholders Agreement dated as of June 20, 2018, by and among SMART Global Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P., Silver Lake Technology Investors Sumeru Cayman, L.P., the Management Investors (as defined in the A&R Investors Shareholders Agreement) and the Warrant Investors.	10-Q	001-38102	10.1	6/21/2018
10.1	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors	S-1/A	333-217539	10.1	5/11/2017
10.2	SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan	10-Q	001-38102	10.1	6/29/2017
10.3	Offer Letter by and between the Registrant and Ajay Shah, dated March 13, 2018	10-Q	001-38102	10.1	3/22/2018
10.4	Amended and Restated Employment Agreement between SMART Modular Technologies, Inc. and Jack Pacheco	10-Q	001-38102	10.2	3/22/2018
10.5	Employment Agreement, dated as of October 10, 2011, between SMART Modular Technologies, Inc. and Jack Pacheco	S-1	333-217539	10.4	4/28/2017
10.6	Severance and Change of Control Agreement, dated as of December 10, 2010, between SMART Modular Technologies (WWH), Inc. and Alan Marten	S-1	333-217539	10.5	4/28/2017
10.7	Severance and Change of Control Agreement, dated as of December 10, 2010, between SMART Modular Technologies (WWH), Inc. and Bruce Goldberg	S-1	333-217539	10.6	4/28/2017
10.8	Severance and Change of Control Agreement, dated as of December 10, 2010, between SMART Modular Technologies (WWH), Inc. and KiWan Kim	S-1	333-217539	10.7	4/28/2017
10.9	Credit Agreement, dated as of August 26, 2011, among SMART Modular Technologies (Global Memory Holdings), Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the Lender Parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	S-1	333-217539	10.8	4/28/2017

10.10	Amendment No. 1 to Credit Agreement, dated as of December 13, 2011, among SMART Modular Technologies (Global Memory Holdings), Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	S-1	333-217539	10.9	4/28/2017
10.11	First Refinancing Amendment to Credit Agreement, dated as of August 20, 2014, among SMART Modular Technologies (Global Holdings), Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the new revolving lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	S-1	333-217539	10.10	4/28/2017
10.12	Master Guarantee Agreement, dated as of August 26, 2011, among SMART Modular Technologies (Global Memory Holdings), Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the subsidiary guarantors identified therein and JPMorgan Chase Bank, N.A. as Administrative Agent	S-1	333-217539	10.11	4/28/2017
10.13	Collateral Agreement, dated as of August 26, 2011, among SMART Modular Technologies, Inc., the other grantors party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent	S-1	333-217539	10.12	4/28/2017
10.14	Amendment No. 2 to Credit Agreement, dated as of September 19, 2014, among SMART Modular Technologies (Global Holdings), Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the lenders party thereto and Barclays Bank PLC, as Administrative Agent	S-1/A	333-217539	10.13	5/11/2017
10.15	Amendment No. 3 to Credit Agreement, dated as of December 4, 2015, among SMART Worldwide Holdings, Inc., SMART Modular Technologies (Global), Inc., the revolving lenders party thereto and Barclays Bank PLC, as Administrative Agent	S-1/A	333-217539	10.14	5/11/2017
10.16	Amendment No. 4 to Credit Agreement, dated as of November 5, 2016, among SMART Worldwide Holdings, Inc., SMART Modular Technologies (Global), Inc., the lenders party thereto and Barclays Bank PLC, as Administrative Agent	S-1/A	333-217539	10.15	5/11/2017

10.17	Amended and Restated Credit Agreement, dated as of November 5, 2016, among SMART Worldwide Holdings, Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the lenders party thereto and Barclays Bank PLC, as Administrative Agent	S-1/A	333-217539	10.16	5/11/2017
10.18	Lease Agreement, dated as of February 18, 2009, between Newark Eureka Industrial Capital LLC and SMART Modular Technologies, Inc.	S-1	333-217539	10.17	4/28/2017
10.19	First Amendment to Lease Agreement, dated as of April 29, 2014, between Newark Eureka Industrial Capital LLC and SMART Modular Technologies, Inc.	S-1	333-217539	10.18	4/28/2017
10.20	Amended and Restated Transaction and Management Fee Agreement, dated as of November 5, 2016, among SMART Worldwide Holdings, Inc., Silver Lake Management Company III, L.L.C. and Silver Lake Management Company Sumeru, L.L.C.	S-1/A	333-217539	10.19	5/11/2017
10.21	Stock Purchase Agreement, dated as of July 2, 2013, among SMART Storage Systems (Global Holdings), Inc., SanDisk Corporation, SanDisk Manufacturing and solely for the purposes of Section 5.7(c), Section 5.8, Article VIII and Article IX, Saleen Holdings, Inc., Saleen Intermediate Holdings, Inc. and SMART Worldwide Holdings, Inc.	S-1/A	333-217539	10.20	5/22/2017
10.22	Receivables Purchase Agreement, dated as of May 16, 2012, among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited and Wells Fargo Bank, N.A.	S-1	333-217539	10.21	4/28/2017
10.23	First Amendment to Receivables Purchase Agreement, dated as of March 28, 2013, among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited and Wells Fargo Bank, N.A., and confirmed by SMART Modular Technologies (Global Holdings), Inc., SMART Modular Technologies (Global), Inc.	S-1	333-217539	10.22	4/28/2017

10.24	Second Amended and Restated Credit Agreement, dated as of August 9, 2017, among SMART Worldwide Holdings, Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the lenders party thereto and Barclays Bank PLC, as Administrative Agent and as Collateral Agent	8-K	001-38102	10.1	8/11/2017
10.25	Incremental Facility Amendment, dated as of June 8, 2018, to the Second Amended and Restated Credit Agreement, dated as of August 9, 2017 (as amended, supplemented or otherwise modified from time to time) among SMART Worldwide Holdings, Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., Barclays Bank PLC, as Administrative Agent and the other Lenders party thereto	8-K	001-38102	10.1	6/11/2018
10.26

Second Amendment, dated as of October 12, 2018 and effective October 25, 2018, to the Second Amended and Restated Credit Agreement, dated as of August 9, 2017 (as amended, supplemented or otherwise modified from time to time) among SMART Worldwide Holdings, Inc., and SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., Barclays Bank PLC, as Administrative Agent and other Lenders party thereto

X
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART Global Holdings, Inc.
Dated: October 29, 2018
	By:	/s/ Ajay Shah
		Name:	Ajay Shah
		Title:	Chairman of the Board, President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Ajay Shah, Jack Pacheco and Bruce Goldberg, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Ajay Shah	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	October 29, 2018
Ajay Shah

/s/ Jack Pacheco	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 29, 2018
Jack Pacheco

/s/ Iain MacKenzie	Director	October 29, 2018
Iain MacKenzie

/s/ Kenneth Hao	Director	October 29, 2018
Kenneth Hao

/s/ Paul Mercadante	Director	October 29, 2018
Paul Mercadante

/s/ Jason White	Director	October 29, 2018
Jason White

/s/ Mukesh Patel	Director	October 29, 2018
Mukesh Patel

/s/ Sandeep Nayyar	Director	October 29, 2018
Sandeep Nayyar

/s/ Randy Furr	Director	October 29, 2018
Randy Furr

/s/ Bryan Ingram	Director	October 29, 2018
Bryan Ingram