Form 10-Q
period 2018-11-30
SMART Global Holdings, Inc.
filed 2019-01-08
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2018, the registrant had 22,845,331 ordinary shares outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this report. These factors include, but are not limited to, the risks described under the caption “Risk Factors” in the documents we file from time to time with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for our fiscal year ended August 31, 2018, and in this report, and in Item 2 of Part I – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We make these forward-looking statements based upon information available on the date of this report, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART Global Holdings, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	November 30,	August 31,
	2018	2018
Assets
Current assets:
Cash and cash equivalents	$62,954	$31,375
Accounts receivable, net of allowances of $121 and $225 as of November 30, 2018 and August 31, 2018, respectively	330,473	237,212
Inventories	188,390	221,419
Prepaid expenses and other current assets	40,351	32,043
Total current assets	622,168	522,049
Property and equipment, net	60,412	56,615
Other noncurrent assets	17,561	22,449
Intangible assets, net	25,279	26,255
Goodwill	45,655	45,394
Total assets	$771,075	$672,762
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$273,655	$223,186
Accrued liabilities	49,317	45,190
Current portion of long-term debt	9,868	27,409
Total current liabilities	332,840	295,785
Long-term debt	200,532	184,190
Other long-term liabilities	8,038	5,659
Total liabilities	$541,410	$485,634
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 22,781 and 22,480 as of November 30, 2018 and August 31, 2018, respectively	687	678
Additional paid-in capital	257,607	250,191
Accumulated other comprehensive loss	(172,893)	(175,995)
Retained earnings	144,264	112,254
Total shareholders’ equity	229,665	187,128
Total liabilities and shareholders’ equity	$771,075	$672,762

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	November 30,	November 24,
	2018	2017
Net sales (1)	$393,879	$265,409
Cost of sales	308,810	207,573
Gross profit	85,069	57,836
Operating expenses:
Research and development	11,816	8,550
Selling, general, and administrative	25,454	17,818
Total operating expenses	37,270	26,368
Income from operations	47,799	31,468
Interest expense, net	(5,875)	(4,599)
Other expense, net	(3,329)	(2,715)
Total other expense	(9,204)	(7,314)
Income before income taxes	38,595	24,154
Provision for income taxes	7,619	3,149
Net income	$30,976	$21,005
Earnings per share:
Basic	$1.37	$0.97
Diluted	$1.33	$0.92
Shares used in computing earnings per share:
Basic	22,595	21,673
Diluted	23,257	22,715

(1)	Includes sales to affiliates of $35,297 and $25,969 in the three months ended November 30, 2018 and November 24, 2017, respectively (see Note 3).

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	November 30,	November 24,
	2018	2017
Net income	$30,976	$21,005
Other comprehensive income (loss):
Foreign currency translation	3,102	(7,177)
Comprehensive income	$34,078	$13,828

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	November 30,	November 24,
	2018	2017
Cash flows from operating activities:
Net income	$30,976	$21,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,408	6,270
Share-based compensation	4,055	1,605
Provision for doubtful accounts receivable and sales returns	(104)	28
Deferred income tax benefit	403	(220)
Loss on disposal of property and equipment	3
Amortization of debt discounts and issuance costs	685	729
Changes in operating assets and liabilities:
Accounts receivable	(89,441)	(55,801)
Inventories	30,576	(3,746)
Prepaid expenses and other assets	(3,182)	1,758
Accounts payable	48,574	47,492
Accrued expenses and other liabilities	6,399	(4,863)
Net cash provided by operating activities	35,352	14,257
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(13,384)	(6,039)
Proceeds from sale of property and equipment	21	—
Net cash used in investing activities	(13,363)	(6,039)
Cash flows from financing activities:
Fees paid for revolving line of credit financing	—	(299)
Long-term debt payment	(1,657)	(6,184)
Payment of costs related to initial public offering (IPO)	—	(1,289)
Proceeds from borrowings under revolving line of credit	104,000	105,500
Repayments of borrowings under revolving line of credit	(104,000)	(105,500)
Proceeds from issuance of ordinary shares from share option exercises	2,402	539
Proceeds from issuance of ordinary shares from employee share purchase plan	968	—
Net cash provided by (used in) financing activities	1,713	(7,233)
Effect of exchange rate changes on cash, cash equivalents and restricted cash *	2,018	(231)
Net increase (decrease) in cash, cash equivalents and restricted cash *	25,720	754
Cash, cash equivalents and restricted cash at beginning of period *	37,234	29,463
Cash, cash equivalents and restricted cash at end of period *	$62,954	$30,217
Supplemental disclosures of cash flow information:
Cash paid during the period:
Cash paid for interest	$4,942	$3,523
Cash paid for income taxes, net of refunds	5,869	3,639
Noncash activities information:
Capital expenditures included in accounts payable at period end	1,147	1,910
IPO costs included in accounts payable and accrued liabilities at period end	—	302
Unpaid debt fees related to term loan and revolver	—	469
Proceeds receivable from the exercise of stock options	—	(383)

* Cash balance was adjusted to include restricted cash upon adoption of ASU 2016-18 in fiscal 2019.

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

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The three months ended November 30, 2018 and November 24, 2017 were both 13 week fiscal periods.

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

The Company’s revenues include products and services. The Company’s product revenues are predominantly derived from the sale of memory modules, Flash memory cards and storage products, which the Company designs and manufactures. The Company’s service revenues are derived from procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Also, a small portion of the Company’s product sales include extended warranty and on-site services, subscriptions to the Company’s high performance computing environment, professional services, software and related support.

The Company determines revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

The Company’s contracts are executed through a combination of written agreements along with purchase orders with all customers including certain general terms and conditions. Generally, purchase orders entail products, quantities and prices, which define the performance obligations of each party and are approved and accepted by the Company. The Company’s contracts with customers do not include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 45 days from invoice. Additionally, taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer and deposited with the relevant government authority, are excluded from revenue.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration.  Variable consideration may include discounts, rights of return, refunds, and other similar obligations. The Company allocates the transaction price to each distinct product and service based on its relative standalone selling price. The standalone selling price for products primarily involves the cost to produce the deliverable plus the anticipated margin and for services is estimated based on the Company’s approved list price.

In the normal course of business, the Company does not accept product returns unless the items are defective as manufactured. The Company establishes provisions for estimated returns and warranties. In addition, the Company does not typically provide customers with the right to a refund and does not transact for noncash consideration.

Standard Products

The Company’s main performance obligations are to deliver the requested goods to customers according to the agreed-upon shipping terms. The Company recognizes revenue when control transfers to the customer (i.e., when the Company’s performance obligation is satisfied). The Company invoices the customer and recognizes revenues for such delivery when control has transferred based on shipping terms.

Customized Products

For customized product sales with terms that require the customer to purchase 100% of all parts built to fulfill the customers forecast, the Company recognizes revenue when control of the underlying assets passes to the customer, as the customer is able to both direct the use of, and obtain substantially all of the remaining benefit from the assets; the customer has the significant risks and rewards associated with ownership of the assets; and the Company has a present right to payment. For these sales, control passes when the Company has made these products available to the customer and under the terms of the agreement cannot repurpose them without the customer’s express consent.  Accordingly, the Company will recognize revenue at the point in time when products made to the customer’s forecast are completed and made available to the customer.

Non-cancellable nonrefundable, or NCNR, customized product sales are recognized over time on a cost incurred basis. The customer obtains control and benefits from the services as they are performed over the period based on the cost input measure in the production process for the NCNR customized product. The terms within the NCNR sales orders provide the Company with a legally enforceable right to receive payment including a reasonable profit margin upon customer cancellation for performance completed to date. Accordingly, the Company recognizes revenue over time as customized products listed within the NCNR orders are completed.

Computing Products and Services

A small portion of the Company’s product sales includes extended warranty and on-site services, subscriptions to the Company’s high performance computing environment, professional consulting services including installation and other services, and hardware and software related support. Each contract may contain multiple performance obligations, which requires the transaction price to be allocated to each performance obligation. The Company allocates the consideration to each performance obligation based on the relative selling price. The Company uses best-estimated selling price, determined as the best estimate of the price at which the Company would transact if it sold the deliverable regularly on a stand-alone basis.

For services provided to the customers over a period of time, such revenues are recognized over time in line with when the customer receives and consumes the benefit of the services. Extended warranty and on-site services, hardware support, software support, and subscription revenue for access to the Company’s high performance computing environment is deferred and recognized ratably over the contractual period as the Company transfers control as it satisfies its performance obligations over time as the services are rendered.  Subscription revenue for certain customers is recognized based on the contractual fee to use the high performance-computing environment.  Professional consulting services revenue is recognized as the service is performed and the customer obtains control and benefits from the services as they are performed over the period.   The methods of recognizing revenue for each of these products/services were selected because they reflect a faithful depiction of the transfer of control.

Agency Services

The Company has service performance obligations for agency related services such as procurement, logistics, inventory management, temporary warehousing, kitting and packaging services for certain agency basis customers. The agency services are also known as supply chain services and the performance obligations for these services consist of customized, integrated supply chain services management to assist customers in the planning, execution and overall management of the procurement processes.

For these customers that are accounted for on an agency basis, the Company recognizes as revenue the amount billed less the material procurement costs of products serviced as an agent with the cost of providing these services embedded with the cost of sales. The Company has separate agent performance obligations as follows: (a) procurement, logistics, and inventory management, (b) temporary warehousing, and (c) kitting and packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is determined by a fee for services based on material procurement costs (i.e. fee as a percentage of the associated material being procured, warehoused, or kitted/packaged). The Company recognizes revenue for procurement, logistics and inventory management upon the completion of the services or performance obligation, typically upon shipment of the product, as the criteria for over time recognition is not met.  For temporary warehousing, kitting and packaging services, revenue is recognized over time, but the period of performance is typically very short in duration. There are no obligations subsequent to shipment of the product under the agency arrangements.

Contract Costs

As a practical expedient, the Company recognizes the incremental costs of obtaining a contract, specifically commission expenses that have an amortization period of less than twelve months, as an expense when incurred. Additionally, the Company has adopted an accounting policy to recognize shipping costs that occur after control transfers, if any, to the customer as a fulfillment activity. The Company records shipping and handling costs related to revenue transactions within cost of sales as a period cost.

Gross Billings and Net Sales

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended
	November 30,	November 24,
	2018	2017 (2)
Service revenue, net	$14,638	$9,842
Cost of purchased materials - service (1)	316,624	228,568
Gross billings for services	331,262	238,410
Product net sales	379,241	255,567
Gross billings to customers	$710,503	$493,977
Product net sales	$379,241	$255,567
Service revenue, net	14,638	9,842
Net sales	$393,879	$265,409

(1)	Represents cost of sales associated with service revenue reported on a net basis.
(2)	Amounts for fiscal 2018 are accounted for under ASC 605 (refer to Note 1(u)).

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract assets represent amounts recognized as revenue for which the Company does not have the unconditional right to consideration. All contract assets represent amounts related to invoices expected to be issued during the next 12-month period and are recorded as prepaid expenses and other current assets. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and are allocated between accrued liabilities and other long-term liabilities of our condensed consolidated balance sheet based on the timing of when the customer takes control of the asset or receives the benefit of the service. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. Changes in the accounts receivable, contract assets and the deferred revenues balances during the three months ended November 30, 2018 are as follows (in thousands):

	November 30, 2018	September 1, 2018	$ Change
Accounts receivable	$330,473	$240,098	$90,375
Contract assets	$2,370	$1,136	$1,234
Deferred revenue	$15,036	$11,750	$3,286

The increase in contract assets from $1.1 million as of September 1, 2018 to $2.4 million as of November 30, 2018 was primarily driven by the recognition of revenue that had not yet been billed. The increase in deferred revenue from $11.8 million to $15.0 million was due to additional funds collected for hosting and support contracts signed during the quarter in which billing occurred in advance of revenue recognition. During the three months ended November 30, 2018, $1.9 million of revenue recognized was included in the deferred revenue balance at the beginning of the period, which was offset by additional deferrals during the period.

Disaggregation of Revenue

The Company disaggregates revenue by source of revenue and geography; no other level of disaggregation is required considering the type of products, customer, markets, contracts, duration of contracts, timing of transfer of control, and sales channels. The revenue by geography is disclosed in Note 11, and revenue by source is as follows (in thousands):

	Three Months Ended
	November 30,	November 24,
	2018	2017
Brazil	$199,279	$157,850
Specialty Memory	139,949	107,559
Specialty Compute and Storage Solutions	54,651	—
Total net sales	$393,879	$265,409

Revenue Allocated to Remaining Performance Obligations

The Company’s performance obligations related to product sales have a contractual duration of less than one year. The Company elected to apply the optional exemption practical expedient provided in ASC 606 and, therefore, is not required to disclose the aggregate amount of the transaction price allocated to those performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

Remaining performance obligations represent contracted revenue related to support services that have not yet been recognized. The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

November 30, 2018
Within 1 year	$9,384
2-3 years	5,460
Thereafter	192
$15,036

(e)	Cash and Cash Equivalents

All highly liquid investments with maturities of 90 days or less from original dates of purchase are carried at cost, which approximates fair value, and are considered to be cash. Cash and cash equivalents include cash on hand, cash deposited in checking and saving accounts, money market accounts, and securities with maturities of less than 90 days at the time of purchase. Due to the adoption of ASU 2016-18 in fiscal 2019, the presentation of the Statement of Cash Flows has been updated with the inclusion of restricted cash – refer to Note 1(u) for details.

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

(g)	Derivative Financial Instrument

The Company records the assets or liabilities associated with derivative instruments at fair value based on Level 2 inputs in other current assets or other current liabilities, respectively, in the condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 4 for further details.

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

As of  November 30, 2018, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$45.6 million (or $12.3 million), of which (i) R$11.9 million (or $3.2 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$30.2 million (or $8.1 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$3.4 million (or $1.0 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.6 million or $0.2 million) and other noncurrent assets (R$2.8 million or $0.8 million). As of August 31, 2018, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$45.3 million (or $12.1 million), of which (i) R$16.6 million (or $4.4 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$25.4 million (or $6.8 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$3.3 million (or $0.9 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.6 million or $0.2 million) and other noncurrent assets (R$2.7 million or $0.7 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2019 through fiscal 2022. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.

In April and June 2016, the Company filed cases with the State of Sao Paulo tax authorities to seek approval to sell excess ICMS credits. In December 2017, the Company obtained approval to sell R$31.6 million (or $8.5 million) of its ICMS credits.  Once approved, sales of ICMS credits usually take three to six months to complete and typically incur a discount to the face amount of the credits sold, as well as fees for the arrangers of these sales which together aggregate 10% to 15% of the face amount of the credits being sold. Once the sale agreement is complete, the tax authorities usually approve the transfer of credits in monthly installments and the proceeds resulting from the sale of the aforementioned credits shall be received by the Company accordingly. The Company has recorded valuation adjustments for the estimated discount and fees that the Company will need to offer in order to sell the ICMS credits to other companies.

In the first quarter of fiscal 2019, the Company received the approval to sell R$17.7 million (or $4.7 million) of its ICMS credits. The payments will be received in 22 installments starting in the second quarter of fiscal 2019 through fiscal 2020.

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

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. As of November 30, 2018 and August 31, 2018, the carrying value of goodwill on the Company’s condensed consolidated balance sheet was $45.7 million and $45.4 million, respectively.

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

All of the $45.7 million carrying value of goodwill on the Company’s condensed consolidated balance sheet as of November 30, 2018 is associated with the Company’s three reporting units (Specialty Memory, Brazil and Penguin). No impairment of goodwill was recognized through November 30, 2018.

The changes in the carrying amount of goodwill during the three months ended November 30, 2018 and fiscal 2018 are as follows (in thousands):

Total
Balance as of August 25, 2017	$46,022
Addition from business acquisition (see Note 2)	4,575
Translation adjustments	(5,203)
Balance as of August 31, 2018	45,394
Translation adjustments	261
Balance as of November 30, 2018	$45,655

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of November 30, 2018 and August 31, 2018 (dollars in thousands):

		November 30, 2018			August 31, 2018
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	5 - 7	$14,700	$(1,006)	$13,694	$37,187	$(22,968)	$14,219
Trademarks/tradename	7	12,200	(835)	11,365	12,200	(400)	11,800
Technology	4	250	(30)	220	5,150	(4,914)	236
Backlog	< 1	400	(400)	—	400	(400)	—
Total		$27,550	$(2,271)	$25,279	$54,937	$(28,682)	$26,255

Amortization expense related to intangible assets totaled approximately $1.0 million and $1.3 million during the three months ended November 30, 2018 and November 24, 2017, respectively. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Three Months Ended
	November 30,	November 24,
	2018	2017
Amortization of intangible assets classification (in thousands):
Cost of sales	$16	$—
Research and development	—	245
Selling, general and administrative	961	1,023
Total	$977	$1,268

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized during the three months ended November 30, 2018 and November 24, 2017.

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

All foreign subsidiaries and branch offices, except those in Brazil and South Korea, use the U.S. dollar as their functional currency. The gains or losses resulting from the remeasurement process are recorded in other income (expense) in the accompanying condensed consolidated income statements.

During the three months ended November 30, 2018 and November 24, 2017, the Company recorded $3.4 million and $2.7 million, respectively, of foreign exchange losses primarily related to its Brazilian operating subsidiaries.

(q)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their income statement all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Three Months Ended
	November 30,	November 24,
	2018	2017
Stock-based compensation expense by category (in thousands):
Cost of sales	$545	$218
Research and development	634	274
Selling, general and administrative	2,876	1,113
Total	$4,055	$1,605

(r)	Loss Contingencies

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

(t)	Concentration of Credit and Supplier Risk

The Company’s concentration of credit risk consists principally of cash and cash equivalents and accounts receivable. The Company’s revenue and related accounts receivable reflect a concentration of activity with certain customers (see Note 12). The Company does not require collateral or other security to support accounts receivable. The Company performs periodic credit evaluations of its customers to minimize collection risk on accounts receivable and maintains allowances for potentially uncollectible accounts.

The Company relies on three suppliers for the majority of its raw materials. At November 30, 2018 and August 31, 2018, the Company owed these three suppliers $182.2 million and $138.4 million, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases from these suppliers during the three months ended November 30, 2018 and November 24, 2017 were $0.4 billion and $0.3 billion, respectively.

(u)	New Accounting Pronouncements

In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-16, Derivatives and Hedging (Topic 815) Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard amends ASC 815, Derivatives and Hedges, and permits the SOFR OIS rate as an approved rate to be used in valuing derivative instruments. ASU 2018-16 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, on a prospective basis. Early adoption is permitted. At this time, this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018. The SEC staff subsequently indicated that it would not object if a filer’s first presentation of changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the final rule’s effective date. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a consolidated income statement is required to be filed. The Company will include the first presentation of changes in stockholders’ equity on its Form 10-Q in its second quarter of fiscal 2019.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends ASC 740, Income Taxes, to provide guidance on accounting for tax effects of the Tax cuts and Jobs Act (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within one-year measurement period from the Tax Act enactment date. This standard is effective upon issuance. The Company applied the guidance in ASU 2018-05 in the third quarter of fiscal 2018.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the inclusion and presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted ASU 2016-18 in fiscal 2019 on a retrospective basis.

The following table provides a reconciliation of Cash and cash equivalents as previously reported within the Condensed Consolidated Statements of Cash Flows to Cash, cash equivalents and restricted cash as currently reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	August 31, 2018	November 24, 2017	August 25, 2017
Cash, cash equivalents as previously reported in the Condensed Consolidated Statements of Cash Flows	$31,375	$23,503	$22,436
Restricted cash (Other noncurrent assets)	5,859	6,714	7,027
Cash, cash equivalents and restricted cash as currently reported in the Condensed Consolidated Statements of Cash Flows	$37,234	$30,217	$29,463

In August 2016, the FASB issued ASU No. 2016-15, Cash Flow Statements, Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to address the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The guidance addresses eight specific cash flow classification issues with the objective of reducing diversity in practice. The Company adopted ASU 2016-15 in fiscal 2019 on a retrospective basis. The adoption of this standard did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning on September 1, 2019 and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and related disclosures and does not plan to early adopt. As disclosed in Note 10(a), the Company has over $18.6 million in lease commitments at November 30, 2018 and believes that the adoption will have a material impact to the consolidated financial statements.

In May 2014, the FASB issued a new standard, ASU No. 2014-09, Revenue from Contracts with Customers, as amended, which supersedes nearly all existing revenue recognition guidance. The FASB has issued several amendments to the new standard, including clarification on identifying performance obligations. The amendments include ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017. The Company has adopted the new standard effective September 1, 2018 using the modified retrospective approach applied to all contracts that are not completed contracts at the date of initial adoption (i.e. September 1, 2018).

The Company has completed its assessment and implemented policies, processes, and controls to support the standard measurement and disclosure requirements. Under ASC 606, the Company recognized a change to the timing of revenue recognition in two areas. The first relates to customized product sales orders deemed NCNR. Under previous accounting standards, the Company recognized revenue and costs related to these sales when products were shipped or delivered to the customers based on the terms of the purchase orders and sales agreements. Under ASC 606, the terms within the NCNR sales orders that provide the Company with a legally enforceable right to receive payment including a reasonable profit margin upon customer cancellation for performance completed to date will affect the timing of revenue recognition. Accordingly, the Company will recognize revenue over time as customized products listed within the NCNR orders are completed.

The second change for the Company under ASC 606 relates to the timing of revenue recognition for customized product sales with terms that require the customer to purchase 100% of all parts built to fulfill the customers forecast. Under previous accounting standards, the Company recognized revenue and costs related to these sales when products are shipped or delivered to the end-customers based on the terms of the purchase orders and sales agreements. Under ASC 606, the Company recognizes revenue when control of the underlying assets passes to the customer, as the customer is able to both direct the use of, and obtain substantially all of the remaining benefit from the assets; the customer has the significant risks and rewards associated with ownership of the assets; and the Company has a present right to payment. For these sales, control passes when the Company has made these products available to the customer and under the terms of the agreement cannot repurpose them without the customer’s express consent.  Accordingly, the Company will recognize revenue at the point in time when products made to the customer’s forecast are completed and made available to the customer.

Results for reporting periods beginning after September 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the prior accounting under ASC 605. As a result of these changes, the Company recorded a net increase to opening retained earnings of $1.0 million as of September 1, 2018 due to the cumulative impact of adopting ASC 606, with a corresponding increase of $2.9 million in accounts receivables, $1.1 million in contract assets and a decrease of $3.0 million in inventory. Effective September 1, 2018, the Company recognized revenue on NCNR customized product sales over time and customized product sales where control has deemed to pass before shipment at the time that those products are made available to the customer as opposed to at the time of shipment.

The following tables summarize the impacts of ASC 606 adoption on the Company's condensed consolidated financial statements for the quarter ended November 30, 2018 (in thousands).

Selected Consolidated Balance Sheet Line Items:

	As of November 30, 2018
	As Reported	Adjustment	Balances Without Adoption
Accounts receivable	$330,473	$(8,820)	$321,653
Inventories	$188,390	$8,845	$197,235
Prepaid expenses and other current assets	$40,351	$(2,371)	$37,980
Retained earnings	$144,264	$(2,346)	$141,918

Selected Consolidated Statement of Comprehensive Income Line Items:

	Three Months Ended November 30, 2018
	As Reported	Adjustment	Balances Without Adoption
Net sales	$393,879	$(7,169)	$386,710
Cost of sales	$308,810	$(5,857)	$302,953
Gross profit	$85,069	$(1,312)	$83,757
Net income (loss)	$30,976	$(1,312)	$29,664

Selected Consolidated Statement of Cash Flows Line Items:

	Three Months Ended November 30, 2018
	As Reported	Adjustment	Balances Without Adoption
Net income	$30,976	$(1,312)	$29,664
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Change in operating assets and liabilities
Accounts receivable	$(89,441)	$5,934	$(83,507)
Inventories	$30,576	$(5,857)	$24,719
Prepaid expenses and other current assets	$(3,182)	$1,235	$(1,947)
Net cash provided by operating activities	$35,352	$—	$35,352

(2)	Business Acquisitions

On June 8, 2018, SMART Global Holdings entered into an Agreement and Plan of Merger (the Penguin Merger Agreement), by and among SMART Global Holdings, Glacier Acquisition Sub, Inc., a Delaware corporation and a wholly-owned indirect subsidiary of the SMART Global Holdings (Merger Sub), Penguin Computing, Inc., a California corporation (Penguin) and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the representative of the holders of the securities of Penguin. Pursuant to the Penguin Merger Agreement, on June 8, 2018, Merger Sub was merged with and into Penguin, with Penguin surviving as a wholly-owned indirect subsidiary of SMART Global Holdings (the Penguin Merger). SMART Global Holdings through one or more subsidiaries, paid the Penguin equityholders approximately $45 million at closing and assumed approximately $32.3 million of Penguin’s outstanding indebtedness. SMART Global Holdings financed the acquisition with net proceeds of $60.0 million from the Incremental Amendment (as defined in Note 7). Pursuant to the Penguin Merger Agreement, the former equityholders of Penguin were also entitled to cash earn-out payments of up to $25.0 million based on Penguin’s achievement of specified gross profit levels through December 31, 2018. SMART Global Holdings deposited $6.0 million of the purchase price into escrow as security for Penguin’s indemnification obligations during the escrow period of one year. SMART Global Holdings also deposited $2.0 million of the purchase price into escrow as security for customary post-closing adjustments to the purchase price.

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

Subsequent to the acquisition date, the Company adjusted the contingent consideration to its current fair value with such changes recognized in income from operations. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the gross profit target. As of November 30, 2018 and August 31, 2018, the fair value of the contingent consideration was $0.

A reconciliation of net cash exchanged in accordance with the purchase agreement to the total purchase price as of the closing date of the merger, June 8, 2018, is presented below (in thousands):

Net cash for merger	$42,316
Cash and cash equivalents acquired	2,769
Upfront payment in accordance with agreement	45,085
Post-closing adjustments in accordance with agreement	(3,479)
Total consideration	41,606
Estimated fair value of contingent consideration	3,000
Total purchase price	$44,606

The assets acquired and liabilities assumed at the acquisition date are based upon their respective fair values summarized below (in thousands):

Tangible assets acquired	$84,707
Liabilities assumed	(72,226)
Identifiable intangible assets	27,550
Goodwill	4,575
Total net assets acquired	$44,606

Asset categories acquired included working capital, fixed assets, and identified intangible assets. The intangible assets are as follows (in thousands):

	Amount	Estimated Useful Life (in years)
Customer relationships	$14,700	7 years
Trade name	12,200	7 years
Technology	250	4 years
Existing order backlog	400	< 1 year
	$27,550

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the Penguin Merger has been recorded as a noncurrent asset and is not amortized, but is subject to an annual review for impairment. Factors that contributed to the recognition of goodwill include the broader reach and capabilities of the Company into new technologies, markets and channels that leverage its existing products and services. Penguin brings an outstanding customer base, solid products and strong supplier relationships to the Company in the specialty compute, storage and networking markets. Penguin will have substantially improved access to capital to drive additional investment in, and further development and growth of its products and services.

As part of the Penguin Merger, the Company recorded a net deferred tax liability of $1.6 million. This amount was primarily comprised of $7.9 million related to non-goodwill intangible assets and other fair market value adjustments, offset by net deferred tax assets including acquired net operating losses and research credit carryovers totaling $6.3 million.

The total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed based on a preliminary valuation analysis. These preliminary values may change in future reporting periods upon finalization of the valuation and net working capital adjustment, which will occur no later than the third quarter of fiscal 2019. During fiscal 2018 the Company incurred certain costs related to the merger, which are included in selling, general and administrative expense in the consolidated income statements. Merger-related costs include the following (in thousands):

August 31, 2018
Professional fees	$2,496
Employee retention bonuses	1,181
$3,677

For the period of June 8, 2018 (date of acquisition) to August 31, 2018, total revenues and net loss for Penguin amounted to $52.5 million and $0.7 million, respectively.

Unaudited Pro Forma Information

The results of operations related to the Penguin acquisition have been included in our consolidated income statements from the acquisition date. The following unaudited pro forma financial information presents our combined results of operations for the three months ended November 24, 2017 as if the acquisition of Penguin and entering into the Incremental Amendment had occurred on August 27, 2016. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition been completed on August 27, 2016. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company. The actual results may differ significantly from the pro forma results presented here due to many factors.

Three Months Ended
(In thousands, except per share data)	November 24, 2017
Total net sales	$321,410
Net income	$21,083
Earnings per share:
Basic	$0.97
Diluted	$0.93

The unaudited pro forma financial information above reflects the following material adjustments:

•	Incremental amortization expense related to the estimated fair value of identifiable intangible assets from the purchase price allocation.
•	Incremental interest expense and amortization of debt issuance costs related to our Incremental Amendment.
•	The adjustments to income tax expense as a result of the consolidation and pro forma adjustments.
(3)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Three Months Ended
	November 30,	November 24,
	2018	2017
Affiliates:
Net sales	$35,297	$25,969

As of November 30, 2018 and August 31, 2018, amounts due from these affiliates were $11.8 million and $11.7 million, respectively.

(4)	Foreign Currency Exchange Contracts

The Company transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company utilizes foreign exchange forward contracts to mitigate foreign currency exchange rate risk associated with foreign-currency-denominated assets and liabilities, primarily third party payables.  The Company does not use foreign currency contracts for speculative or trading purposes.

Foreign exchange forward contracts outstanding at November 30, 2018 are not designated as hedging instruments for hedge accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated forward contracts are reported in other income (expense) in the condensed consolidated income statements. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense).

As of November 30, 2018, the Company’s non-designated forward contacts resulted in a $0.1 million derivative asset and a $1.1 million derivative liability. For the three months-ended November 30, 2018, the Company recognized realized losses in the amount of $1.3 million and net unrealized losses on the change in the fair value of the non-designated forward contracts in the amount of $1.0 million.

(5)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	November 30,	August 31,
	2018	2018
Raw materials	$91,095	$105,017
Work in process	26,214	35,977
Finished goods	71,081	80,425
Total inventories*	$188,390	$221,419

*	As of November 30, 2018 and August 31, 2018, 23% and 22%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	November 30,	August 31,
	2018	2018
Indemnification claims receivable*	$8,000	$8,000
Unbilled service receivables	8,056	5,361
Supplier advances	6,785	—
Prepaid ICMS taxes in Brazil**	3,369	4,593
Prepaid R&D expense	2,760	2,590
Prepayment for VAT and other transaction taxes	854	2,557
Contract assets***	2,370	—
Prepaid income taxes	1,704	1,697
Revolver debt fees	952	952
Other prepaid expenses and other current assets	5,501	6,293
Total prepaid expenses and other current assets	$40,351	$32,043

*	See Note 2.
**	See Note 1(i).
***	See Note 1(d).

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	November 30,	August 31,
	2018	2018
Office furniture, software, computers and equipment	$22,511	$21,267
Manufacturing equipment	103,044	97,192
Leasehold improvements*	26,246	24,011
	151,801	142,470
Less accumulated depreciation and amortization	91,389	85,855
Net property and equipment	$60,412	$56,615

*	Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment during the three months ended November 30, 2018 and November 24, 2017 was approximately $5.4 million and $5.0 million, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	November 30,	August 31,
	2018	2018
Prepaid ICMS taxes in Brazil*	$8,890	$7,483
Restricted cash**	—	5,859
Deferred tax assets	2,027	2,430
Prepaid R&D expense	2,055	2,218
Revolver debt fees	1,145	1,383
Tax receivable	1,449	1,237
Other	1,995	1,839
Total other noncurrent assets	$17,561	$22,449

*	See Note 1(i).
**	See Note 7.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2018	2018
Accrued employee compensation	$16,447	$19,501
Deferred revenue	9,384	8,292
Indemnification claims liability	4,521	4,521
VAT and other transaction taxes payable	3,968	3,037
Customer deposits	3,875	1,334
Income taxes payable	3,648	2,242
Accrued interest payable	1,957	2,457
Accrued warranty reserve	1,192	856
Derivative liability*	1,064	—
Accrued credits payable to customers	—	379
Other accrued liabilities	3,261	2,571
Total accrued liabilities	$49,317	$45,190

*	See Note 4.

(6)	Income Taxes

Provision for income taxes for the three month periods presented consisted of the following (in thousands):

	Three Months Ended
	November 30,	November 24,
	2018	2017
Provision for Income Taxes	$7,619	$3,149

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three months ended November 30, 2018 increased by $4.5 million as compared to the same period in the prior year, primarily due to higher income in non-U.S. jurisdictions subject to tax and an increase to tax expense due to the expiration of certain tax incentives.

As of November 30, 2018, the Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

(7)	Long-Term Debt

Amended Credit Agreement

On August 9, 2017, SMART Worldwide, SMART Modular Technologies (Global), Inc. (Global), and SMART Modular Technologies, Inc. (SMART Modular) entered into a Second Amended and Restated Credit Agreement (together with all related loan documents, as amended from time to time including as amended by the Incremental Amendment as defined below, the Amended Credit Agreement) with certain lenders which amended and restated that certain Amended and Restated Credit Agreement dated as of November 5, 2016 (the ARCA), which had amended and restated that certain Credit Agreement dated as of August 26, 2011 (the Original Credit Agreement). The Company’s subsidiaries named as borrowers in the Amended Credit Agreement and certain other subsidiaries that entered into a guarantee with respect to the Amended Credit Agreement including Penguin, are collectively referred to as the Loan Parties and together with SMART Modular Technologies Sdn. Bhd. (SMART Malaysia), the Credit Group. The Amended Credit Agreement provides for a $165 million of initial term loans (the Initial Term Loan) with a maturity date of August 9, 2022, and $50 million of revolving loans with a maturity date of February 9, 2021 (the Initial Revolver Maturity Date) which revolving loan maturity date automatically extends to February 9, 2022 if the total leverage ratio of the Credit Group is less than 3.0:1.0 on the Initial Revolver Maturity Date. SMART Global Holding is not a party to the Amended Credit Agreement.

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

On October 2, 2018, SMART Worldwide, Global and SMART Modular entered into the Second Amendment to the Amended Credit Agreement (the Second Amendment) which did not become effective until October 25, 2018. As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to make repayments of principal under the Initial Term Loans and the Incremental Term Loans at any time with respect to fiscal 2019. In addition, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019.

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

Covenants. The Amended Credit Agreement contains various representations and warranties and affirmative and negative covenants that are usual and customary for loans of this nature including, among other things, limitations on the Credit Group’s ability to engage in certain transactions, incur debt, pay dividends, and make investments. The Amended Credit Agreement also requires that the Credit Group maintain a Secured Leverage Ratio not in excess of 3.5:1.0 as of the end of each fiscal quarter (commencing with the fiscal quarter ending November 24, 2017) and puts restrictions on the Credit Group’s ability to retain cash proceeds from the sale of certain assets with net proceeds in excess of $2 million, subject to customary six-month reinvestment rights. The Incremental Amendment required the Credit Group to repay the Penguin Credit Facility, as defined below, and to pledge as collateral, all of the capital stock of and substantially all of the assets of Penguin within 60 days after the closing of the Penguin acquisition.

Interest and Interest Rates. Loans under the Amended Credit Agreement accrue interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings is 6.25% and with respect to base rate borrowings is 5.25%. The interest rate on the Initial Term Loans and Incremental Term Loans was 8.86% and 8.58% as of November 30, 2018, respectively.

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

Principal Payments. The Amended Credit Agreement requires quarterly repayments of principal under the Initial Term Loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter and, commencing on November 30, 2018, quarterly repayments of principal under the Incremental Term Loans equal to 2.5% of $60 million, or $1.5 million per fiscal quarter.  As a result of the Second Amendment, the borrowers were granted a holiday in fiscal 2019 from the obligation to make repayments of principal under the Initial Term Loans and the Incremental Term Loans. During the three months ended November 30, 2018 and November 24, 2017, the borrowers made scheduled principal payments of $0 and $4.1 million, respectively.

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

As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019. No mandatory prepayments were required for the three months ended November 30, 2018 or for fiscal 2018.

On June 2, 2017, SMART Global Holdings contributed $61.0 million from the proceeds of the IPO, to Global which proceeds Global in turn used to pay down the original term loans under the Original Credit Agreement, as required under the ARCA, which resulted in a $6.7 million loss on early repayment of long-term debt. As of August 9, 2017, prior to the one year anniversary of the ARCA, the Credit Group entered into the Amended Credit Agreement with new term loans in the aggregate principal amount of $165 million with different lenders. The proceeds from the Amended Credit Agreement were used to fully repay and refinance the term loans under the ARCA in the principal amount of $151.0 million, which resulted in a write off of $15.2 million of original issue discount and debt issuance costs as an extinguishment loss.

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

As of November 30, 2018 and August 31, 2018, the outstanding principal balance of all term loans under the Amended Credit Agreement was $208.5 million and there were no outstanding revolving loans. The fair value of the term loans as of November 30, 2018 and August 31, 2018 was estimated to be approximately $207.5 million. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

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

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES, referred to as the BNDES 2013 Credit Agreement. Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $13.6 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. Prior to July 2018, SMART Brazil’s obligations under the BNDES 2013 Credit Agreement were guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil in favor of Itaú Bank and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement. The committed amount was R$6.0 million (or $1.6 million), which is shown on the Company’s condensed consolidated balance sheets as restricted cash in other noncurrent assets as of August 31, 2018.

Approximately half of the available debt under the BNDES 2013 Credit Agreement accrues interest at a fixed rate while the other half accrues interest at a floating rate. The facility under the BNDES 2013 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment being due on July 15, 2019.

As of November 30, 2018, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$9.6 million (or $2.6 million), of which R$4.7 million (or $1.3 million) accrues interest at the fixed rate of 3.5% and R$4.9 million (or $1.3 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum. As of August 31, 2018, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$12.9 million (or $3.4 million), of which R$6.3 million (or $1.7 million) accrues interest at the fixed rate of 3.5% and R$6.6 million (or $1.7 million) of the debt accrues interest at the floating rate of BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Credit Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $14.2 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

Prior to July 2018, SMART Brazil’s obligations under the BNDES 2014 Credit Agreement was also guaranteed by Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil in favor of Itaú Bank and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 30.31% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2014 Credit Agreement, or approximately R$16.0 million (or $4.3 million) of required cash balances, which is shown on the Company’s condensed consolidated balance sheets as restricted cash in other noncurrent assets as of August 31, 2018.

In July 2018, SMART Brazil entered into guarantee arrangements with Banco Votorantim S.A. which bank in turn replaced the guarantees of the BNDES Credit Agreements previously issued by Itaú Bank.  As a result, the guarantees with Itaú Bank were cancelled and Itaú Bank returned R$22.0 million (or $5.9 million) of committed balances to SMART Brazil in the first quarter of fiscal 2019. As such, the Company no longer has any restricted cash on its condensed consolidated balance sheets as of November 30, 2018.

The available debt under the BNDES 2014 Credit Agreement accrues interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal payment being due on July 15, 2020.

As of November 30, 2018 and August 31, 2018, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was R$23.1 million (or $6.2 million) and R$26.4 million (or $7.0 million), respectively.

While the BNDES Credit Agreements do not include any financial covenants, they contain affirmative and negative covenants customary for loans of this nature, including, among other things, an obligation to comply with all laws and regulations; a right for BNDES to terminate the loan in the event of a change of effective control; and a prohibition against the disposition or encumbrance, without BNDES consent, of intellectual property developed with the funds from the loans. The BNDES 2013 Credit Agreement includes an obligation to draw down the entire loan within specified periods of time or pay unused commitment fees of 0.1%. The BNDES 2014 Credit Agreement required a loan fee of 0.3% of the total face amount of the loan facility.

The fair value of amounts outstanding under the BNDES Credit Agreements as of November 30, 2018 and August 31, 2018 were estimated to be approximately $8.0 million and $9.4 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

The Amended Credit Agreement and the BNDES Credit Agreements are classified as follows in the accompanying consolidating balance sheets (in thousands):

	November 30,	August 31,
	2018	2018
Term loans	$208,500	$208,500
BNDES 2013 principal balance	2,592	3,422
BNDES 2014 principal balance	6,213	7,030
Unamortized debt discount	(2,367)	(2,520)
Unamortized debt issuance costs	(4,538)	(4,833)
Net amount	210,400	211,599
Current portion of long-term debt	(9,868)	(27,409)
Long-term debt	$200,532	$184,190

The future minimum principal payments under the Amended Credit Agreement and the BNDES Credit Agreements as of November 30, 2018 are (in thousands):

	Amended Credit Agreement	BNDES	TOTAL
Fiscal year ending August:
Remainder of fiscal 2019	$—	$5,255	$5,255
2020	22,500	3,550	26,050
2021	22,500	—	22,500
2022	163,500	—	163,500
Total	$208,500	$8,805	$217,305

(8)	Financial Instruments

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

•

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets and liabilities. The Company’s Level 2 assets and liabilities include the term loans under the Amended Credit Agreement and the BNDES Credit Agreements that are classified as long-term debt, and derivative financial instrument.

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not have any financial instruments measured under Level 3 as of November 30, 2018 and August 31, 2018.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of November 30, 2018:
Assets
Cash and cash equivalents	$63.0	$—	$—	$63.0
Derivative financial instrument(1)		0.1		0.1
Total assets measured at fair value	$63.0	$0.1	$—	$63.1
Liabilities
Term loans(2)	$—	$207.5	$—	$207.5
BNDES Credit Agreements(2)	—	8.0	—	8.0
Derivative financial instrument(1)	—	1.1	—	1.1
Total liabilities measured at fair value	$—	$216.6	$—	$216.6
Balances as of August 31, 2018:
Assets
Cash and cash equivalents	$31.4	$—	$—	$31.4
Restricted cash(3)	5.9	—	—	5.9
Total assets measured at fair value	$37.3	$—	$—	$37.3
Liabilities
Term loans	$—	$207.5	$—	$207.5
BNDES Credit Agreements	—	9.4	—	9.4
Total liabilities measured at fair value(2)	$—	$216.9	$—	$216.9

(1)	Included in prepaid expenses and other current assets and accrued liabilities on the Company's condensed consolidated balance sheets – see Note 5.
(2)	Included under long-term debt on the Company's condensed consolidated balance sheets.
(3)	Included in other noncurrent assets on the Company’s condensed consolidated balance sheets – see Note 5.

(9)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which was amended and restated as of May 18, 2017 and is now known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (the SGH Plan). The SGH Plan provides for grants of equity awards to employees, directors and consultants of SMART Global Holdings and its subsidiaries. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. The options and restricted share units (RSUs) generally vest over a four-year period beginning on the grant date and generally have a ten-year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of November 30, 2018, there were 3,682,427 ordinary shares reserved for issuance under the SGH Plan, of which 752,761 ordinary shares were available for grant. As of August 31, 2018, there were 3,385,550 ordinary shares reserved for issuance under the SGH Plan, of which 251,965 ordinary shares were available for grant.

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

The following assumptions were used to value the Company’s stock options:

	Three Months Ended
	November 30,	November 24,
	2018	2017
Stock options:
Expected term (years)	6.25	6.25
Expected volatility	45.76%	42.28%
Risk-free interest rate	2.88%	2.15%
Expected dividends	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining
		per share	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Options outstanding at August 31, 2018	2,414	$28.75	7.88	$20,459
Options granted	13	29.83
Options exercised	(210)	31.01
Options cancelled	(1)	2.64
Options outstanding at November 30, 2018	2,216	$30.41	7.71	$17,110
Options exercisable at November 30, 2018	539	$14.16	6.67	$10,854
Options vested and expected to vest at November 30, 2018	2,216	$30.41	7.71	$17,110

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

Three Months Ended
November 30,
2018
Stock options:
Expected term (years)	1.10 - 4.00
Expected volatility	46.29%
Risk-free interest rate	2.75%
Expected dividends	—

The Black-Scholes weighted average fair value of options granted under the SGH Plan during the three months ended November 30, 2018 and November 24, 2017 was $14.41 and $15.83 per share, respectively. The total intrinsic value of employee stock options exercised in the three months ended November 30, 2018 and November 24, 2017 was $4.1 million and $1.9 million, respectively. As of November 30, 2018, there was approximately $21.6 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 2.77 years.

SGH Plan—Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs)

A summary of the changes in RSAs and RSUs outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
	Shares	per share	value
Awards outstanding at August 31, 2018	720	$27.50	$23,753
Awards granted	53	29.87
Awards vested and paid out	(55)	9.77
Awards forfeited and cancelled	(5)	32.33
Awards outstanding at November 30, 2018	713	$29.01	$24,469

The share-based compensation expense related to RSAs and RSUs during the three months ended November 30, 2018 and November 24, 2017 was approximately $1.6 million and $0.3 million, respectively. The total fair value of shares vested during the three months ended November 30, 2018 and November 24, 2017 was approximately $1.7 million and $0.1 million, respectively.

Employee Share Purchase Plan

In January 2018, the Company’s shareholders approved the SGH 2018 Employee Share Purchase Plan (the Purchase Plan) under which an aggregate of 650,000 ordinary shares are available for purchase to eligible employees as of November 30, 2018. The Purchase Plan generally permits employees to purchase ordinary shares at 85% of the lower of the fair market value of the ordinary shares at the beginning or at the end of each purchase period, which is generally six months. Rights to purchase ordinary shares are granted during the first and third quarter of each fiscal year.  The Purchase Plan terminates in January 2028. As of November 30, 2018, 35,987 ordinary shares have been purchased under the Purchase Plan and 614,013 ordinary shares are reserved for future purchases by eligible employees.

Equity Rights and Restrictions

The holders of ordinary shares of SMART Global Holdings are entitled to such dividends and other distributions as may be declared by the board of directors of SMART Global Holdings from time-to-time, out of the funds of SMART Global Holdings lawfully available therefor.

Substantially all SMART Global Holdings shares owned by employees, by certain former lenders of the Company, and all shares underlying the SMART Global Holdings options and RSUs are subject to either the Employee Investors Shareholders Agreement dated August 26, 2011 (the Employee Investors Shareholders Agreement) or the Amended and Restated Investors Shareholders Agreement dated as of November 5, 2016 (as amended by Amendment No. 5, Amendment No. 4, Amendment No. 3, Amendment No. 2 and subsequent amendments, the Amended and Restated Investors Shareholders Agreement; the Employee Investors Shareholders Agreement and the Amended and Restated Investors Shareholders Agreement are collectively referred to as the Shareholders Agreements). Under the terms of the Shareholders Agreements, such shares are subject to certain restrictions on sale and could become subject to lock-up restrictions in the event of any future registered public offerings by the Company.

(b)	Savings and Retirement Program

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the three months ended November 30, 2018 and November 24, 2017 were approximately $0.4 million and $0.2 million, respectively.

(10)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases during the three months ended November 30, 2018 and November 24, 2017 was $1.2 million and $0.7 million, respectively.

Future minimum lease payments under all leases as of November 30, 2018 are as follows (in thousands):

Amount
Fiscal year ending August:
Remainder of fiscal 2019	$3,059
2020	3,891
2021	3,390
2022	2,700
2023	1,519
Thereafter	3,992
Total	$18,551

(b)	Product Warranty and Indemnities

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Three Months Ended
	November 30,	November 24,
	2018	2017
Beginning accrued warranty reserve	$856	$275
Warranty claims	(366)	(153)
Provision for product warranties	702	125
Ending accrued warranty reserve	$1,192	$247

Product warranty reserves are recorded in accrued liabilities in the accompanying condensed consolidated balance sheets.

In addition to potential liability for warranties related to defective products, the Company currently has in effect a number of agreements in which it has agreed to defend, indemnify and hold harmless its customers and suppliers from damages and costs, which may arise from product defects as well as from any alleged infringement by its products on third-party patents, trademarks or other proprietary rights. The Company believes its internal development processes and other policies and practices limit its exposure related to such indemnities. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, to date, the Company has not had to reimburse any of its customers or suppliers for any losses related to these indemnities. The Company has not recorded any liability in its financial statements for such indemnities.

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

Netlist

On September 10, 2012, SMART Modular filed a complaint in the Eastern District of California (the EDCA) against Netlist alleging infringement of certain claims of SMART Modular’s U.S. Patent No. 8,250,295 (the ‘295 patent) and seeking, among other things, a preliminary injunction. Netlist filed certain counterclaims alleging, among other things, attempted monopolization, collusion, unfair competition, fraud on the U.S. Patent and Trademark Office (the USPTO) and sham litigation, and asserting that the ‘295 patent is invalid. The counterclaims do not specify the amount of damages sought. Netlist also filed a request for reexamination of the ‘295 patent in the USPTO. On May 30, 2013, the court denied SMART Modular’s motion for a preliminary injunction and granted a stay in the proceedings pending the outcome of the reexamination. In September 2016, the EDCA lifted the stay. After several filings and decisions at the USPTO and the Patent Trial and Appeals Board (the PTAB) from 2013 through 2017, in December 2017, the PTAB issued a decision declaring the original claims of SMART Modular’s ‘295 patent as well as certain newly added claims, to be invalid. The Company has appealed the decision of the PTAB to the Federal Circuit Court of Appeals. In March 2018, SMART Modular and Netlist entered a stipulation staying the court proceedings pending the outcome of the appeal and completion of the reexamination of SMART Modular’s ‘295 patent.

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

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117 million (or $31.5 million) (the First Assessment). The First Assessment was from the federal tax authorities of Brazil and related to four taxes in connection with importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.6 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

In March 2012, SMART Brazil filed defenses to the First Assessment and the Second Assessment. On May 2, 2013, the first level administrative tax court issued a ruling in favor of the tax assessor and against SMART Brazil on the First Assessment. On May 31, 2013, SMART Brazil filed an appeal to the second level tax court known as CARF. The appeal was heard on November 26, 2013 and the Company received a unanimous favorable ruling rejecting the position of the tax authorities. This ruling was published by the tax authorities and made official in February 2014. Subsequently, the tax authorities filed a request for clarification and on September 17, 2014, the Company received a unanimous ruling rejecting the request from the tax authorities for clarification. On November 7, 2014, the tax authorities notified CARF that they would not be appealing the CARF decision, and the First Assessment has been extinguished. On February 6, 2018, the first level administrative court unanimously ruled in favor of SMART Brazil with respect to the Second Assessment. Due to the size of the Second Assessment, Brazil law required that the tax authorities appeal the decision to CARF. The appeal on the Second Assessment was heard on December 11, 2018 and the Company received a unanimous favorable ruling rejecting the position of the tax authorities. The tax authorities may file a request for clarification or they may appeal this decision on the Second Assessment to CARF’s Superior Chamber after the decision is officially published.

On December 12, 2013, SMART Brazil received another notice of assessment in the amount of R$3.6 million (or $1.0 million) with respect to the same import-related tax issues and penalties discussed above for 2012 and 2013 (the Third Assessment). The Third Assessment does not seek import duties and related taxes on Dynamic Random Access Memory (DRAM) products and only seeks import duties and related taxes on Flash unmounted components with respect to the months of January 2012 to June 2012. This is because SMART Brazil’s imports of DRAM unmounted components were subject to 0%, and, after June 2012, SMART Brazil’s imports of Flash unmounted components also became subject to 0% import duties and related taxes, both as a result of PADIS. Even with this 0%, if SMART Brazil is found to have used the incorrect product classification code, SMART Brazil will be subject to an administrative penalty equal to 1% of the value of the imports. SMART Brazil has filed defenses to the Third Assessment. The Company believes that SMART Brazil used the correct product code on its imports and that the Third Assessment is incorrect. SMART Brazil intends to vigorously fight this matter. Although SMART Brazil did not receive the Third Assessment until December 12, 2013, the Third Assessment was issued before the CARF decisions in favor of SMART Brazil on the First Assessment and the Second Assessment were published.

The amounts claimed by the tax authorities on the Second Assessment and on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$15.2 million (or $4.1 million) and R$15.1 million (or $4.0 million) as of November 30, 2018 and August 31, 2018, respectively.

As a result of the CARF decisions in favor of SMART Brazil on the First Assessment and the Second Assessment, the Company believes that the probability of any material charges as a result of the Second Assessment and the Third Assessment is remote and the Company does not expect the resolution of these disputed assessments to have a material impact on its consolidated financial position, results of operations or cash flows. While the Company believes that the Second Assessment and the Third Assessment are incorrect, there can be no assurance that SMART Brazil will prevail in the disputes.

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

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, and property and equipment by geographic area is as follows (in thousands):

	Three Months Ended
	November 30,	November 24,
	2018	2017
Geographic Net Sales:
U.S.	$92,913	$44,152
Brazil	199,318	157,996
Asia	77,895	51,094
Europe	13,844	6,034
Other Americas	9,909	6,133
Total	$393,879	$265,409

	November 30,	August 31,
	2018	2018
Property and Equipment, Net:
U.S.	$7,633	$7,805
Brazil	45,886	41,611
Malaysia	4,616	4,749
Other	2,277	2,450
Total	$60,412	$56,615

(12)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Three Months Ended
	November 30, 2018		November 24, 2017
	Amount	Percentage of net sales	Amount	Percentage of net sales
Customer A	$101,773	26%	$70,498	27%
Customer B	51,351	13%	31,359	12%
Customer C	47,937	12%	44,790	17%
	$201,061	51%	$146,647	56%

As of November 30, 2018, four direct customers that represented less than 10% of net sales, Customers D, E, F and G, accounted for approximately 20%, 17%, 14% and 13% of accounts receivable, respectively. As of August 31, 2018, four direct customers that represented less than 10% of net sales, Customers D, E, F and G, accounted for approximately 15%, 17%, 11% and 19% of accounts receivable, respectively.

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

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended
	November 30,	November 24,
	2018	2017
Numerator:
Net income	$30,976	$21,005
Denominator:
Weighted average shares outstanding:
Basic	22,595	21,673
Diluted	23,257	22,715
Earnings per share:
Basic	$1.37	$0.97
Diluted	$1.33	$0.92
Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	1,789	84

(14)	Other Income (Expense), Net

The following table provides the detail of other income (expense), net as follows (in thousands):

	Three Months Ended
	November 30,	November 24,
	2018	2017
Foreign currency losses	$(3,384)	$(2,742)
Other	55	27
Total other income (expense), net	$(3,329)	$(2,715)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for our fiscal year ended August 31, 2018 (our “Annual Report”). This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

SMART Global Holdings, Inc. (“SMART”) is a global leader in specialty memory solutions, serving the electronics industry for over 25 years. We have a leading market position worldwide, as measured by revenue, in specialty memory where we work closely with OEM customers to develop solutions, which incorporate customer-specific requirements. Our products are designed-in by OEMs in the networking, enterprise storage, telecom, industrial and other such vertical markets. In addition, as part of our global business, we have established a leading market position, as measured by market share, in Brazil as the largest in-country manufacturer of memory for desktops, notebooks and servers, as well as mobile memory for smartphones. As a result of our acquisition of Penguin Computing, Inc. (“Penguin”) in June 2018 and the creation of a new business unit, SMART Specialty Compute & Storage Solutions (“SCSS”), we have expanded our serviceable markets into areas requiring specialized computing platforms in artificial intelligence and machine learning, advanced modeling and high performance computing serving a broad base of enterprise and government customers. Additionally, in the fourth quarter of fiscal 2018, we began a new business in Brazil to focus on battery assembly for smartphones which we expect will contribute to revenue in fiscal 2019.   We believe our customers rely on us as a strategic supplier due to our application-specific products, quality and technical support, our global footprint and, in Brazil, our ability to provide locally manufactured products. We also provide customized, integrated supply chain services to certain OEM customers to assist them in the management and execution of their procurement processes.

Results of Operations

The following is a summary of our results of operations for the three months ended November 30, 2018 and November 24, 2017:

	Three Months Ended
	November 30, 2018	% of sales*	November 24, 2017	% of sales*
	(in thousands, other than percentages and per share data)
Consolidated Income Statements:
Net sales	$393,879	100%	$265,409	100%
Cost of sales (1)	308,810	78%	207,573	78%
Gross profit	85,069	22%	57,836	22%
Operating expenses:
Research and development (1) (2)	11,816	3%	8,550	3%
Selling, general and administrative (1) (2)	25,454	6%	17,818	7%
Total operating expenses	37,270	9%	26,368	10%
Income from operations	47,799	12%	31,468	12%
Other income (expense):
Interest expense, net	(5,875)	(1%)	(4,599)	(2%)
Other expense, net	(3,329)	(1%)	(2,715)	(1%)
Total other expense	(9,204)	(2%)	(7,314)	(3%)
Income before income taxes	38,595	10%	24,154	9%
Provision for income taxes	7,619	2%	3,149	1%
Net income	$30,976	8%	$21,005	8%

Earnings per share:
Basic	$1.37		$0.97
Diluted	$1.33		$0.92
Shares used in computing earnings per share:
Basic	22,595		21,673
Diluted	23,257		22,715
* Summations may not compute precisely due to rounding.
(1) Includes share-based compensation expense as follows:
Cost of sales	$545		$218
Research and development	634		274
Selling, general and administrative	2,876		1,113
(2) Includes amortization of intangible assets expense as follows:
Cost of sales	$16		$—
Research and development	—		245
Selling, general and administrative	961		1,023

Three Months Ended November 30, 2018 as Compared to the Three Months Ended November 24, 2017

Net Sales

Net sales increased by $128.5 million, or 48.4%, during the three months ended November 30, 2018 compared to the same period in the prior year. The increase was due in large part to $54.7 million of revenue from our new SCSS business which was acquired in June 2018. Our Brazil DRAM sales also increased as server demand grew, leading to 58% higher sales which were also positively impacted by product mix as our average selling prices of modules increased 41%.  In addition, our mobile memory sales in Brazil grew 18%, driven in part by new product introductions of higher density embedded multi-chip package (“eMCP”) products, a 12% increase in the average selling prices of mobile memory products resulting from increasing mobile density, and an increase in local content requirements from 30% to 50% for mobile memory products for smartphones effective January 1, 2018. Strategic investments to increase production capacity in prior periods helped enable us to meet the increased demand in the Brazil mobile memory market. Our Specialty DRAM and Flash sales also increased due to strength in the server, networking and communication markets, leading to 20% and 51% higher sales, respectively, and increases of 21% and 45% in average selling prices, respectively.

Cost of Sales

Cost of sales increased by $101.2 million, or 48.8%, during the three months ended November 30, 2018 compared to the same period in the prior year, primarily due to an increase of 50% in the cost of materials for the higher level of sales, as well as higher production costs related to the increased revenue and additional costs for the new SCSS business. Included in the cost of sales increase was a favorable foreign exchange impact of $3.0 million due to locally sourced cost of sales in Brazil.

Gross Profit

Gross margin decreased slightly to 21.6% during the three months ended November 30, 2018 compared to 21.8% for the same period in the prior year, primarily due to higher cost of sales for SCSS.

Research and Development Expense

Research and development (“R&D”) expense increased by $3.3 million, or 38.2%, during the three months ended November 30, 2018 compared to the same period in the prior year. The increase was primarily due to $2.0 million higher costs from our new SCSS business, as well as higher personnel-related expenses and test materials. Included in the R&D expense increase was a favorable foreign exchange impact of $1.0 million.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased by $7.6 million, or 42.9%, during the three months ended November 30, 2018 compared to the same period in the prior year. The increases were primarily due to $7.7 million higher costs from our new SCSS business, as well as higher public company expenses, partially offset by lower intangible amortization expense as some intangible assets became fully amortized. Included in the SG&A expense increase was a favorable foreign exchange impact of $0.6 million.

Other Income (Expense)

Interest expense, net increased $1.3 million, or 27.7%, during the three months ended November 30, 2018 compared to the same period in the prior year, primarily due to higher interest expense from an incremental loan due to the SCSS acquisition. Other income (expense), net increased by $0.6 million primarily due to foreign currency losses.

Provision for Income Taxes

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to SMART, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three ended November 30, 2018 increased by $4.5 million, as compared to the same period in the prior year primarily due to higher income in non-U.S. jurisdictions subject to tax and an increase to tax expense due to the expiration of certain tax incentives.

As of November 30, 2018, SMART has a full valuation allowance for our net deferred tax assets associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. SMART calculates and provides for income taxes in each of the tax jurisdictions in which it operates, which involves estimating current tax exposures as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction. The estimates used could differ from actual results, which may have a significant impact on operating results in future periods.

Liquidity and Capital Resources

	Three Months Ended
	November 30, 2018	November 24, 2017
	(in thousands)
Cash provided by operating activities	$35,352	$14,257
Cash used in investing activities	(13,363)	(6,039)
Cash provided by (used in) financing activities	1,713	(7,233)
Effect of exchange rate changes on cash, cash equivalents and restricted cash *	2,018	(231)
Net increase (decrease) in cash, cash equivalents and restricted cash *	$25,720	$754

* Cash balance was adjusted to include restricted cash upon adoption of ASU 2016-18 in fiscal 2019.

At November 30, 2018, we had cash and cash equivalents of $63.0 million, of which approximately $47.9 million was held outside of the United States.

In June 2018, we acquired Penguin for a purchase price of approximately $45 million and assumed approximately $32.3 million of Penguin’s outstanding indebtedness. We financed the acquisition with net proceeds from the $60 million Incremental Amendment as defined in Note 7.

In October 2018, we entered into the Second Amendment to the Amended Credit Agreement (as defined in Note 7). As a result of the Second Amendment, we were granted a holiday from the obligation to make repayments of principal under the Initial Term Loans and the Incremental Term Loans (as defined in Note 7) at any time with respect to fiscal 2019. In addition, we were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019.

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

During the three months ended November 30, 2018, cash provided by operating activities was $35.4 million. The primary factors affecting our cash flows during this period were $31.0 million of net income and $11.5 million of non-cash related expenses, partially offset by a $7.1 million change in our net operating assets and liabilities. The $7.1 million change in net operating assets and liabilities consisted of increases of $89.4 million in accounts receivable and $3.2 million in prepaid expenses and other assets, offset by a decrease of $30.6 million in inventory, and increases of $48.5 million in accounts payable and $6.4 million in accrued expense and other liabilities. The increases in accounts receivable and accounts payable were primarily due to higher gross sales, while the decrease in inventory was due to the ASC 606 adjustment required in fiscal 2019 (refer to Note 1(u)).

During the three months ended November 24, 2017, cash used in operating activities was $14.3 million. The primary factors affecting our cash flows during this period were $21.0 million of net income and $8.4 million of non-cash related expenses, partially offset by $15.1 million change in our net operating assets and liabilities. The $15.1 million change in net operating assets and liabilities consisted of increases of $55.8 million in accounts receivable and $3.7 million in inventory, and a decrease of $4.9 million in accrued expenses and other liabilities, offset by a decrease of $1.8 million in prepaid expenses and other assets and an increase of $47.5 million in accounts payable. The increases in accounts receivable, inventory and accounts payable were primarily due to higher gross sales.

Net cash used in investing activities during the three months ended November 30, 2018 was $13.4 million consisting primarily of purchases of property and equipment. Net cash used in investing activities during the three months ended November 24, 2017 was $6.0 million consisting primarily of purchases of property and equipment.

Net cash used in financing activities during the three months ended November 30, 2018 was $1.7 million, consisting primarily of $3.4 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans, partially offset by $1.7 million long-term debt payments for the BNDES Credit Agreements. Net cash used in financing activities during the three months ended November 24, 2017 was $7.2 million consisting primarily of $6.2 million long-term debt payments for both the Amended Credit Agreement and the BNDES Credit Agreements and $1.3 million payment of expenses related to our IPO.

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

Foreign Exchange Risks

We are subject to inherent risks attributed to operating in a global economy. Our international sales and our operations in foreign countries subject us to risks associated with fluctuating currency values and exchange rates. Because a portion of our sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. A significant portion of the sales of our products are denominated in Brazil reais. In addition, we have certain costs that are denominated in foreign currencies, and increases in the value of the U.S. dollar could result in increases in such costs that could have a material adverse effect on our results of operations. Beginning in the first quarter of fiscal 2019, we entered into forward contracts to hedge a portion of our foreign exchange risk in Brazil.

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the Brazil reais. Approximately 51% and 60% of our net sales during the three months ended November 30, 2018 and November 24, 2017, respectively, originated in reais. We present our combined financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our combined financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our consolidated income statements is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated income statements are also impacted by foreign currency gains and losses recorded in Other Expense arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During the three months ended November 30, 2018 and November 24, 2017, we recorded $3.4 million and $2.7 million, respectively, of foreign exchange losses.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term and short-term debt, including the $208.5 million aggregate balance under the term loans under the Amended Credit Agreement, R$9.6 million (or $2.6 million) balance under the BNDES 2013 Credit Agreement and R$23.1 million (or $6.2 million) balance under the BNDES 2014 Credit Agreement, in each case as of November 30, 2018. Although we did not have any revolving balances outstanding as of November 30, 2018, the revolving facility under the Amended Credit Agreement provides for borrowings of up to $50 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the revolving loans under the Amended Credit Agreement were fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $2.6 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 10, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for our fiscal year ended August 31, 2018, except as set forth below.  These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Our success in Brazil depends in part on Brazilian laws establishing local content requirements for electronics products. The elimination of or a reduction in the local content requirements, or our inability to secure the benefits of these regulations, could significantly reduce the demand for, and the profit margins on, our products in Brazil.

Successive Brazilian governmental administrations have adopted economic policies intended to foster innovation and investment in local production, stimulate job growth, provide stimulus to exports and defend local manufacturers in various industries. In recent decades, the Brazilian government identified the design and manufacture of ICs as a priority and established tax incentives and local content requirements intended to promote the development of the local IT industry. These incentives include the Lei da Informática—Processo Produtivo Básico (PPB/IT Program), the Support Program for the Technological Development of the Semiconductor and Display Industries (PADIS) and Lei do Bem. The PPB/IT program is intended to promote local manufacturing by allowing qualified companies to sell specified IT products, including desktops, notebooks, servers, SmartTVs and mobile products, with a reduced Brazilian federal excise tax rate, or the IPI, as compared to the rate that is required to be collected by non-qualified suppliers. The PPB/IT Program provides an incentive for certain customers to purchase products from us because they are not required to pay the regular level of IPI on their purchases. Under the PPB/IT Program, the percentage of local content required in specified IT products has increased significantly from 2006 to present, and the law that provides the PPB/IT Program benefits is currently legislated to remain in force through the end of 2029. For example, under the PPB/IT Program, from 2006 to present the total requirement of DRAM modules made with locally packaged DRAM ICs for notebook computers has increased from 0% to 80% and is expected to remain at current levels through the end of 2029. In order to receive the intended treatment as a PPB/IT Program supplier, our subsidiary, SMART do Brazil, is required to invest in research and development activities in an amount equal to 4% of its gross annual sales revenues reduced by the following: the cost of raw materials qualified as products eligible for the PPB/IT Program, including the ICs that are purchased from our other Brazilian subsidiary, SMART Brazil, and that are used to make memory modules; applicable sales taxes; the value of products exported out of Brazil; and the value of products shipped to the Manaus Free Trade Zone. Brazil’s local content requirements for the IT industry have been subject to criticism by other governments and international organizations.

In 2013, the European Union (EU), later joined by Japan, requested the establishment of a panel within the World Trade Organization (WTO) to determine whether certain measures enacted by the Brazilian government concerning tax incentives and local content requirements for the automotive and several other industries including the IT industry and including PADIS, the PPB/IT Program and Lei do Bem, are inconsistent with WTO rules. On August 30, 2017 the WTO panel released a report in which the panel concluded, among other things, that the tax exemptions, reductions and suspensions granted for the automotive, IT and other industries amount to subsidies that are inconsistent with the principles of the various WTO agreements, and the panel recommended that Brazil withdraw these subsidies. The parties all filed appeals to the report’s findings and hearings on the appeals were held in June 2018. On December 13, 2018, the appellate body of the WTO released its decision in which it upheld some of the panel’s findings that certain of the incentives available to us in Brazil are contrary to certain of the principles of the WTO agreements, and the appellate body reversed certain of the panel’s findings including the panel’s findings with respect to the time frame for Brazil to remediate the ways in which certain of the Brazil policies were considered to be contrary to the principles of the WTO agreements. The appellate body noted that it would not contravene the principles of the WTO agreements for Brazil to establish local manufacturing processes as a condition to benefit from incentives granted by the government, provided that such benefits do not impose a less favorable treatment on imported goods compared with locally manufactured goods. We expect that the current programs will remain unchanged through the end of calendar 2019. Government officials in Brazil have previously expressed their intent to restructure the incentives to be consistent with the WTO principles in order to continue to support local industry. There can be no assurance, however, that the programs will ultimately be restructured and implemented or, if implemented, whether the restructured programs will provide the same level of support and benefit to our business as is currently the case.  While we cannot predict the outcome of the actions to be taken by the government of Brazil, the decision of the WTO could result in significant adverse changes to the local content rules and incentives available to us and our customers in Brazil. Any suspension, early termination or other adverse change in the local content requirements could significantly reduce the demand for, and the profit margins on, our products in Brazil, and would have a material adverse effect on our business, results of operations, cash flows and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Amended Credit Agreement

We are subject to certain restrictions with respect to the use of our working capital and our ability to pay dividends under our Amended Credit Agreement, as described in Note 7, Long-Term Debt—Amended Credit Agreement, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

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

SMART GLOBAL HOLDINGS, INC.

Date: January 8, 2019	By:	/s/ AJAY SHAH
		Name:	Ajay Shah
		Title:	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: January 8, 2019	By:	/s/ JACK PACHECO
		Name:	Jack Pacheco
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)