Form 10-Q
period 2019-03-01
SMART Global Holdings, Inc.
filed 2019-03-28
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2019

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

As of March 1, 2019, the registrant had 22,927,251 ordinary shares outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART Global Holdings, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 1,	August 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$95,174	$31,375
Accounts receivable, net of allowances of $156 and $225 as of March 1, 2019 and August 31, 2018, respectively	326,470	237,212
Inventories	171,843	221,419
Prepaid expenses and other current assets	27,927	32,043
Total current assets	621,414	522,049
Property and equipment, net	66,860	56,615
Other noncurrent assets	17,702	22,449
Intangible assets, net	24,302	26,255
Goodwill	46,130	45,394
Total assets	$776,408	$672,762
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$257,316	$223,186
Accrued liabilities	52,008	45,190
Current portion of long-term debt	14,694	27,409
Total current liabilities	324,018	295,785
Long-term debt	194,537	184,190
Other long-term liabilities	7,563	5,659
Total liabilities	$526,118	$485,634
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 22,927 and 22,480 as of March 1, 2019 and August 31, 2018, respectively	691	678
Additional paid-in capital	262,603	250,191
Accumulated other comprehensive loss	(170,054)	(175,995)
Retained earnings	157,050	112,254
Total shareholders’ equity	250,290	187,128
Total liabilities and shareholders’ equity	$776,408	$672,762

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 1,	February 23,	March 1,	February 23,
	2019	2018	2019	2018
Net sales (1)	$304,063	$313,965	$697,942	$579,374
Cost of sales	246,932	240,948	555,742	448,521
Gross profit	57,131	73,017	142,200	130,853
Operating expenses:
Research and development	11,238	9,852	23,054	18,402
Selling, general, and administrative	23,442	18,087	48,896	35,905
Total operating expenses	34,680	27,939	71,950	54,307
Income from operations	22,451	45,078	70,250	76,546
Interest expense, net	(5,273)	(4,230)	(11,148)	(8,829)
Other income (expense), net	252	2,548	(3,077)	(167)
Total other expense	(5,021)	(1,682)	(14,225)	(8,996)
Income before income taxes	17,430	43,396	56,025	67,550
Provision for income taxes	4,644	6,602	12,263	9,751
Net income	$12,786	$36,794	$43,762	$57,799
Earnings per share:
Basic	$0.56	$1.68	$1.93	$2.65
Diluted	$0.55	$1.60	$1.88	$2.53
Shares used in computing earnings per share:
Basic	22,872	21,915	22,733	21,794
Diluted	23,359	23,038	23,314	22,877

(1)

Includes sales to affiliates of $32,917 and $68,214 in the three and six months ended March 1, 2019, respectively, and $35,102 and $61,071 for the same periods ended February 23, 2018, respectively (see Note 3).

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 1,	February 23,	March 1,	February 23,
	2019	2018	2019	2018
Net income	$12,786	$36,794	$43,762	$57,799
Other comprehensive income (loss):
Foreign currency translation	2,839	6,411	5,941	(766)
Comprehensive income	$15,625	$43,205	$49,703	$57,033

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(In thousands)

(Unaudited)

				Accumulated	Retained
			Additional	other	earnings	Total
	Ordinary shares		paid-in	comprehensive	(accumulated	shareholders’
	Shares	Amount	capital	loss	deficit)	equity
Balances as of August 25, 2017	21,666	$653	$232,162	$(143,210)	$(7,209)	$82,396
Stock-based compensation expense	—	—	1,605	—	—	1,605
Issuance of ordinary shares from exercises	81	3	919	—	—	922
Issuance of ordinary shares from release of restricted stock units	4	—	—	—	—	—
Foreign currency translation	—	—	—	(7,177)	—	(7,177)
Net income	—	—	—	—	21,005	21,005
Balance as of November 24, 2017	21,751	656	234,686	(150,387)	13,796	98,751
Stock-based compensation expense	—	—	1,697	—	—	1,697
Issuance of ordinary shares from exercises	300	9	3,246	—	—	3,255
Issuance of ordinary shares from release of restricted stock units	55	1	(1)	—	—	—
Foreign currency translation	—	—	—	6,411	—	6,411
Net income	—	—	—	—	36,794	36,794
Balance as of February 23, 2018	22,106	$666	$239,628	$(143,976)	$50,590	$146,908

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Retained	shareholders’
	Shares	Amount	capital	loss	earnings	equity
Balances as of August 31, 2018	22,480	$678	$250,191	$(175,995)	$112,254	$187,128
Stock-based compensation expense	—	—	4,055	—	—	4,055
Issuance of ordinary shares from exercises	210	6	2,396	—	—	2,402
Issuance of ordinary shares from release of restricted stock units	55	2	(2)	—	—	—
Issuance of ordinary shares from employee share purchase plan	36	1	967	—	—	968
Effect of adopting ASC 606	—	—	—	—	1,034	1,034
Foreign currency translation	—	—	—	3,102	—	3,102
Net income	—	—	—	—	30,976	30,976
Balance as of November 30, 2018	22,781	687	257,607	(172,893)	144,264	229,665
Stock-based compensation expense	—	—	4,148	—	—	4,148
Issuance of ordinary shares from exercises	87	3	1,068	—	—	1,071
Issuance of ordinary shares from release of restricted stock units	67	1	(1)	—	—	—
Withholding tax on restricted stock units	(8)	—	(219)	—	—	(219)
Foreign currency translation	—	—	—	2,839	—	2,839
Net income	—	—	—	—	12,786	12,786
Balance as of March 1, 2019	22,927	$691	$262,603	$(170,054)	$157,050	$250,290

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	March 1,	February 23,
	2019	2018
Cash flows from operating activities:
Net income	$43,762	$57,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,335	12,628
Share-based compensation	8,203	3,302
Provision for doubtful accounts receivable and sales returns	(70)	67
Deferred income tax benefit	(247)	(954)
(Gain) loss on disposal of property and equipment	(1)	244
Amortization of debt discounts and issuance costs	1,379	1,451
Changes in operating assets and liabilities:
Accounts receivable	(83,772)	(40,907)
Inventories	47,660	(21,556)
Prepaid expenses and other assets	4,242	1,691
Accounts payable	31,557	37,347
Accrued expenses and other liabilities	8,358	(2,158)
Net cash provided by operating activities	74,406	48,954
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(19,616)	(10,457)
Proceeds from sale of property and equipment	53	66
Acquisition of business, net of cash acquired	(148)	—
Net cash used in investing activities	(19,711)	(10,391)
Cash flows from financing activities:
Fees paid for revolving line of credit financing	—	(768)
Long-term debt payment	(3,369)	(12,309)
Payment of costs related to initial public offering (IPO)	—	(1,591)
Proceeds from borrowings under revolving line of credit	168,000	208,500
Repayments of borrowings under revolving line of credit	(168,000)	(208,500)
Proceeds from issuance of ordinary shares from share option exercises	3,473	4,177
Proceeds from issuance of ordinary shares from employee share purchase plan	968	—
Withholding tax on restricted stock units	(219)	—
Net cash provided by (used in) financing activities	853	(10,491)
Effect of exchange rate changes on cash, cash equivalents and restricted cash *	2,392	1,237
Net increase in cash, cash equivalents and restricted cash *	57,940	29,309
Cash, cash equivalents and restricted cash at beginning of period *	37,234	29,463
Cash, cash equivalents and restricted cash at end of period *	$95,174	$58,772
Supplemental disclosures of cash flow information:
Cash paid during the period:
Cash paid for interest	$9,958	$7,481
Cash paid for income taxes, net of refunds	7,739	9,835
Noncash activities information:
Capital expenditures included in accounts payable at period end	935	381

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

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The six months ended March 1, 2019 and February 23, 2018 were both 26-week fiscal periods.

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

Standard Products

The Company’s main performance obligations are to deliver the requested goods to customers according to the agreed-upon shipping terms. The Company recognizes revenue when control transfers to the customer (i.e., when the Company’s performance obligation is satisfied). The Company invoices the customer and recognizes revenues for such delivery when control transfers based on shipping terms.

Customized Products

For customized product sales with terms that require the customer to purchase 100% of all parts built to fulfill the customers forecast, the Company recognizes revenue when control of the underlying assets passes to the customer, as the customer is able to both direct the use of, and obtain substantially all of the remaining benefit from the assets; the customer has the significant risks and rewards associated with ownership of the assets; and the Company has a present right to payment. For these sales, control passes when the Company has made these products available to the customer and under the terms of the agreement cannot repurpose them without the customer’s express consent.  Accordingly, the Company will recognize revenue at the point in time when products made to the customer’s order or forecast are completed and made available to the customer.

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

For services provided to the customers over a period of time, such revenues are recognized over time in line with when the customer receives and consumes the benefit of the services. Extended warranty and on-site services, hardware support, software support, and subscription revenue for access to the Company’s high performance computing environment is deferred and recognized ratably over the contractual period as the Company transfers control as it satisfies its performance obligations over time as the services are rendered.  Subscription revenue for certain customers is recognized based on the contractual fee to use the high-performance-computing environment.  Professional consulting services revenue is recognized as the service is performed and the customer obtains control and benefits from the services as they are performed over the period.  The methods of recognizing revenue for each of these products and services were selected because they reflect a faithful depiction of the transfer of control.

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

For these customers that are accounted for on an agency basis, the Company recognizes as revenue the amount billed less the material procurement costs of products serviced as an agent with the cost of providing these services embedded with the cost of sales. The Company has separate agent performance obligations as follows: (a) procurement, logistics, and inventory management, (b) temporary warehousing, and (c) kitting and packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is determined by a fee for services based on material procurement costs (i.e. fee as a percentage of the associated material being procured, warehoused, kitted or packaged). The Company recognizes revenue for procurement, logistics and inventory management upon the completion of the services or performance obligation, typically upon shipment of the product, as the criteria for over time recognition is not met.  For temporary warehousing, kitting and packaging services, revenue is recognized over time, but the period of performance is typically very short in duration. There are no obligations subsequent to shipment of the product under the agency arrangements.

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

Gross Billings and Net Sales

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Six Months Ended
	March 1,	February 23,	March 1,	February 23,
	2019	2018 (2)	2019	2018 (2)
Service revenue, net	$11,013	$9,634	$25,651	$19,476
Cost of purchased materials - service (1)	279,910	228,217	596,533	456,785
Gross billings for services	290,923	237,851	622,184	476,261
Product net sales	293,050	304,331	672,291	559,898
Gross billings to customers	$583,973	$542,182	$1,294,475	$1,036,159
Product net sales	$293,050	$304,331	$672,291	$559,898
Service revenue, net	11,013	9,634	25,651	19,476
Net sales	$304,063	$313,965	$697,942	$579,374

(1)	Represents cost of sales associated with service revenue reported on a net basis.
(2)	Amounts for fiscal 2018 are accounted for under ASC 605 (refer to Note 1(u)).

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract assets represent amounts recognized as revenue for which the Company does not have the unconditional right to consideration. All contract assets represent amounts related to invoices expected to be issued during the next 12-month period and are recorded as prepaid expenses and other current assets. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and are allocated between accrued liabilities and other long-term liabilities of our condensed consolidated balance sheet based on the timing of when the customer takes control of the asset or receives the benefit of the service. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. Changes in the accounts receivable, contract assets and the deferred revenues balances during the six months ended March 1, 2019 are as follows (in thousands):

	March 1,	September 1,
	2019	2018	$ Change
Accounts receivable	$326,470	$240,098	$86,372
Contract assets	$776	$1,136	$(360)
Deferred revenue	$15,214	$11,750	$3,464

The decrease in contract assets from $1.1 million as of September 1, 2018 to $0.8 million as of March 1, 2019 was primarily driven by an increase in billing of amounts that had been recognized as revenue in prior periods and recorded as contract assets because they had not been billed. The increase in deferred revenue from $11.8 million to $15.2 million was due to additional funds collected for hosting and support contracts signed during the quarter in which billing occurred in advance of revenue recognition. During the six months ended March 1, 2019, $3.7 million of revenue recognized was included in the deferred revenue balance at the beginning of the period, which was offset by additional deferrals during the period.

Disaggregation of Revenue

The Company disaggregates revenue by source of revenue and geography; no other level of disaggregation is required considering the type of products, customer, markets, contracts, duration of contracts, timing of transfer of control, and sales channels. The revenue by geography is disclosed in Note 11, and revenue by source is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 1,	February 23,	March 1,	February 23,
	2019	2018	2019	2018
Brazil	$147,111	$208,633	$346,390	$366,483
Specialty Memory	115,608	105,332	255,557	212,891
Specialty Compute and Storage Solutions	41,344	—	95,995	—
Total net sales	$304,063	$313,965	$697,942	$579,374

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

Remaining performance obligations represent contracted revenue related to support services that have not yet been recognized. The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

March 1, 2019
Within 1 year	$10,079
2-3 years	4,923
Thereafter	212
$15,214

(e)	Cash and Cash Equivalents

All highly liquid investments with maturities of 90 days or less from original dates of purchase are carried at cost, which approximates fair value, and are considered to be cash equivalents. Cash and cash equivalents include cash on hand, cash deposited in checking and saving accounts, money market accounts, and securities with maturities of less than 90 days at the time of purchase. Due to the adoption of ASU 2016-18 in fiscal 2019, the presentation of the Statement of Cash Flows has been updated with the inclusion of restricted cash – refer to Note 1(u) for details.

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

As of  March 1, 2019, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$39.2 million (or $10.8 million), of which (i) R$7.6 million (or $2.1 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$29.4 million (or $8.1 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$2.2 million (or $0.6 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.6 million or $0.2 million) and other noncurrent assets (R$1.6 million or $0.4 million). As of August 31, 2018, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$45.3 million (or $12.1 million), of which (i) R$16.6 million (or $4.4 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$25.4 million (or $6.8 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$3.3 million (or $0.9 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.6 million or $0.2 million) and other noncurrent assets (R$2.7 million or $0.7 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2019 through fiscal 2022. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.

In April and June 2016, the Company filed cases with the State of Sao Paulo tax authorities to seek approval to sell excess ICMS credits. In December 2017, the Company obtained approval to sell R$31.6 million (or $8.7 million) of its ICMS credits.  Once approved, sales of ICMS credits usually take three to six months to complete and typically incur a discount to the face amount of the credits sold, as well as fees for the arrangers of these sales which together aggregate 10% to 15% of the face amount of the credits being sold. Once the sale agreement is complete, the tax authorities usually approve the transfer of credits in monthly installments and the proceeds resulting from the sale of the aforementioned credits shall be received by the Company accordingly. The Company has recorded valuation adjustments for the estimated discount and fees that the Company will need to offer in order to sell the ICMS credits to other companies.

In the first quarter of fiscal 2019, the Company sold R$17.7 million (or $4.7 million) of its ICMS credits that had been approved to be sold in December 2017. The payments are to be received in 22 installments starting in the second quarter of fiscal 2019 through fiscal 2020. The Company received a total of R$6.0 million (or $1.6 million) of the monthly installments during the second quarter of fiscal 2019.

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

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. As of March 1, 2019 and August 31, 2018, the carrying value of goodwill on the Company’s condensed consolidated balance sheet was $46.1 million and $45.4 million, respectively.

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

All of the $46.1 million carrying value of goodwill on the Company’s condensed consolidated balance sheet as of March 1, 2019 is associated with the Company’s three reporting units (Specialty Memory, Brazil and Penguin). No impairment of goodwill was recognized through March 1, 2019.

The changes in the carrying amount of goodwill during the six months ended March 1, 2019 and fiscal 2018 are as follows (in thousands):

Total
Balance as of August 25, 2017	$46,022
Addition from business acquisition (see Note 2)	4,575
Translation adjustments	(5,203)
Balance as of August 31, 2018	45,394
Translation adjustments	736
Balance as of March 1, 2019	$46,130

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of March 1, 2019 and August 31, 2018 (dollars in thousands):

		March 1, 2019			August 31, 2018
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	5 - 7	$14,700	$(1,531)	$13,169	$37,187	$(22,968)	$14,219
Trademarks/tradename	7	12,200	(1,271)	10,929	12,200	(400)	11,800
Technology	4	250	(46)	204	5,150	(4,914)	236
Backlog	< 1	400	(400)	—	400	(400)	—
Total		$27,550	$(3,248)	$24,302	$54,937	$(28,682)	$26,255

Amortization expense related to intangible assets for the three and six months ended March 1, 2019 totaled approximately $1.1 million and $2.0 million, respectively, and $1.2 million and $2.5 million, respectively for the corresponding periods of fiscal 2018. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Three Months Ended		Six Months Ended
	March 1,	February 23,	March 1,	February 23,
	2019	2018	2019	2018
Amortization of intangible assets classification (in thousands):
Cost of sales	$98	$—	$114	$—
Research and development	—	245	—	490
Selling, general and administrative	961	993	1,922	2,016
Total	$1,059	$1,238	$2,036	$2,506

As of March 1, 2019, estimated amortization expenses of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Fiscal year ending August:	Amount
Remainder of fiscal 2019	$1,953
2020	3,905
2021	3,905
2022	3,891
2023	3,843
2024 and thereafter	6,805
Total	$24,302

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized during the three and six months ended March 1, 2019.

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

During the three and six months ended March 1, 2019, the Company recorded $47 thousand and ($3.3) million, respectively, and $2.4 million and ($0.3) million, respectively for the corresponding periods of 2018, of foreign exchange gains (losses) primarily related to its Brazilian operating subsidiaries.

(q)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their income statement all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Three Months Ended		Six Months Ended
	March 1,	February 23,	March 1,	February 23,
	2019	2018	2019	2018
Share-based compensation expense by category (in thousands):
Cost of sales	$607	$227	$1,152	$445
Research and development	660	288	1,294	562
Selling, general and administrative	2,881	1,182	5,757	2,295
Total	$4,148	$1,697	$8,203	$3,302

(r)	Loss Contingencies

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

The Company relies on three suppliers for the majority of its raw materials. At March 1, 2019 and August 31, 2018, the Company owed these three suppliers $181.7 million and $138.4 million, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases from these suppliers during the three and six months ended March 1, 2019 were $0.4 billion and $0.8 billion, respectively, and $0.4 billion and $0.7 billion, respectively for the corresponding periods of fiscal 2018.

(u)	New Accounting Pronouncements

In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-16, Derivatives and Hedging (Topic 815) Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard amends ASC 815, Derivatives and Hedges, and permits the SOFR OIS rate as an approved rate to be used in valuing derivative instruments. ASU 2018-16 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, on a prospective basis. The Company will not adopt this standard before the fiscal year in which it becomes effective. At this time, this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018. The SEC staff subsequently indicated that it would not object if a filer’s first presentation of changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the final rule’s effective date. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a consolidated income statement is required to be filed. The Company has implemented this requirement as of the second quarter for fiscal 2019.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This standard amends ASC 740, Income Taxes, to provide guidance on accounting for tax effects of the Tax cuts and Jobs Act (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within one-year measurement period from December 22, 2017, the Tax Act enactment date. This standard is effective upon issuance. The Company applied the guidance in ASU 2018-05 in the third quarter of fiscal 2018.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income. The new guidance allows companies to reclassify standard tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election.  The Company is required to adopt the guidance in the first quarter of fiscal 2020. Early adoption is permitted. The Company is currently evaluating the timing and the impact of these amendments to its consolidated financial statements.

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

The following table provides a reconciliation of cash and cash equivalents as previously reported within the Condensed Consolidated Statements of Cash Flows to cash, cash equivalents and restricted cash as currently reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	August 31, 2018	February 23, 2018	August 25, 2017
Cash, cash equivalents as previously reported in the Condensed Consolidated Statements of Cash Flows	$31,375	$51,816	$22,436
Restricted cash (Other noncurrent assets)	5,859	6,956	7,027
Cash, cash equivalents as currently reported in the Condensed Consolidated Statements of Cash Flows	$37,234	$58,772	$29,463

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning on September 1, 2019 and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  In July 2018, the FASB issued ASU 2018-11, “Leases (topic 842): Targeted Improvements”, which permits an entity to elect an additional transition method to the existing modified retrospective transition requirements. Under the new transition method, an entity could adopt the provisions of ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with the previous lease guidance in ASC Topic 840. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and related disclosures and does not plan to early adopt. However, as disclosed in Note 10(a), the Company has over $35.0 million in lease commitments at March 1, 2019 and believes that the adoption will have a material impact to the consolidated financial statements.

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

The following tables summarize the impacts of ASC 606 adoption on the Company's condensed consolidated financial statements as of and for the periods ended March 1, 2019 (in thousands).

Selected Consolidated Balance Sheet Line Items:

	As of March 1, 2019
	As Reported	Adjustment	Balances Without Adoption
Accounts receivable	$326,470	$(14,865)	$311,605
Inventories	$171,843	$12,305	$184,148
Prepaid expenses and other current assets	$27,927	$(727)	$27,200
Retained earnings	$157,050	$(3,287)	$153,763

Selected Consolidated Statement of Comprehensive Income Line Items:

	Three Months Ended March 1, 2019
	As Reported	Adjustment	Balances Without Adoption
Net sales	$304,063	$(4,450)	$299,613
Cost of sales	$246,932	$(3,460)	$243,472
Gross profit	$57,131	$(990)	$56,141
Provision for income taxes	$4,644	$(49)	$4,595
Net income	$12,786	$(941)	$11,845

	Six Months Ended March 1, 2019
	As Reported	Adjustment	Balances Without Adoption
Net sales	$697,942	$(11,619)	$686,323
Cost of sales	$555,742	$(9,317)	$546,425
Gross profit	$142,200	$(2,302)	$139,898
Provision for income taxes	$12,263	$(49)	$12,214
Net income	$43,762	$(2,253)	$41,509

Selected Consolidated Statement of Cash Flows Line Items:

	Six Months Ended March 1, 2019
	As Reported	Adjustment	Balances Without Adoption
Net income	$43,762	$(2,253)	$41,509
Adjustment to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities
Accounts receivable	$(83,772)	$11,881	$(71,891)
Inventories	$47,660	$(9,317)	$38,343
Prepaid expenses and other assets	$4,242	$(311)	$3,931
Net cash provided by operating activities	$74,406	$—	$74,406

(2)	Business Acquisitions

Penguin Computing

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

Subsequent to the acquisition date, the Company adjusted the contingent consideration to its current fair value with such changes recognized in income from operations. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the gross profit target. As of December 31, 2018 and August 31, 2018, the fair value of the contingent consideration was $0.

A reconciliation of net cash exchanged in accordance with the Penguin Merger Agreement to the total purchase price as of the closing date of the merger, June 8, 2018, is presented below (in thousands):

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

Unaudited Pro Forma Information

The results of operations related to the Penguin acquisition have been included in our consolidated income statements from the acquisition date. The following unaudited pro forma financial information presents our combined results of operations for the three and six months ended February 23, 2018 as if the acquisition of Penguin and entering into the Incremental Amendment had occurred on August 27, 2016. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition been completed on August 27, 2016. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company. The actual results may differ significantly from the pro forma results presented here due to many factors.

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	February 23, 2018	February 23, 2018
Total net sales	$358,656	$680,066
Net income	$37,448	$58,531
Earnings per share:
Basic	$1.71	$2.69
Diluted	$1.63	$2.56

The unaudited pro forma financial information above reflects the following material adjustments:

•	Incremental amortization expense related to the estimated fair value of identifiable intangible assets from the purchase price allocation.
•	Incremental interest expense and amortization of debt issuance costs related to our Incremental Amendment.
•	The adjustments to income tax expense as a result of the consolidation and pro forma adjustments.

Premiere Logistics

In February 2019, the Company acquired all of the outstanding shares of Premiere Customs Brokers, Inc. and Premiere Logistics, Inc., both privately-held California corporations, collectively Premiere Logistics. The primary purpose of this acquisition is to provide SMART with cost savings solutions in support of its own freight and logistics requirements. In connection with the acquisition, the Company paid upfront cash consideration of $192,000. Per the terms of the Stock Purchase Agreement, both parties have until July 31, 2019 to finalize the purchase price, which may be adjusted to reflect additional indebtedness and to finalize records presented at closing which may be adjusted to reflect changes to assets acquired or liabilities assumed by the Company.

The assets acquired and liabilities assumed at the acquisition date are based on their respective fair values summarized below (in thousands):

Tangible assets acquired	$277
Liabilities assumed	(168)
Identified intangible assets	83
Total net assets acquired	$192

Results of operations of the business acquired have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma financial information presented in these financial statements do not include any impact from Premiere Logistics because the impact is not material to the Company’s consolidated income statement. The revenue and net income earned by the businesses acquired following the acquisition are not material to our consolidated results of operations.

(3)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 1,	February 23,	March 1,	February 23,
	2019	2018	2019	2018
Affiliates:
Net sales	$32,917	$35,102	$68,214	$61,071

As of March 1, 2019 and August 31, 2018, amounts due from these affiliates were $9.8 million and $11.7 million, respectively.

(4)	Foreign Currency Exchange Contracts

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

Foreign exchange forward contracts outstanding at March 1, 2019 are not designated as hedging instruments for hedge accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated forward contracts are reported in other income (expense) in the condensed consolidated income statements. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense).

As of March 1, 2019, the Company’s non-designated forward contacts resulted in a $1.5 million derivative liability. For the three and six months ended March 1, 2019, the Company recognized realized losses in the amount of $0.6 million and $2.0 million, respectively, and net unrealized losses on the change in the fair value of the non-designated forward contracts in the amount of $0.5 million and $1.5 million, respectively.

(5)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	March 1,	August 31,
	2019	2018
Raw materials	$90,435	$105,017
Work in process	17,842	35,977
Finished goods	63,566	80,425
Total inventories*	$171,843	$221,419

*	As of March 1, 2019 and August 31, 2018, 27% and 22%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 1,	August 31,
	2019	2018
Indemnification claims receivable*	$8,000	$8,000
Unbilled service receivables	4,741	5,361
Prepaid R&D expense	2,712	2,590
Prepaid ICMS taxes in Brazil**	2,300	4,593
Prepaid income taxes	1,586	1,697
Revolver debt fees	952	952
Contract assets***	776	—
Prepayment for VAT and other transaction taxes	730	2,557
Supplier advances	638	—
Other prepaid expenses and other current assets	5,492	6,293
Total prepaid expenses and other current assets	$27,927	$32,043

*	See Note 2.
**	See Note 1(i).
***	See Note 1(d).

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 1,	August 31,
	2019	2018
Office furniture, software, computers and equipment	$23,749	$21,267
Manufacturing equipment	114,506	97,192
Leasehold improvements*	27,030	24,011
	165,285	142,470
Less accumulated depreciation and amortization	98,425	85,855
Net property and equipment	$66,860	$56,615

*	Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment during the three and six months ended March 1, 2019 was approximately $5.9 million and $11.3 million, respectively, and $5.1 million and $10.1 million, respectively for the corresponding periods of fiscal 2018.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	March 1,	August 31,
	2019	2018
Prepaid ICMS taxes in Brazil*	$8,540	$7,483
Deferred tax assets	2,677	2,430
Prepaid R&D expense	1,930	2,218
Tax receivable	1,493	1,237
Revolver debt fees	907	1,383
Restricted cash**	—	5,859
Other	2,155	1,839
Total other noncurrent assets	$17,702	$22,449

*	See Note 1(i).
**	See Note 7.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 1,	August 31,
	2019	2018
Accrued employee compensation	$13,251	$19,501
Deferred revenue	10,079	8,292
Income taxes payable	6,866	2,242
Customer deposits	5,443	1,334
Indemnification claims liability	4,521	4,521
VAT and other transaction taxes payable	4,105	3,037
Accrued interest payable	1,911	2,457
Derivative liability*	1,505	—
Accrued warranty reserve	1,194	856
Accrued credits payable to customers	—	379
Other accrued liabilities	3,133	2,571
Total accrued liabilities	$52,008	$45,190

*	See Note 4.

(6)	Income Taxes

Provision for income taxes for the three and six month periods presented consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 1,	February 23,	March 1,	February 23,
	2019	2018	2019	2018
Provision for Income Taxes	$4,644	$6,602	$12,263	$9,751

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three and six months ended March 1, 2019 decreased by $2.0 million and increased by $2.5 million, respectively, as compared to the same period in the prior year, primarily due to higher income in non-U.S. jurisdictions subject to tax and an increase to tax expense due to the expiration of certain tax incentives.

As of March 1, 2019, the Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

On October 2, 2018, SMART Worldwide, Global and SMART Modular entered into the Second Amendment to the Amended Credit Agreement (the Second Amendment) which did not become effective until October 25, 2018. As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to make quarterly repayments of principal under the Initial Term Loans and the Incremental Term Loans at any time with respect to fiscal 2019. In addition, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019.

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

Interest and Interest Rates. Loans under the Amended Credit Agreement accrue interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings is 6.25% and with respect to base rate borrowings is 5.25%. The interest rate on the Initial Term Loans and Incremental Term Loans was 8.95% and 9.02% as of March 1, 2019, respectively.

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

Principal Payments. The Amended Credit Agreement requires quarterly repayments of principal under the Initial Term Loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter and, commencing on November 30, 2018, quarterly repayments of principal under the Incremental Term Loans equal to 2.5% of $60 million, or $1.5 million per fiscal quarter.  As a result of the Second Amendment, the borrowers were granted a holiday in fiscal 2019 from the obligation to make quarterly repayments of principal under the Initial Term Loans and the Incremental Term Loans. During the three and six months ended March 1, 2019, the borrowers made scheduled principal payments of $0 million, and $4.1 million and $8.3 million respectively, for the corresponding periods of fiscal 2018.

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

As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019. No mandatory prepayments were required for the three and six months ended March 1, 2019 or for fiscal 2018.

On June 2, 2017, SMART Global Holdings contributed to Global $61.0 million from the proceeds of the initial public offering (IPO) closed in May 2017. Global in turn used the proceeds to pay down the original term loans under the Original Credit Agreement, as required under the ARCA, which resulted in a $6.7 million loss on early repayment of long-term debt. As of August 9, 2017, prior to the one year anniversary of the ARCA, the Credit Group entered into the Amended Credit Agreement with new term loans in the aggregate principal amount of $165 million with different lenders. The proceeds from the Amended Credit Agreement were used to fully repay and refinance the term loans under the ARCA in the principal amount of $151.0 million, which resulted in a write off of $15.2 million of original issue discount and debt issuance costs as an extinguishment loss.

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

As of March 1, 2019 and August 31, 2018, the outstanding principal balance of all term loans under the Amended Credit Agreement was $208.5 million and there were no outstanding revolving loans. The fair value of the term loans as of March 1, 2019 and August 31, 2018 was estimated to be approximately $207.5 million and $207.5 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

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

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES, referred to as the BNDES 2013 Credit Agreement. Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $13.9 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. Prior to July 2018, SMART Brazil’s obligations under the BNDES 2013 Credit Agreement were guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil in favor of Itaú Bank and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement. The committed amount was R$6.0 million (or $1.6 million), which is shown on the Company’s condensed consolidated balance sheets as restricted cash in other noncurrent assets as of August 31, 2018.

Approximately half of the available debt under the BNDES 2013 Credit Agreement accrues interest at a fixed rate while the other half accrues interest at a floating rate. The facility under the BNDES 2013 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment being due on July 15, 2019.

As of March 1, 2019, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$6.4 million (or $1.8 million), of which R$3.1 million (or $0.9 million) accrues interest at the fixed rate of 3.5% and R$3.3 million (or $0.9 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum. As of August 31, 2018, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$12.9 million (or $3.4 million), of which R$6.3 million (or $1.7 million) accrues interest at the fixed rate of 3.5% and R$6.6 million (or $1.7 million) of the debt accrues interest at the floating rate of BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Credit Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $14.5 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

Prior to July 2018, SMART Brazil’s obligations under the BNDES 2014 Credit Agreement were also guaranteed by Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil in favor of Itaú Bank and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 30.31% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2014 Credit Agreement, or approximately R$16.0 million (or $4.3 million) of required cash balances, which is shown on the Company’s condensed consolidated balance sheets as restricted cash in other noncurrent assets as of August 31, 2018.

In July 2018, SMART Brazil entered into guarantee arrangements with Banco Votorantim S.A. which bank in turn replaced the guarantees of the BNDES Credit Agreements previously issued by Itaú Bank.  As a result, the guarantees with Itaú Bank were cancelled and Itaú Bank returned R$22.0 million (or $5.9 million) of committed balances to SMART Brazil in the first quarter of fiscal 2019. As such, the Company no longer has any restricted cash on its condensed consolidated balance sheets as of March 1, 2019.

The available debt under the BNDES 2014 Credit Agreement accrues interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal payment being due on July 15, 2020.

As of March 1, 2019 and August 31, 2018, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was R$19.8 million (or $5.4 million) and R$26.4 million (or $7.0 million), respectively.

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

The fair value of amounts outstanding under the BNDES Credit Agreements as of March 1, 2019 and August 31, 2018 were estimated to be approximately $6.6 million and $9.4 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

The Amended Credit Agreement and the BNDES Credit Agreements are classified as follows in the accompanying consolidating balance sheets (in thousands):

	March 1,	August 31,
	2019	2018
Term loans	$208,500	$208,500
BNDES 2013 principal balance	1,759	3,422
BNDES 2014 principal balance	5,421	7,030
Unamortized debt discount	(2,210)	(2,520)
Unamortized debt issuance costs	(4,239)	(4,833)
Net amount	209,231	211,599
Current portion of long-term debt	(14,694)	(27,409)
Long-term debt	$194,537	$184,190

The future minimum principal payments under the Amended Credit Agreement and the BNDES Credit Agreements as of March 1, 2019 are (in thousands):

	Amended Credit Agreement	BNDES	TOTAL
Fiscal year ending August:
Remainder of fiscal 2019	$—	$3,566	$3,566
2020	22,500	3,614	26,114
2021	22,500	—	22,500
2022	163,500	—	163,500
Total	$208,500	$7,180	$215,680

(8)	Financial Instruments

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

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not have any financial instruments measured under Level 3 as of March 1, 2019 and August 31, 2018.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of March 1, 2019:
Assets
Cash and cash equivalents	$95.2	$—	$—	$95.2
Total assets measured at fair value	$95.2	$—	$—	$95.2
Liabilities
Term loans(1)	$—	$207.5	$—	$207.5
BNDES Credit Agreements(1)	—	6.6	—	6.6
Derivative financial instrument(2)	—	1.5	—	1.5
Total liabilities measured at fair value	$—	$215.6	$—	$215.6
Balances as of August 31, 2018:
Assets
Cash and cash equivalents	$31.4	$—	$—	$31.4
Restricted cash(3)	5.9	—	—	5.9
Total assets measured at fair value	$37.3	$—	$—	$37.3
Liabilities
Term loans	$—	$207.5	$—	$207.5
BNDES Credit Agreements	—	9.4	—	9.4
Total liabilities measured at fair value(1)	$—	$216.9	$—	$216.9

(1)	Included under long-term debt on the Company's condensed consolidated balance sheets.
(2)	Included in accrued liabilities on the Company's condensed consolidated balance sheets – see Note 5.
(3)	Included in other noncurrent assets on the Company’s condensed consolidated balance sheets – see Note 5.
(9)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which was amended and restated as of May 18, 2017 to be known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan. On January 29, 2019, the shareholders approved an amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (as amended, the SGH Plan) which amendment increased the reserve under the SGH Plan by 1,500,000 shares effective as of February 1, 2019. The SGH Plan provides for grants of equity awards to employees, directors and consultants of SMART Global Holdings and its subsidiaries. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. The options and restricted share units (RSUs) generally vest over a four-year period beginning on the grant date and generally have a ten-year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of March 1, 2019, there were 5,036,227 ordinary shares reserved for issuance under the SGH Plan, of which 1,831,169 ordinary shares were available for grant. As of August 31, 2018, there were 3,385,550 ordinary shares reserved for issuance under the SGH Plan, of which 251,965 ordinary shares were available for grant.

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

The following assumptions were used to value the Company’s stock options:

	Three Months Ended		Six Months Ended
	March 1,	February 23,	March 1,	February 23,
	2019	2018	2019	2018
Stock options:
Expected term (years)	6.25	6.25	6.25	6.25
Expected volatility	41.68%	46.27%	41.68% - 45.76%	42.28% - 46.27%
Risk-free interest rate	2.62%	2.71%	2.62% - 2.88%	2.15% - 2.71%
Expected dividends	—	—	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining
		per share	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Options outstanding at August 31, 2018	2,414	$28.75	7.88	$20,459
Options granted	321	21.55
Options exercised	(297)	31.17
Options cancelled	(28)	36.08
Options outstanding at March 1, 2019	2,410	$29.87	7.81	$12,585
Options exercisable at March 1, 2019	495	$15.02	6.72	$6,702
Options vested and expected to vest at March 1, 2019	2,410	$29.87	7.81	$12,585

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
March 1, 2019
Stock options:
Expected term (years)	1.10 - 4.00
Expected volatility	46.29%
Risk-free interest rate	2.75%
Expected dividends	—

The Black-Scholes weighted average fair value of options granted under the SGH Plan during the three and six months ended March 1, 2019 was $9.62 and $9.83 per share, respectively, and $17.18 and $16.77 per share, respectively for the corresponding periods of fiscal 2018. The total intrinsic value of employee stock options exercised in the three and six months ended March 1, 2019 was $1.7 million and $5.8 million, respectively, and $7.3 million and $9.3 million, respectively for the corresponding periods of fiscal 2018. As of March 1, 2019, there was approximately $22.0 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 2.75 years.

SGH Plan—Restricted Share Awards (RSAs) and Restricted Share Units (RSUs)

A summary of the changes in RSAs and RSUs outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
	Shares	per share	value
Awards outstanding at August 31, 2018	720	$27.50	$23,753
Awards granted	218	25.01
Awards vested and paid out	(122)	11.62
Awards forfeited and cancelled	(21)	36.72
Awards outstanding at March 1, 2019	795	$29.02	$22,555

The share-based compensation expense related to RSAs and RSUs during the three and six months ended March 1, 2019 was approximately $1.6 million and $3.1 million, respectively, and $0.4 million and $0.7 million, respectively for the corresponding periods of fiscal 2018. The total fair value of shares vested during the three and six months ended March 1, 2019 was approximately $1.7 million and $3.3 million, respectively, and $2.2 million for both the corresponding periods of fiscal 2018.

Employee Share Purchase Plan

In January 2018, the Company’s shareholders approved the SGH 2018 Employee Share Purchase Plan (the Purchase Plan) under which an aggregate of 650,000 ordinary shares were available for purchase to eligible employees as of September 2018. The Purchase Plan generally permits employees to purchase ordinary shares at 85% of the lower of the fair market value of the ordinary shares at the beginning or at the end of each purchase period, which is generally six months. Rights to purchase ordinary shares are granted during the first and third quarter of each fiscal year.  The Purchase Plan terminates in January 2028. As of March 1, 2019, 35,987 ordinary shares have been purchased under the Purchase Plan and 614,013 ordinary shares are reserved for future purchases by eligible employees.

Equity Rights and Restrictions

The holders of ordinary shares of SMART Global Holdings are entitled to such dividends and other distributions as may be declared by the board of directors from time-to-time, out of the funds of SMART Global Holdings lawfully available therefor.

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

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the three and six months ended March 1, 2019 were approximately $0.4 million and $0.9 million, respectively, and $0.3 million and $0.5 million, respectively for the corresponding periods of fiscal 2018.

(10)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases during the three and six months ended March 1, 2019 was $1.2 million and $2.3 million, respectively, and $0.7 million and $1.4 million, respectively, for the corresponding periods of fiscal 2018.

Future minimum lease payments under all leases as of March 1, 2019 are as follows (in thousands):

Amount
Fiscal year ending August:
Remainder of fiscal 2019	$2,103
2020	4,062
2021	3,516
2022	2,904
2023	2,671
Thereafter	19,775
Total	$35,031

(b)	Product Warranty and Indemnities

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Three Months Ended		Six Months Ended
	March 1,	February 23,	March 1,	February 23,
	2019	2018	2019	2018
Beginning accrued warranty reserve	$1,192	$247	$856	$275
Warranty claims	(340)	(112)	(706)	(265)
Provision for product warranties	342	65	1,044	190
Ending accrued warranty reserve	$1,194	$200	$1,194	$200

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

Indemnification Claims by SanDisk

In August 2013, the Company completed the sale (the Sale) of substantially all of the business unit which was focused on solid state drives, to SanDisk Corporation (now a part of Western Digital). In connection with the Sale the sale agreement (Sale Agreement) contained certain indemnification obligations, including, among others, for losses arising from breaches of representations and warranties relating to the Sale. These indemnification obligations are subject to a number of limitations, including certain deductibles and caps and limited time periods for making indemnification claims. At the closing of the Sale, $30.5 million of the purchase price was placed into a third party escrow to secure certain of the Company’s indemnification obligations. The escrow was due to terminate on August 22, 2014 in the event that SanDisk did not timely submit a claim for indemnification. On August 21, 2014, SanDisk made a claim against the Company under the indemnification provisions of the Sale Agreement in connection with a lawsuit filed by Netlist, Inc. (Netlist) against SanDisk alleging that certain products sold in the Sale infringe various Netlist patents, which SanDisk in turn alleges would, if true, constitute a breach of representations and warranties under the Sale Agreement. Under the Sale Agreement, the Company’s indemnification obligation in respect of intellectual property matters, such as those claimed by SanDisk, is subject to a deductible of approximately $1.8 million and a cap of $60.9 million. As required in the Sale Agreement, the SanDisk claim purported to include a preliminary good faith estimate of SanDisk’s alleged indemnifiable losses, which estimate was greater than the Sale Agreement cap for intellectual property matters. The Company believes that the allegations giving rise to the indemnification claim are without merit and the Company is disputing SanDisk’s claim for indemnification. In addition, there may be other grounds for the Company to dispute the indemnification claim and/or the amounts of any indemnifiable losses of SanDisk. On December 4, 2014, SanDisk and the Company agreed to release from escrow the funds held in connection with this indemnification claim, however, the agreement to release the funds from escrow does not relieve the Company of its indemnification obligations to SanDisk, and SanDisk has not amended or reduced the amount of its indemnification claim.

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

In January 2019 the parties entered into stipulated settlements to dismiss with prejudice, all claims and counterclaims in both actions with no amounts for damages being paid by either party and with each party to bear their own costs.

(d)	Contingencies

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117 million (or $32.0 million) (the First Assessment). The First Assessment was from the federal tax authorities of Brazil and related to four taxes in connection with importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.6 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

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

The amounts claimed by the tax authorities on the Second Assessment and on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$15.3 million (or $4.2 million) and R$15.1 million (or $4.0 million) as of March 1, 2019 and August 31, 2018, respectively.

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

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, and property and equipment by geographic area is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 1,	February 23,	March 1,	February 23,
	2019	2018	2019	2018
Geographic Net Sales:
U.S.	$77,744	$37,704	$170,657	$81,856
Brazil	147,195	208,680	346,513	366,676
Asia	61,177	52,723	139,072	103,817
Europe	9,680	7,462	23,523	13,496
Other Americas	8,267	7,396	18,177	13,529
Total	$304,063	$313,965	$697,942	$579,374

	March 1,	August 31,
	2019	2018
Property and Equipment, Net:
U.S.	$7,619	$7,805
Brazil	51,915	41,611
Malaysia	5,177	4,749
Other	2,149	2,450
Total	$66,860	$56,615

(12)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	March 1, 2019		February 23, 2018		March 1, 2019		February 23, 2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales
Customer A	$67,072	22%	$—	0%	$115,008	16%	$72,253	12%
Customer B	36,881	12%	35,646	11%	88,232	13%	67,005	12%
Customer C	36,653	12%	120,728	38%	138,426	20%	191,226	33%
Customer D	32,148	11%	33,509	11%	—	0%	59,159	10%
	$172,754	57%	$189,883	60%	$341,666	49%	$389,643	67%

As of March 1, 2019, three direct customers that represented less than 10% of net sales, Customers E, F and G, accounted for approximately 19%, 19%, and 15% of accounts receivable, respectively. As of August 31, 2018, four direct customers that represented less than 10% of net sales, Customers E, F, G and H, accounted for approximately 19%, 15%, 17% and 11% of accounts receivable, respectively.

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

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 1,	February 23,	March 1,	February 23,
	2019	2018	2019	2018
Numerator:
Net income	$12,786	$36,794	$43,762	$57,799
Denominator:
Weighted average shares outstanding:
Basic	22,872	21,915	22,733	21,794
Diluted	23,359	23,038	23,314	22,877
Earnings per share:
Basic	$0.56	$1.68	$1.93	$2.65
Diluted	$0.55	$1.60	$1.88	$2.53
Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	1,477	42	1,393	26

(14)	Other Income (Expense), Net

The following table provides the detail of other income (expense), net as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 1,	February 23,	March 1,	February 23,
	2019	2018	2019	2018
Foreign currency gains (losses)	$47	$2,415	$(3,337)	$(327)
Other	205	133	260	160
Total other income (expense), net	$252	$2,548	$(3,077)	$(167)

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

Results of Operations

The following is a summary of our results of operations for the three and six months ended March 1, 2019 and February 23, 2018:

	Three Months Ended				Six Months Ended
	March 1, 2019	% of sales*	February 23, 2018**	% of sales*	March 1, 2019	% of sales*	February 23, 2018**	% of sales*
	(in thousands, other than percentages and per share data)
Consolidated Income Statements:
Net sales	$304,063	100%	$313,965	100%	$697,942	100%	$579,374	100%
Cost of sales (1)(2)	246,932	81%	240,948	77%	555,742	80%	448,521	77%
Gross profit	57,131	19%	73,017	23%	142,200	20%	130,853	23%
Operating expenses:
Research and development (1) (2)	11,238	4%	9,852	3%	23,054	3%	18,402	3%
Selling, general and administrative (1) (2)	23,442	8%	18,087	6%	48,896	7%	35,905	6%
Total operating expenses	34,680	11%	27,939	9%	71,950	10%	54,307	9%
Income from operations	22,451	7%	45,078	14%	70,250	10%	76,546	13%
Other income (expense):
Interest expense, net	(5,273)	(2%)	(4,230)	(1%)	(11,148)	(2%)	(8,829)	(2%)
Other expense, net	252	0%	2,548	1%	(3,077)	0%	(167)	0%
Total other expense	(5,021)	(2%)	(1,682)	(1%)	(14,225)	(2%)	(8,996)	(2%)
Income before income taxes	17,430	6%	43,396	14%	56,025	8%	67,550	12%
Provision for income taxes	4,644	2%	6,602	2%	12,263	2%	9,751	2%
Net income	$12,786	4%	$36,794	12%	$43,762	6%	$57,799	10%

Earnings per share:
Basic	$0.56		$1.68		$1.93		$2.65
Diluted	$0.55		$1.60		$1.88		$2.53
Shares used in computing earnings per share:
Basic	22,872		21,915		22,733		21,794
Diluted	23,359		23,038		23,314		22,877
* Summations may not compute precisely due to rounding.
(1) Includes share-based compensation expense as follows:
Cost of sales	$607		$227		$1,152		$445
Research and development	660		288		1,294		562
Selling, general and administrative	2,881		1,182		5,757		2,295
(2) Includes amortization of intangible assets expense as follows:
Cost of sales	$98		$—		$114		$—
Research and development	—		245		—		490
Selling, general and administrative	961		993		1,922		2,016

** Amounts for fiscal 2018 are accounted for under ASC 605 (refer to Note 1(u)).

Three and Six Months Ended March 1, 2019 as Compared to the Three and Six Months Ended February 23, 2018

Net Sales

Net sales decreased by $9.9 million, or 3.2%, during the three months ended March 1, 2019 compared to the same period in the prior year, and increased by $118.6 million, or 20.5%, during the six months ended March 1, 2019 compared to the same period in the prior year. The decrease was primarily due to lower mobile memory and consumer IC product sales in Brazil of $56.5 million, or a decline of 38.1%, and $42.3 million, or a decline of 16.3%, for the three and six-month periods, respectively, which was mainly driven by lower customer demand. The decrease was offset in part by higher Specialty DRAM sales, increasing by 16% and 18%, and higher average selling prices of 20% and 21%, for the three and six-month periods, respectively. Similarly, our Specialty Flash sales increased due to product mix and 30% higher average selling prices, increasing by 21% for the six-month period. The higher Specialty DRAM and Flash revenue was also due in part to sales of new products and increased customer penetration. The decreases in Brazil were also offset by additional revenue from our new SCSS business, which was acquired in June 2018, of $41.3 million and $96.0 million for the three and six-month periods, respectively.

Cost of Sales

Cost of sales increased by $6.0 million, or 2.5%, during the three months ended March 1, 2019 compared to the same period in the prior year, and by $107.2 million, or 23.9%, during the six months ended March 1, 2019 compared to the same period in the prior year.  The increase for the three-month period was primarily due to fixed manufacturing costs, as well as additional costs for the new SCSS business. The increase for the six-month period was primarily due to an increase of 23% in the cost of materials for the higher level of sales, as well as higher production costs related to the increased revenue and additional costs for the new SCSS business. Included in the cost of sales increases were favorable foreign exchange impacts of $1.9 million and $4.9 million for the three and six-month periods, respectively, due to locally sourced cost of sales in Brazil.

Gross Profit

Gross margin decreased to 18.8% and 20.4% during the three and six months ended March 1, 2019 compared to 23.3% and 22.6% for the same periods in the prior year, respectively, primarily due to higher cost of sales for SCSS, as well as fixed manufacturing costs for Brazil.

Research and Development Expense

Research and development (“R&D”) expense increased by $1.4 million, or 14.1%, during the three months ended March 1, 2019 compared to the same period in the prior year, and by $4.7 million, or 25.3%, during the six months ended March 1, 2019 compared to the same period in the prior year. The increases were primarily due to $1.7 million and $3.7 million higher costs from our new SCSS business for the three and six-month periods, respectively, as well as higher depreciation for the six-month period. Included in the R&D expense increases were favorable foreign exchange impacts of $0.6 million and $1.6 million for the three and six-month periods, respectively.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased by $5.4 million, or 29.6%, during the three months ended March 1, 2019 compared to the same period in the prior year, and by $13.0 million, or 36.2%, during the six months ended March 1, 2019 compared to the same period in the prior year. The increases were primarily due to $7.1 million and $14.9 million higher costs from our new SCSS business for the three and six-month periods, respectively, partially offset by lower intangible amortization expense as some intangible assets became fully amortized. Included in the SG&A expense increases were favorable foreign exchange impacts of $0.4 million and $1.0 million for the three and six-month periods, respectively.

Other Income (Expense)

Interest expense, net increased $1.0 million, or 24.7%, during the three months ended March 1, 2019 compared to the same period in the prior year, and $2.3 million, or 26.3%, during the six months ended March 1, 2019 compared to the same period in the prior year, primarily due to higher interest expense from an incremental loan due to the Penguin acquisition. Other income (expense), net decreased by $2.3 million and $2.9 million for the three and six-month periods, respectively, primarily due to foreign currency gains/losses.

Provision for Income Taxes

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to SMART, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three and six months ended March 1, 2019 decreased by $2.0 million and increased by $2.5 million, as compared to the same period in the prior year, respectively, due to expiration of certain tax incentives, offset by lower profits in certain non-U.S. jurisdictions subject to tax.

As of March 1, 2019, SMART has a full valuation allowance for our net deferred tax assets associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Liquidity and Capital Resources

	Six Months Ended
	March 1, 2019	February 23, 2018
	(in thousands)
Cash provided by operating activities	$74,406	$48,954
Cash used in investing activities	(19,711)	(10,391)
Cash provided by (used in) financing activities	853	(10,491)
Effect of exchange rate changes on cash, cash equivalents and restricted cash *	2,392	1,237
Net increase in cash, cash equivalents and restricted cash *	$57,940	$29,309

* Cash balance was adjusted to include restricted cash upon adoption of ASU 2016-18 in fiscal 2019.

At March 1, 2019, we had cash and cash equivalents of $95.2 million, of which approximately $67.2 million was held outside of the United States.

In June 2018, we acquired Penguin for a purchase price of approximately $45 million and assumed approximately $32.3 million of Penguin’s outstanding indebtedness. We financed the acquisition with net proceeds from the $60 million Incremental Amendment as defined in Note 7.

In October 2018, we entered into the Second Amendment to the Amended Credit Agreement (as defined in Note 7). As a result of the Second Amendment, we were granted a holiday from the obligation to make quarterly repayments of principal under the Initial Term Loans and the Incremental Term Loans (as defined in Note 7) at any time with respect to fiscal 2019. In addition, we were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019.

We expect that our existing cash and cash equivalents, line of credit and cash generated by operating activities will be sufficient to fund our operations for at least the next twelve months. Our principal uses of cash and capital resources are debt service requirements as described below, capital expenditures, R&D expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding our R&D activities, manufacturing equipment upgrades and/or acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents consist of funds held in demand deposit accounts and money market funds. We do not enter into investments for trading or speculative purposes.

During the six months ended March 1, 2019, cash provided by operating activities was $74.4 million. The primary factors affecting our cash flows during this period were $43.8 million of net income, $22.6 million of non-cash related expenses and an $8.0 million change in our net operating assets and liabilities. The $8.0 million change in net operating assets and liabilities consisted of an increase of $83.8 million in accounts receivable, offset by decreases of $47.7 million in inventory and $4.2 million in prepaid expenses and other assets, and increases of $31.6 million in accounts payable and $8.3 million in accrued expense and other liabilities. The increases in accounts receivable and accounts payable were primarily due to higher gross sales, while the decrease in inventory was mainly due to the lower Brazil and Penguin inventories, as well as the ASC 606 adjustment required in fiscal 2019 (refer to Note 1(u)).

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

Net cash used in investing activities during the six months ended March 1, 2019 was $19.7 million consisting primarily of purchases of property and equipment. Net cash used in investing activities during the six months ended February 23, 2018 was $10.4 million consisting primarily of purchases of property and equipment.

Net cash provided by financing activities during the six months ended March 1, 2019 was $0.9 million, consisting primarily of $4.4 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans, partially offset by $3.4 million long-term debt payments for the BNDES Credit Agreements and $0.2 million for withholding tax on restricted stock units. Net cash used in financing activities during the six months ended February 23, 2018 was $10.5 million consisting primarily of $12.3 million long-term debt payments for both the Amended Credit Agreement and the BNDES Credit Agreements, $1.6 million payment of expenses related to our initial public offering and $0.8 million payment of fees for our revolving line of credit financing, partially offset by $4.2 million proceeds from issuance of ordinary shares from share option exercises..

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

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the Brazil reais. Approximately 50% and 63% of our net sales during the six months ended March 1, 2019 and February 23, 2018, respectively, originated in reais. We present our combined financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our combined financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our consolidated income statements is primarily due to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated income statements are also impacted by foreign currency gains and losses recorded in Other Expense arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During the six months ended March 1, 2019 and February 23, 2018, we recorded $3.3 million and $0.3 million, respectively, of foreign exchange losses.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term and short-term debt, including the $208.5 million aggregate balance under the term loans under the Amended Credit Agreement, the R$6.4 million (or $1.8 million) balance under the BNDES 2013 Credit Agreement and the R$19.8 million (or $5.4 million) balance under the BNDES 2014 Credit Agreement, in each case as of March 1, 2019. Although we did not have any revolving balances outstanding as of March 1, 2019, the revolving facility under the Amended Credit Agreement provides for borrowings of up to $50 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the revolving loans under the Amended Credit Agreement were fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $2.6 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 1, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 10, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for our fiscal year ended August 31, 2018, except as set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2018.  These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director Resignation

On March 28, 2019, Iain MacKenzie resigned as a member of our board of directors. Mr. MacKenzie’s resignation from the board was for personal reasons and not the result of any disagreement with the company. In connection with his resignation, Mr. MacKenzie entered into a consultancy agreement whereby the Company agreed to pay $1,000 per month for his services for an initial term of one year to continue on a month-by-month basis thereafter and may be terminated by either party with or without cause upon providing 30-day notice.

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

SMART GLOBAL HOLDINGS, INC.

Date: March 28, 2019	By:	/s/ AJAY SHAH
	Name:	Ajay Shah
	Title:	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2019	By:	/s/ JACK PACHECO
	Name:	Jack Pacheco
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)