Form 10-Q
period 2019-05-31
SMART Global Holdings, Inc.
filed 2019-06-27
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38102

SMART GLOBAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1013909
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Maples Corporate Services Limited P.O. Box 309 Ugland House Grand Cayman, Cayman Islands	KY1-1104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 623-1231

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.03 par value per share	SGH	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

As of May 31, 2019, the registrant had 23,081,158 ordinary shares outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART Global Holdings, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	May 31,	August 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$126,099	$31,375
Accounts receivable, net of allowances of $200 and $225 as of May 31, 2019 and August 31, 2018, respectively	230,177	237,212
Inventories	132,816	221,419
Prepaid expenses and other current assets	31,052	32,043
Total current assets	520,144	522,049
Property and equipment, net	67,135	56,615
Other noncurrent assets	14,603	22,449
Intangible assets, net	23,326	26,255
Goodwill	44,805	45,394
Total assets	$670,013	$672,762
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$177,519	$223,186
Accrued liabilities	36,059	45,190
Current portion of long-term debt	19,087	27,409
Total current liabilities	232,665	295,785
Long-term debt	188,428	184,190
Other long-term liabilities	6,840	5,659
Total liabilities	$427,933	$485,634
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 23,081 and 22,480 as of May 31, 2019 and August 31, 2018, respectively	696	678
Additional paid-in capital	268,652	250,191
Accumulated other comprehensive loss	(186,263)	(175,995)
Retained earnings	158,995	112,254
Total shareholders’ equity	242,080	187,128
Total liabilities and shareholders’ equity	$670,013	$672,762

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 25,	May 31,	May 25,
	2019	2018	2019	2018
Net sales (1)	$235,657	$335,477	$933,599	$914,851
Cost of sales	192,622	257,423	748,364	705,944
Gross profit	43,035	78,054	185,235	208,907
Operating expenses:
Research and development	11,330	9,763	34,384	28,165
Selling, general, and administrative	24,306	19,597	73,202	55,502
Total operating expenses	35,636	29,360	107,586	83,667
Income from operations	7,399	48,694	77,649	125,240
Interest expense, net	(5,001)	(4,098)	(16,149)	(12,927)
Other income (expense), net	97	(7,145)	(2,980)	(7,312)
Total other expense	(4,904)	(11,243)	(19,129)	(20,239)
Income before income taxes	2,495	37,451	58,520	105,001
Provision for income taxes	550	5,505	12,813	15,256
Net income	$1,945	$31,946	$45,707	$89,745
Earnings per share:
Basic	$0.08	$1.44	$2.00	$4.09
Diluted	$0.08	$1.37	$1.96	$3.90
Shares used in computing earnings per share:
Basic	23,005	22,206	22,824	21,932
Diluted	23,330	23,306	23,374	23,020

(1)	Includes sales to affiliates of $26,427 and $94,641 in the three and nine months ended May 31, 2019, respectively, and $39,665 and $100,737 for the corresponding periods of fiscal 2018. (see Note 3).

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 25,	May 31,	May 25,
	2019	2018	2019	2018
Net income	$1,945	$31,946	$45,707	$89,745
Other comprehensive income (loss):
Foreign currency translation	(16,209)	(17,974)	(10,268)	(18,740)
Comprehensive income (loss)	$(14,264)	$13,972	$35,439	$71,005

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(In thousands)

(Unaudited)

				Accumulated	Retained
			Additional	other	earnings	Total
	Ordinary shares		paid-in	comprehensive	(accumulated	shareholders’
	Shares	Amount	capital	loss	deficit)	equity
Balances as of August 25, 2017	21,666	$653	$232,162	$(143,210)	$(7,209)	$82,396
Stock-based compensation expense	—	—	1,605	—	—	1,605
Issuance of ordinary shares from exercises	81	3	919	—	—	922
Issuance of ordinary shares from release of restricted stock units	4	—	—	—	—	—
Foreign currency translation	—	—	—	(7,177)	—	(7,177)
Net income	—	—	—	—	21,005	21,005
Balance as of November 24, 2017	21,751	656	234,686	(150,387)	13,796	98,751
Stock-based compensation expense	—	—	1,697	—	—	1,697
Issuance of ordinary shares from exercises	300	9	3,246	—	—	3,255
Issuance of ordinary shares from release of restricted stock units	55	1	(1)	—	—	—
Foreign currency translation	—	—	—	6,411	—	6,411
Net income	—	—	—	—	36,794	36,794
Balance as of February 23, 2018	22,106	666	239,628	(143,976)	50,590	146,908
Stock-based compensation expense	—	—	3,297	—	—	3,297
Issuance of ordinary shares from exercises	202	6	2,172	—	—	2,178
Foreign currency translation	—	—	—	(17,974)	—	(17,974)
Net income	—	—	—	—	31,946	31,946
Balance as of May 25, 2018	22,308	$672	$245,097	$(161,950)	$82,536	$166,355

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity (continued)

(In thousands)

(Unaudited)

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Retained	shareholders’
	Shares	Amount	capital	loss	earnings	equity
Balances as of August 31, 2018	22,480	$678	$250,191	$(175,995)	$112,254	$187,128
Stock-based compensation expense	—	—	4,055	—	—	4,055
Issuance of ordinary shares from exercises	210	6	2,396	—	—	2,402
Issuance of ordinary shares from release of restricted stock units	55	2	(2)	—	—	—
Issuance of ordinary shares from employee share purchase plan	36	1	967	—	—	968
Effect of adopting ASC 606	—	—	—	—	1,034	1,034
Foreign currency translation	—	—	—	3,102	—	3,102
Net income	—	—	—	—	30,976	30,976
Balance as of November 30, 2018	22,781	687	257,607	(172,893)	144,264	229,665
Stock-based compensation expense	—	—	4,148	—	—	4,148
Issuance of ordinary shares from exercises	87	3	1,068	—	—	1,071
Issuance of ordinary shares from release of restricted stock units	67	1	(1)	—	—	—
Withholding tax on restricted stock units	(8)	—	(219)	—	—	(219)
Foreign currency translation	—	—	—	2,839	—	2,839
Net income	—	—	—	—	12,786	12,786
Balance as of March 1, 2019	22,927	691	262,603	(170,054)	157,050	250,290
Stock-based compensation expense	—	—	4,433	—	—	4,433
Issuance of ordinary shares from exercises	28	1	296	—	—	297
Issuance of ordinary shares from release of restricted stock units	52	2	(2)	—	—	—
Issuance of ordinary shares from employee share purchase plan	74	2	1,333	—	—	1,335
Withholding tax on restricted stock units	—	—	(11)	—	—	(11)
Foreign currency translation	—	—	—	(16,209)	—	(16,209)
Net income	—	—	—	—	1,945	1,945
Balance as of May 31, 2019	23,081	$696	$268,652	$(186,263)	$158,995	$242,080

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	May 31,	May 25,
	2019	2018
Cash flows from operating activities:
Net income	$45,707	$89,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,152	18,656
Share-based compensation	12,636	6,599
Provision for doubtful accounts receivable and sales returns	(24)	(13)
Deferred income tax benefit	430	(1,376)
(Gain) loss on disposal of property and equipment	21	230
Write off of long-term asset	—	250
Amortization of debt discounts and issuance costs	2,085	2,165
Changes in operating assets and liabilities:
Accounts receivable	7,658	(86,706)
Inventories	82,771	(27,940)
Prepaid expenses and other assets	1,787	(3,495)
Accounts payable	(44,885)	83,879
Accrued expenses and other liabilities	(7,622)	(4,703)
Net cash provided by operating activities	120,716	77,291
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(30,112)	(18,251)
Proceeds from sale of property and equipment	71	101
Acquisition of business, net of cash acquired	(148)	—
Net cash used in investing activities	(30,189)	(18,150)
Cash flows from financing activities:
Fees paid for revolving line of credit financing	—	(768)
Long-term debt payment	(5,073)	(18,402)
Payment of costs related to initial public offering (IPO)	—	(1,591)
Proceeds from borrowings under revolving line of credit	235,500	277,500
Repayments of borrowings under revolving line of credit	(235,500)	(277,500)
Proceeds from issuance of ordinary shares from share option exercises	3,770	6,170
Proceeds from issuance of ordinary shares from employee share purchase plan	2,303	—
Withholding tax on restricted stock units	(230)	—
Net cash provided by (used in) financing activities	770	(14,591)
Effect of exchange rate changes on cash, cash equivalents and restricted cash *	(2,432)	(3,198)
Net increase in cash, cash equivalents and restricted cash *	88,865	41,352
Cash, cash equivalents and restricted cash at beginning of period *	37,234	29,463
Cash, cash equivalents and restricted cash at end of period *	$126,099	$70,815
Supplemental disclosures of cash flow information:
Cash paid during the period:
Cash paid for interest	$14,888	$11,048
Cash paid for income taxes, net of refunds	13,817	17,085
Noncash activities information:
Capital expenditures included in accounts payable at period end	2,455	2,905
Unpaid debt fees related to term loan and revolver	—	469
Proceeds receivable from the exercise of stock options	—	(198)

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

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The three and nine months ended May 31, 2019 and May 25, 2018 were both 13-week and 39-week fiscal periods, respectively.

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

Gross Billings and Net Sales

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 25,	May 31,	May 25,
	2019	2018 (2)	2019	2018 (2)
Service revenue, net	$9,692	$11,270	$35,343	$30,746
Cost of purchased materials - service (1)	206,097	258,098	802,630	714,883
Gross billings for services	215,789	269,368	837,973	745,629
Product net sales	225,965	324,207	898,256	884,105
Gross billings to customers	$441,754	$593,575	$1,736,229	$1,629,734
Product net sales	$225,965	$324,207	$898,256	$884,105
Service revenue, net	9,692	11,270	35,343	30,746
Net sales	$235,657	$335,477	$933,599	$914,851

(1)	Represents material procurement costs of products provided as an agent reported on a net basis.
(2)	Amounts for fiscal 2018 are accounted for under ASC 605 (refer to Note 1(u)).

Gross billings to customers in the table above represents total amounts invoiced to customers during the period and is the sum of net sales plus material procurement costs of products the Company provides as an agent. The amount invoiced to customers for agency related services is the total of the related material procurement costs and fees for providing its services. Gross billings to customers are reflected in accounts receivable for unpaid invoices as of the end of the period. Additionally, material procurement costs of products the Company manages as an agent on behalf of its customers on hand as of the end of the period are reflected in inventory.  Both the amounts in accounts receivable and inventory impact the determination of net cash provided by (or used in) operations.

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract assets represent amounts recognized as revenue for which the Company does not have the unconditional right to consideration. All contract assets represent amounts related to invoices expected to be issued during the next 12-month period and are recorded as prepaid expenses and other current assets. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and are allocated between accrued liabilities and other long-term liabilities on our condensed consolidated balance sheet based on the timing of when the customer takes control of the asset or receives the benefit of the service. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. Changes in the accounts receivable, contract assets and the deferred revenues balances during the nine months ended May 31, 2019 are as follows (in thousands):

	May 31,	September 1,
	2019	2018	$ Change
Accounts receivable	$230,177	$240,098	$(9,921)
Contract assets	$—	$1,136	$(1,136)
Deferred revenue	$13,635	$11,750	$1,885

The decrease in contract assets of $1.1 million from September 1, 2018 to $0 as of May 31, 2019 was primarily driven by an increase in billing of amounts that had been recognized as revenue in prior periods and recorded as contract assets because they had not been billed. The increase in deferred revenue from $11.8 million to $13.6 million was due to additional funds collected for hosting and support contracts signed during the quarter in which billing occurred in advance of revenue recognition. During the nine months ended May 31, 2019, $5.3 million of revenue recognized was included in the deferred revenue balance at the beginning of the period, which was offset by additional deferrals during the period.

Disaggregation of Revenue

The Company disaggregates revenue by source of revenue and geography; no other level of disaggregation is required considering the type of products, customer, markets, contracts, duration of contracts, timing of transfer of control, and sales channels. The revenue by geography is disclosed in Note 11, and revenue by source is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 25,	May 31,	May 25,
	2019	2018	2019	2018
Brazil	$100,982	$232,742	$447,372	$599,225
Specialty Memory	98,755	102,735	354,312	315,626
Specialty Compute and Storage Solutions	35,920	—	131,915	—
Total net sales	$235,657	$335,477	$933,599	$914,851

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

Remaining performance obligations represent contracted revenue related to support services that have not yet been recognized. The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

May 31, 2019
Within 1 year	$9,294
2-3 years	4,117
Thereafter	224
$13,635

(e)	Cash and Cash Equivalents

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

Inventories are valued at the lower of actual cost or net realizable value. Inventory value is determined on a specific identification basis for material and an allocation of labor and manufacturing overhead. At each balance sheet date, the Company evaluates the ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product family and considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles. The Company adjusts carrying value to the lower of its cost or net realizable value. Inventory write-downs are not reversed and create a new cost basis.

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

As of  May 31, 2019, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$33.9 million (or $8.6 million), of which (i) R$7.6 million (or $1.9 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$24.3 million (or $6.1 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$2.0 million (or $0.6 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.6 million or $0.2 million) and other noncurrent assets (R$1.4 million or $0.4 million). As of August 31, 2018, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$45.3 million (or $12.1 million), of which (i) R$16.6 million (or $4.4 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$25.4 million (or $6.8 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$3.3 million (or $0.9 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.6 million or $0.2 million) and other noncurrent assets (R$2.7 million or $0.7 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2019 through fiscal 2022. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.

In April and June 2016, the Company filed cases with the State of Sao Paulo tax authorities to seek approval to sell excess ICMS credits. In December 2017, the Company obtained approval to sell R$31.6 million (or $8.0 million) of its ICMS credits.  Once approved, sales of ICMS credits usually take three to six months to complete and typically incur a discount to the face amount of the credits sold, as well as fees for the arrangers of these sales which together aggregate 10% to 15% of the face amount of the credits being sold. Once the sale agreement is complete, the tax authorities usually approve the transfer of credits in monthly installments and the proceeds resulting from the sale of the aforementioned credits shall be received by the Company accordingly. The Company has recorded valuation adjustments for the estimated discount and fees that the Company will need to offer in order to sell the ICMS credits to other companies.

In the first quarter of fiscal 2019, the Company sold R$17.7 million (or $4.5 million) of its ICMS credits that had been approved to be sold in December 2017. The payments are to be received in 22 installments starting in the second quarter of fiscal 2019 through fiscal 2020. The Company received a total of R$8.0 million (or $2.0 million) of the monthly installments during the nine months ended May 31, 2019.

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

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. As of May 31, 2019 and August 31, 2018, the carrying value of goodwill on the Company’s condensed consolidated balance sheet was $44.8 million and $45.4 million, respectively.

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

All of the $44.8 million carrying value of goodwill on the Company’s condensed consolidated balance sheet as of May 31, 2019 is associated with the Company’s three reporting units (Specialty Memory, Brazil and Penguin). No impairment of goodwill was recognized through May 31, 2019.

The changes in the carrying amount of goodwill during the nine months ended May 31, 2019 and fiscal 2018 are as follows (in thousands):

Total
Balance as of August 25, 2017	$46,022
Addition from business acquisition (see Note 2)	4,575
Translation adjustments	(5,203)
Balance as of August 31, 2018	45,394
Provisional adjustments from business acquisition (see Note 2)	671
Translation adjustments	(1,260)
Balance as of May 31, 2019	$44,805

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of May 31, 2019 and August 31, 2018 (dollars in thousands):

		May 31, 2019			August 31, 2018
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	5 - 7	$14,700	$(2,056)	$12,644	$37,187	$(22,968)	$14,219
Trademarks/tradename	7	12,200	(1,707)	10,493	12,200	(400)	11,800
Technology	4	250	(61)	189	5,150	(4,914)	236
Backlog	< 1	400	(400)	—	400	(400)	—
Total		$27,550	$(4,224)	$23,326	$54,937	$(28,682)	$26,255

Amortization expense related to intangible assets for the three and nine months ended May 31, 2019 totaled approximately $1.0 million and $3.0 million, respectively, and $1.2 million and $3.7 million, respectively for the corresponding periods of fiscal 2018. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Three Months Ended		Nine Months Ended
	May 31,	May 25,	May 31,	May 25,
	2019	2018	2019	2018
Amortization of intangible assets classification (in thousands):
Cost of sales	$16	$—	$130	$—
Research and development	—	245	—	735
Selling, general and administrative	960	976	2,882	2,992
Total	$976	$1,221	$3,012	$3,727

As of May 31, 2019, estimated amortization expenses of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Fiscal year ending August:	Amount
Remainder of fiscal 2019	$976
2020	3,905
2021	3,905
2022	3,891
2023	3,843
2024 and thereafter	6,806
Total	$23,326

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized during the three and nine months ended May 31, 2019.

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

During the three and nine months ended May 31, 2019, the Company recorded $144 thousand and $3.5 million, respectively, and $6.9 million and $7.3 million, respectively, for the corresponding periods of 2018, of foreign exchange losses primarily related to its Brazilian operating subsidiaries.

(q)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their income statement all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Three Months Ended		Nine Months Ended
	May 31,	May 25,	May 31,	May 25,
	2019	2018	2019	2018
Share-based compensation expense by category (in thousands):
Cost of sales	$651	$414	$1,803	$859
Research and development	673	325	1,967	887
Selling, general and administrative	3,109	2,558	8,866	4,853
Total	$4,433	$3,297	$12,636	$6,599

(r)	Loss Contingencies

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

The Company relies on three suppliers for the majority of its raw materials. At May 31, 2019 and August 31, 2018, the Company owed these three suppliers $113.5 million and $138.4 million, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases from these suppliers during the three and nine months ended May 31, 2019 were $0.2 billion and $1.0 billion, respectively, and $0.4 billion and $1.1 billion, respectively for the corresponding periods of fiscal 2018.

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

The following table provides a reconciliation of cash and cash equivalents as previously reported within the Condensed Consolidated Statements of Cash Flows to cash, cash equivalents and restricted cash as currently reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	August 31, 2018	May 25, 2018	August 25, 2017
Cash, cash equivalents as previously reported in the Condensed Consolidated Statements of Cash Flows	$31,375	$64,495	$22,436
Restricted cash (Other noncurrent assets)	5,859	6,320	7,027
Cash, cash equivalents as currently reported in the Condensed Consolidated Statements of Cash Flows	$37,234	$70,815	$29,463

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning on September 1, 2019 and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  In July 2018, the FASB issued ASU 2018-11, “Leases (topic 842): Targeted Improvements”, which permits an entity to elect an additional transition method to the existing modified retrospective transition requirements. Under the new transition method, an entity could adopt the provisions of ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with the previous lease guidance in ASC Topic 840. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements. The Company currently expects to adopt the new standard using this optional transition method. However, as disclosed in Note 10(a), the Company has over $40.1 million in lease commitments at May 31, 2019 and believes that the adoption will have a material impact to the consolidated financial statements.

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

The following tables summarize the impacts of ASC 606 adoption on the Company's condensed consolidated financial statements as of and for the periods ended May 31, 2019 (in thousands).

Selected Consolidated Balance Sheet Line Items:

	As of May 31, 2019
	As Reported	Adjustment	Balances Without Adoption
Accounts receivable	$230,177	$(7,464)	$222,713
Inventories	$132,816	$5,990	$138,806
Prepaid expenses and other current assets	$31,052	$(6)	$31,046
Retained earnings	$158,995	$(1,480)	$157,515

Selected Consolidated Statement of Comprehensive Income Line Items:

	Three Months Ended May 31, 2019
	As Reported	Adjustment	Balances Without Adoption
Net sales	$235,657	$8,177	$243,834
Cost of sales	$192,622	$6,315	$198,937
Gross profit	$43,035	$1,862	$44,897
Provision for income taxes	$550	$56	$606
Net income	$1,945	$1,806	$3,751

	Nine Months Ended May 31, 2019
	As Reported	Adjustment	Balances Without Adoption
Net sales	$933,599	$(3,441)	$930,158
Cost of sales	$748,364	$(3,001)	$745,363
Gross profit	$185,235	$(440)	$184,795
Provision for income taxes	$12,813	$6	$12,819
Net income	$45,707	$(446)	$45,261

Selected Consolidated Statement of Cash Flows Line Items:

	Nine Months Ended May 31, 2019
	As Reported	Adjustment	Balances Without Adoption
Net income	$45,707	$(446)	$45,261
Adjustment to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities
Accounts receivable	$7,658	$4,577	$12,235
Inventories	$82,771	$(3,001)	$79,770
Prepaid expenses and other assets	$1,787	$(1,130)	$657
Net cash provided by operating activities	$120,716	$—	$120,716

(2)	Business Acquisitions

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

The total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed. The assets acquired and liabilities assumed at the acquisition date are based upon their respective fair values summarized below (in thousands):

	Previously Reported	Purchase Price Allocation Measurement period adjustment	As Adjusted
Tangible assets acquired	$84,707	$(671)	$84,036
Liabilities assumed	(72,226)		(72,226)
Identifiable intangible assets	27,550		27,550
Goodwill	4,575	671	5,246
Total net assets acquired	$44,606	$—	$44,606

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in our Form 10-K for the fiscal year ended August 31, 2018. The measurement period adjustment, as recognized in the third quarter, is related to the reduction of inventory originally represented by the sellers as held by vendors for repairs. Upon further analysis, the Company confirmed with the vendors that the stated inventory or an obligation by the vendors to refund the Company did not exist as of June 8, 2018, the acquisition date.

We do not believe that the measurement period adjustments had a material impact on our consolidated statements of operations, balance sheets or cash flows in any periods previously reported. The final determination of the fair values were completed within the measurement period of up to one year from the acquisition date, and adjustments to provisional amounts that were identified during the measurement period were recorded in the reporting period in which the adjustment was determined.

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

Unaudited Pro Forma Information

The results of operations related to the Penguin acquisition have been included in our consolidated income statements from the acquisition date. The following unaudited pro forma financial information presents our combined results of operations for the three and nine months ended May 25, 2018 as if the acquisition of Penguin and entering into the Incremental Amendment had occurred on August 27, 2016. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition been completed on August 27, 2016. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company. The actual results may differ significantly from the pro forma results presented here due to many factors.

	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	May 25, 2018	May 25, 2018
Total net sales	$383,927	$1,063,994
Net income	$32,468	$91,002
Earnings per share:
Basic	$1.46	$4.15
Diluted	$1.39	$3.95

The unaudited pro forma financial information above reflects the following material adjustments:

•	Incremental amortization expense related to the estimated fair value of identifiable intangible assets from the purchase price allocation.
•	Incremental interest expense and amortization of debt issuance costs related to our Incremental Amendment.
•	The adjustments to income tax expense as a result of the consolidation and pro forma adjustments.

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

(3)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 25,	May 31,	May 25,
	2019	2018	2019	2018
Affiliates:
Net sales	$26,427	$39,665	$94,641	$100,737

As of May 31, 2019 and August 31, 2018, amounts due from these affiliates were $10.5 million and $11.7 million, respectively.

(4)	Foreign Currency Exchange Contracts

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

Foreign exchange forward contracts outstanding at May 31, 2019 are not designated as hedging instruments for hedge accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated forward contracts are reported in other income (expense) in the condensed consolidated income statements. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense).

As of May 31, 2019, the Company’s non-designated forward contacts resulted in a $0.6 million derivative asset. For the three and nine months ended May 31, 2019, the Company recognized realized losses in the amount of $0.5 million and $2.5 million, respectively, and net unrealized gains on the change in the fair value of the non-designated forward contracts in the amount of $2.1 million and $0.6 million, respectively.

(5)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	May 31,	August 31,
	2019	2018
Raw materials	$76,913	$105,017
Work in process	12,234	35,977
Finished goods	43,669	80,425
Total inventories*	$132,816	$221,419

*	As of May 31, 2019 and August 31, 2018, 22% and 22%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	May 31,	August 31,
	2019	2018
Indemnification claims receivable*	$8,036	$8,000
Unbilled service receivables	5,782	5,361
Prepaid R&D expense	3,830	2,590
Prepaid ICMS taxes in Brazil**	2,132	4,593
Prepaid income taxes	1,977	1,697
Revolver debt fees	952	952
Supplier advances	900	—
Derivative assets***	585	—
Prepayment for VAT and other transaction taxes	534	2,557
Other prepaid expenses and other current assets	6,324	6,293
Total prepaid expenses and other current assets	$31,052	$32,043

*	See Note 2.
**	See Note 1(i).
***	See Note 4.

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	May 31,	August 31,
	2019	2018
Office furniture, software, computers and equipment	$22,708	$21,267
Manufacturing equipment	117,269	97,192
Leasehold improvements*	26,173	24,011
	166,150	142,470
Less accumulated depreciation and amortization	99,015	85,855
Net property and equipment	$67,135	$56,615

*	Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment during the three and nine months ended May 31, 2019 was approximately $5.8 million and $17.1 million, respectively, and $4.8 million and $14.9 million, respectively for the corresponding periods of fiscal 2018.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	May 31,	August 31,
	2019	2018
Prepaid ICMS taxes in Brazil*	$6,529	$7,483
Deferred tax assets	1,999	2,430
Prepaid R&D expense	1,649	2,218
Tax receivable	1,621	1,237
Revolver debt fees	669	1,383
Restricted cash**	—	5,859
Other	2,136	1,839
Total other noncurrent assets	$14,603	$22,449

*	See Note 1(i).
**	See Note 7.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 31,	August 31,
	2019	2018
Accrued employee compensation	$9,663	$19,501
Deferred revenue	9,294	8,292
Indemnification claims liability	4,521	4,521
Customer deposits	3,196	1,334
VAT and other transaction taxes payable	2,378	3,037
Accrued interest payable	1,872	2,457
Accrued warranty reserve	1,696	856
Income taxes payable	831	2,242
Accrued credits payable to customers	—	379
Other accrued liabilities	2,608	2,571
Total accrued liabilities	$36,059	$45,190

(6)	Income Taxes

Provision for income taxes for the three and nine month periods presented consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 25,	May 31,	May 25,
	2019	2018	2019	2018
Provision for income taxes	$550	$5,505	$12,813	$15,256

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three and nine months ended May 31, 2019 decreased by $5.0 million and $2.4 million, respectively, as compared to the same periods in the prior year, primarily due to lower profits in certain non-U.S. jurisdictions subject to tax, partially offset by expiration of certain tax incentives.

As of May 31, 2019, the Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Interest and Interest Rates. Loans under the Amended Credit Agreement accrue interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings is 6.25% and with respect to base rate borrowings is 5.25%. The interest rate on the Initial Term Loans and Incremental Term Loans was 8.79% and 8.86% as of May 31, 2019, respectively.

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

Principal Payments. The Amended Credit Agreement requires quarterly repayments of principal under the Initial Term Loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter and, commencing on November 30, 2018, quarterly repayments of principal under the Incremental Term Loans equal to 2.5% of $60 million, or $1.5 million per fiscal quarter.  As a result of the Second Amendment, the borrowers were granted a holiday in fiscal 2019 from the obligation to make quarterly repayments of principal under the Initial Term Loans and the Incremental Term Loans. During the three and nine months ended May 31, 2019, the borrowers made scheduled principal payments of $0 million, and $4.1 million and $12.4 million respectively, for the corresponding periods of fiscal 2018.

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

As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019. No mandatory prepayments were required for the three months ended May 31, 2019 or for fiscal 2018.

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

As of May 31, 2019 and August 31, 2018, the outstanding principal balance of all term loans under the Amended Credit Agreement was $208.5 million and there were no outstanding revolving loans. The fair value of the term loans as of May 31, 2019 and August 31, 2018 was estimated to be approximately $207.5 million. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

Penguin Credit Agreement

On June 8, 2018 in connection with the Penguin acquisition, the Company assumed the outstanding balances due under that certain credit agreement dated January 8, 2018 between Penguin and Wells Fargo Capital Finance, LLC (the Penguin Credit Facility) which had an outstanding balance of $32.3 million as of June 8, 2018. In addition, on June 8, 2018, SMART Global Holdings entered into a guarantee with Wells Fargo Capital Finance, LLC (WFCF) whereby SMART Global Holdings guaranteed the repayment and full performance of Penguin under the Penguin Credit Facility. As required under the Incremental Amendment, the Company paid off the outstanding balance and terminated the agreement under the Penguin Credit Facility in August 2018.

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES, referred to as the BNDES 2013 Credit Agreement. Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $12.8 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. Prior to July 2018, SMART Brazil’s obligations under the BNDES 2013 Credit Agreement were guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil in favor of Itaú Bank and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement. The committed amount was R$6.0 million (or $1.6 million), which is shown on the Company’s condensed consolidated balance sheets as restricted cash in other noncurrent assets as of August 31, 2018.

Approximately half of the available debt under the BNDES 2013 Credit Agreement accrues interest at a fixed rate while the other half accrues interest at a floating rate. The facility under the BNDES 2013 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment being due on July 15, 2019.

As of May 31, 2019, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$3.2 million (or $0.8 million), of which R$1.6 million (or $0.4 million) accrues interest at the fixed rate of 3.5% and R$1.7 million (or $0.4 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum. As of August 31, 2018, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$12.9 million (or $3.4 million), of which R$6.3 million (or $1.7 million) accrues interest at the fixed rate of 3.5% and R$6.6 million (or $1.7 million) of the debt accrues interest at the floating rate of BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Credit Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $13.4 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

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

In July 2018, SMART Brazil entered into guarantee arrangements with Banco Votorantim S.A. which bank in turn replaced the guarantees of the BNDES Credit Agreements previously issued by Itaú Bank.  As a result, the guarantees with Itaú Bank were cancelled and Itaú Bank returned R$22.0 million (or $5.9 million) of committed balances to SMART Brazil in the first quarter of fiscal 2019. As such, the Company no longer has any restricted cash on its condensed consolidated balance sheets as of May 31, 2019.

The available debt under the BNDES 2014 Credit Agreement accrues interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal payment being due on July 15, 2020.

As of May 31, 2019 and August 31, 2018, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was R$16.5 million (or $4.2 million) and R$26.4 million (or $7.0 million), respectively.

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

The fair value of amounts outstanding under the BNDES Credit Agreements as of May 31, 2019 and August 31, 2018 were estimated to be approximately $4.7 million and $9.4 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

The Amended Credit Agreement and the BNDES Credit Agreements are classified as follows in the accompanying consolidating balance sheets (in thousands):

	May 31,	August 31,
	2019	2018
Term loans	$208,500	$208,500
BNDES 2013 principal balance	814	3,422
BNDES 2014 principal balance	4,182	7,030
Unamortized debt discount	(2,050)	(2,520)
Unamortized debt issuance costs	(3,931)	(4,833)
Net amount	207,515	211,599
Current portion of long-term debt	(19,087)	(27,409)
Long-term debt	$188,428	$184,190

The future minimum principal payments under the Amended Credit Agreement and the BNDES Credit Agreements as of May 31, 2019 are (in thousands):

	Amended Credit Agreement	BNDES	TOTAL
Fiscal year ending August:
Remainder of fiscal 2019	$—	$1,651	$1,651
2020	22,500	3,345	25,845
2021	22,500	—	22,500
2022	163,500	—	163,500
Total	$208,500	$4,996	$213,496

(8)	Financial Instruments

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

The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets to identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

•

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company’s Level 1 assets include funds held in general checking accounts, savings accounts and money market funds that are classified as cash equivalents and restricted cash which is classified under long-term assets.

•

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets and liabilities. The Company’s Level 2 assets and liabilities include the term loans under the Amended Credit Agreement and the BNDES Credit Agreements that are classified as long-term debt, and derivative financial instruments.

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 liability includes the contingent consideration related to Penguin acquisition (see Note 2), which had a fair value of $0 as of August 31, 2018. The Company did not have any financial instruments measured under Level 3 as of May 31, 2019.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of May 31, 2019:
Assets
Cash and cash equivalents	$126.1	$—	$—	$126.1
Derivative financial instruments(2)	—	0.6	—	0.6
Total assets measured at fair value	$126.1	$0.6	$—	$126.7
Liabilities
Term loans(1)	$—	$207.5	$—	$207.5
BNDES Credit Agreements(1)	—	4.7	—	4.7
Total liabilities measured at fair value	$—	$212.2	$—	$212.2
Balances as of August 31, 2018:
Assets
Cash and cash equivalents	$31.4	$—	$—	$31.4
Restricted cash(3)	5.9	—	—	5.9
Total assets measured at fair value	$37.3	$—	$—	$37.3
Liabilities
Term loans	$—	$207.5	$—	$207.5
BNDES Credit Agreements	—	9.4	—	9.4
Acquisition-related contingent consideration	—	—	—	—
Total liabilities measured at fair value(1)	$—	$216.9	$—	$216.9

(1)	Included under long-term debt on the Company's condensed consolidated balance sheets.
(2)	Included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets – see Note 5.
(3)	Included in other noncurrent assets on the Company’s condensed consolidated balance sheets – see Note 5.

(9)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which was amended and restated as of May 18, 2017 to be known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan. On January 29, 2019, the shareholders approved an amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (as amended, the SGH Plan) which amendment increased the reserve under the SGH Plan by 1,500,000 shares effective as of February 1, 2019. The SGH Plan provides for grants of equity awards to employees, directors and consultants of SMART Global Holdings and its subsidiaries. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. The options and restricted share units (RSUs) generally vest over a four-year period beginning on the grant date and generally have a ten-year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of May 31, 2019, there were 4,956,243 ordinary shares reserved for issuance under the SGH Plan, of which 1,555,969 ordinary shares were available for grant. As of August 31, 2018, there were 3,385,550 ordinary shares reserved for issuance under the SGH Plan, of which 251,965 ordinary shares were available for grant.

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

The following assumptions were used to value the Company’s stock options:

	Three Months Ended		Nine Months Ended
	May 31,	May 25,	May 31,	May 25,
	2019	2018	2019	2018
Stock options:
Expected term (years)	—	6.25	6.25	6.25
Expected volatility	—	41.77%	41.68% - 45.76%	41.77% - 46.27%
Risk-free interest rate	—	2.82%	2.62% - 2.88%	2.15% - 2.82%
Expected dividends	—	—	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining
		per share	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Options outstanding at August 31, 2018	2,414	$28.75	7.88	$20,459
Options granted	321	21.90
Options exercised	(325)	11.60
Options cancelled	(47)	32.54
Options outstanding at May 31, 2019	2,363	$30.11	7.54	$2,266
Options exercisable at May 31, 2019	691	$22.27	6.75	$1,797
Options vested and expected to vest at May 31, 2019	2,363	$30.11	7.54	$2,266

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

The Black-Scholes weighted average fair value of options granted under the SGH Plan during the three and nine months ended May 31, 2019 was $0 and $9.83 per share, respectively, and $18.31 and $18.22 per share, respectively for the corresponding periods of fiscal 2018. The total intrinsic value of employee stock options exercised in the three and nine months ended May 31, 2019 was $0.3 million and $6.1 million, respectively, and $7.4 million and $16.6 million, respectively for the corresponding periods of fiscal 2018. As of May 31, 2019, there was approximately $19.6 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 2.57 years.

SGH Plan—Restricted Share Awards (RSAs), Restricted Share Units (RSUs) and Performance Share Units (PSUs)

A summary of the changes in RSAs, RSUs and PSUs outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
	Shares	per share	value
Awards outstanding at August 31, 2018	720	$27.50	$23,753
Awards granted	535	22.97
Awards vested and paid out	(175)	21.24
Awards forfeited and cancelled	(43)	31.42
Awards outstanding at May 31, 2019	1,037	$26.06	$17,666

The share-based compensation expense related to RSAs, RSUs and PSUs during the three and nine months ended May 31, 2019 was approximately $1.8 million and $4.9 million, respectively, and $0.7 million and $1.4 million, respectively, for the corresponding periods of fiscal 2018. The total fair value of shares vested during the three and nine months ended May 31, 2019 was approximately $1.2 million and $4.5 million, respectively, and $0 and $2.2 million for the corresponding periods of fiscal 2018.

In May 2019, the Company granted a performance-based restricted share unit award (PSU) which has both service and performance conditions. As of May 31, 2019, while the Company deemed it probable that the service condition would be met, the likelihood of meeting either of the two performance conditions for this award is not probable.  As such, there was no share-based compensation expense recognized for this award during the three and nine months ended May 31, 2019.

Employee Share Purchase Plan

In January 2018, the Company’s shareholders approved the SGH 2018 Employee Share Purchase Plan (the Purchase Plan) under which an aggregate of 650,000 ordinary shares were available for purchase to eligible employees as of September 2018. The Purchase Plan generally permits employees to purchase ordinary shares at 85% of the lower of the fair market value of the ordinary shares at the beginning or at the end of each purchase period, which is generally six months. Rights to purchase ordinary shares are granted during the first and third quarter of each fiscal year.  The Purchase Plan terminates in January 2028. As of May 31, 2019, 109,910 ordinary shares have been purchased under the Purchase Plan and 540,090 ordinary shares are reserved for future purchases by eligible employees.

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

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the three and nine months ended May 31, 2019 were approximately $0.6 million and $1.4 million, respectively, and $0.4 million and $0.9 million, respectively for the corresponding periods of fiscal 2018.

(10)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases during the three and nine months ended May 31, 2019 was $1.2 million and $3.5 million, respectively, and $0.8 million and $2.2 million, respectively, for the corresponding periods of fiscal 2018.

Future minimum lease payments under all leases as of May 31, 2019 are as follows (in thousands):

Amount
Fiscal year ending August:
Remainder of fiscal 2019	$895
2020	4,000
2021	3,501
2022	2,886
2023	2,871
Thereafter	25,923
Total	$40,076

(b)	Product Warranty and Indemnities

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 25,	May 31,	May 25,
	2019	2018	2019	2018
Beginning accrued warranty reserve	$1,194	$200	$856	$275
Warranty claims	(224)	(193)	(930)	(458)
Provision for product warranties	726	270	1,770	460
Ending accrued warranty reserve	$1,696	$277	$1,696	$277

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

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117 million (or $29.7 million) (the First Assessment). The First Assessment was from the federal tax authorities of Brazil and related to four taxes in connection with importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.5 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

In March 2012, SMART Brazil filed defenses to the First Assessment and the Second Assessment. On May 2, 2013, the first level administrative tax court issued a ruling in favor of the tax assessor and against SMART Brazil on the First Assessment. On May 31, 2013, SMART Brazil filed an appeal to the second level tax court known as CARF. The appeal was heard on November 26, 2013 and the Company received a unanimous favorable ruling rejecting the position of the tax authorities. Subsequently, the tax authorities filed a request for clarification and on September 17, 2014, the Company received a unanimous ruling rejecting the request from the tax authorities for clarification. On November 7, 2014, the tax authorities notified CARF that they would not be appealing the CARF decision, and the First Assessment has been extinguished. On February 6, 2018, the first level administrative court unanimously ruled in favor of SMART Brazil with respect to the Second Assessment. Due to the size of the Second Assessment, Brazil law required that the tax authorities appeal the decision to CARF. The appeal on the Second Assessment was heard on December 11, 2018 and the Company received a unanimous favorable ruling rejecting the position of the tax authorities. The tax authorities did not file any request for clarification or appeal and, as a result, the Second Assessment was extinguished in May 2019.

On December 12, 2013, SMART Brazil received another notice of assessment in the amount of R$3.6 million (or $0.9 million) with respect to the same import-related tax issues and penalties discussed above for 2012 and 2013 (the Third Assessment). The Third Assessment does not seek import duties and related taxes on Dynamic Random Access Memory (DRAM) products and only seeks import duties and related taxes on Flash unmounted components with respect to the months of January 2012 to June 2012. This is because SMART Brazil’s imports of DRAM unmounted components were subject to 0%, and, after June 2012, SMART Brazil’s imports of Flash unmounted components also became subject to 0% import duties and related taxes, both as a result of PADIS. Even with this 0%, if SMART Brazil is found to have used the incorrect product classification code, SMART Brazil will be subject to an administrative penalty equal to 1% of the value of the imports. SMART Brazil has filed defenses to the Third Assessment. The Company believes that SMART Brazil used the correct product code on its imports and that the Third Assessment is incorrect. SMART Brazil intends to vigorously fight this matter. Although SMART Brazil did not receive the Third Assessment until December 12, 2013, the Third Assessment was issued before the CARF decisions in favor of SMART Brazil on the First Assessment and the Second Assessment were published.

The amount claimed by the tax authorities on the Third Assessment is subject to increases for interest and other charges, which resulted in a balance of approximately R$5.5 million (or $1.4 million) as of May 31, 2019. The amount claimed by the tax authorities on the Second Assessment and the Third Assessment were subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$15.1 million (or $4.0 million) as August 31, 2018.

As a result of the CARF decisions in favor of SMART Brazil on the First Assessment and the Second Assessment, the Company believes that the probability of any material charges as a result of the Third Assessment is remote and the Company does not expect the resolution of this disputed assessment to have a material impact on its consolidated financial position, results of operations or cash flows. While the Company believes that the Third Assessment is incorrect, there can be no assurance that SMART Brazil will prevail in the disputes.

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

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, and property and equipment by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 25,	May 31,	May 25,
	2019	2018	2019	2018
Geographic Net Sales:
U.S.	$79,483	$32,448	$250,140	$114,304
Brazil	101,035	232,845	447,549	599,520
Asia	37,136	56,722	176,208	160,539
Europe	9,001	6,638	32,524	20,135
Other Americas	9,002	6,824	27,178	20,353
Total	$235,657	$335,477	$933,599	$914,851

	May 31,	August 31,
	2019	2018
Property and Equipment, Net:
U.S.	$8,275	$7,805
Brazil	51,317	41,611
Malaysia	5,463	4,749
Other	2,080	2,450
Total	$67,135	$56,615

(12)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	May 31, 2019		May 25, 2018		May 31, 2019		May 25, 2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales
Customer A	$47,889	20%	$140,628	42%	$186,315	20%	$331,854	36%
Customer B	26,154	11%	37,947	11%	—	0%	97,106	11%
Customer C	23,917	10%	39,277	12%	112,149	12%	106,282	12%
Customer D	—	0%	—	0%	137,414	15%	97,845	11%
	$97,960	41%	$217,852	65%	$435,878	47%	$633,087	70%

As of May 31, 2019, four direct customers that represented less than 10% of net sales, Customers E, F G and H, accounted for approximately 18%, 15%, 13% and 12% of accounts receivable, respectively. As of August 31, 2018, four direct customers that represented less than 10% of net sales, Customers E, F, G and H, accounted for approximately 15%, 11%, 17% and 19% of accounts receivable, respectively.

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

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 31,	May 25,	May 31,	May 25,
	2019	2018	2019	2018
Numerator:
Net income	$1,945	$31,946	$45,707	$89,745
Denominator:
Weighted average shares outstanding:
Basic	23,005	22,206	22,824	21,932
Diluted	23,330	23,306	23,374	23,020
Earnings per share:
Basic	$0.08	$1.44	$2.00	$4.09
Diluted	$0.08	$1.37	$1.96	$3.90
Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	1,775	1,008	1,510	349

(14)	Other Income (Expense), Net

The following table provides the detail of other income (expense), net as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,	May 25,	May 31,	May 25,
	2019	2018	2019	2018
Foreign currency gains (losses)	$(144)	$(6,932)	$(3,481)	$(7,259)
Other	241	(213)	501	(53)
Total other income (expense), net	$97	$(7,145)	$(2,980)	$(7,312)

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

Results of Operations

The following is a summary of our results of operations for the three and nine months ended May 31, 2019 and May 25, 2018:

	Three Months Ended				Nine Months Ended
	May 31, 2019	% of sales*	May 25, 2018**	% of sales*	May 31, 2019	% of sales*	May 25, 2018**	% of sales*
	(in thousands, other than percentages and per share data)
Consolidated Income Statements:
Net sales	$235,657	100%	$335,477	100%	$933,599	100%	$914,851	100%
Cost of sales (1)(2)	192,622	82%	257,423	77%	748,364	80%	705,944	77%
Gross profit	43,035	18%	78,054	23%	185,235	20%	208,907	23%
Operating expenses:
Research and development (1) (2)	11,330	5%	9,763	3%	34,384	4%	28,165	3%
Selling, general and administrative (1) (2)	24,306	10%	19,597	6%	73,202	8%	55,502	6%
Total operating expenses	35,636	15%	29,360	9%	107,586	12%	83,667	9%
Income from operations	7,399	3%	48,694	15%	77,649	8%	125,240	14%
Other income (expense):
Interest expense, net	(5,001)	(2%)	(4,098)	(1%)	(16,149)	(2%)	(12,927)	(1%)
Other income (expense), net	97	0%	(7,145)	(2%)	(2,980)	0%	(7,312)	(1%)
Total other expense	(4,904)	(2%)	(11,243)	(3%)	(19,129)	(2%)	(20,239)	(2%)
Income before income taxes	2,495	1%	37,451	11%	58,520	6%	105,001	11%
Provision for income taxes	550	0%	5,505	2%	12,813	1%	15,256	2%
Net income	$1,945	1%	$31,946	10%	$45,707	5%	$89,745	10%

Earnings per share:
Basic	$0.08		$1.44		$2.00		$4.09
Diluted	$0.08		$1.37		$1.96		$3.90
Shares used in computing earnings per share:
Basic	23,005		22,206		22,824		21,932
Diluted	23,330		23,306		23,374		23,020
* Summations may not compute precisely due to rounding.

(1) Includes share-based compensation expense as follows:
Cost of sales	$651		$414		$1,803		$859
Research and development	673		325		1,967		887
Selling, general and administrative	3,109		2,558		8,866		4,853
(2) Includes amortization of intangible assets expense as follows:
Cost of sales	$16		$—		$130		$—
Research and development	—		245		—		735
Selling, general and administrative	960		976		2,882		2,992

** Amounts for fiscal 2018 are accounted for under ASC 605 (refer to Note 1(u)).

Three and Nine Months Ended May 31, 2019 as Compared to the Three and Nine Months Ended May 25, 2018

Net Sales

Net sales decreased by $99.8 million, or 29.8%, during the three months ended May 31, 2019 compared to the same period in the prior year, and increased by $18.7 million, or 2.0%, during the nine months ended May 31, 2019 compared to the same period in the prior year. Net sales were negatively impacted by lower mobile memory and DRAM sales in Brazil of $130.7 million, or a decline of 57.8%, and $143.1 million, or a decline of 24.7%, for the three and nine-month periods, respectively. These decreases were mainly due to lower customer demand for mobile memory product of 43% and 31% for the three and nine-month periods, respectively, as well as lower average selling prices for both mobile memory and DRAM products of 40% and 42% for the three-month period, respectively. The decreases in Brazil were partially offset by additional revenue from our new SCSS business, which was acquired in June 2018, of $35.9 million and $131.9 million for the three and nine-month periods, respectively. For the nine-month period, the decrease was also offset in part by higher Specialty DRAM and Flash sales, increasing by 12% and 13%, and higher average selling prices of 16% and 24%, respectively, due to product mix, as well as sales of new products and increased customer penetration.

Cost of Sales

Cost of sales decreased by $64.8 million, or 25.2%, during the three months ended May 31, 2019 compared to the same period in the prior year, and increased by $42.4 million, or 6.0%, during the nine months ended May 31, 2019 compared to the same period in the prior year.  The decrease for the three-month period was primarily due to a decrease of 29% in the cost of materials for the lower level of sales. The increase for the nine-month period was primarily due to higher production costs and a 4% increase in the cost of materials related to the increased revenue and additional costs for the new SCSS business. Included in the cost of sales increases were favorable foreign exchange impacts of $1.6 million and $6.4 million for the three and nine-month periods, respectively, due to locally sourced cost of sales in Brazil.

Gross Profit

Gross margin decreased to 18.3% and 19.8% during the three and nine months ended May 31, 2019 compared to 23.3% and 22.8% for the same periods in the prior year, respectively, primarily due to higher cost of sales for SCSS, as well as higher fixed manufacturing costs for Brazil.

Research and Development Expense

Research and development (“R&D”) expense increased by $1.6 million and $6.2 million, or 16.1% and 22.1%, during the three and nine months ended May 31, 2019, respectively, compared to the same periods in the prior year. The increases were primarily due to $2.2 million and $5.9 million higher costs from our new SCSS business for the three and nine-month periods, respectively. Included in the R&D expense increases were favorable foreign exchange impacts of $0.6 million and $2.2 million for the three and nine-month periods, respectively.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased by $4.7 million and $17.7 million, or 24.0% and 31.9%, during the three and nine months ended May 31, 2019, respectively, compared to the same periods in the prior year. The increases were primarily due to $9.2 million and $24.0 million higher costs from our new SCSS business for the three and nine-month periods, respectively, partially offset by lower intangible amortization expenses as some intangible assets became fully amortized, as well as by lower personnel-related expenses. Included in the SG&A expense increases were favorable foreign exchange impacts of $0.4 million and $1.4 million for the three and nine-month periods, respectively.

Other Income (Expense)

Interest expense, net increased $0.9 million and $3.2 million, or 22.0% and 24.9%, during the three and nine months ended May 31, 2019, respectively, compared to the same period in the prior year, primarily due to higher interest expense from an incremental loan in connection with the Penguin acquisition. Other expense, net decreased by $7.2 million and $4.3 million for the three and nine-month periods, respectively, primarily due to foreign currency gains/losses.

Provision for Income Taxes

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to SMART, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three and nine months ended May 31, 2019 decreased by $5.0 million and $2.4 million, respectively, as compared to the same periods in the prior year, due to lower profits in certain non-U.S. jurisdictions subject to tax, partially offset by expiration of certain tax incentives.

As of May 31, 2019, SMART has a full valuation allowance for our net deferred tax assets associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Liquidity and Capital Resources

	Nine Months Ended
	May 31, 2019	May 25, 2018
	(in thousands)
Cash provided by operating activities	$120,716	$77,291
Cash used in investing activities	(30,189)	(18,150)
Cash provided by (used in) financing activities	770	(14,591)
Effect of exchange rate changes on cash, cash equivalents and restricted cash *	(2,432)	(3,198)
Net increase in cash, cash equivalents and restricted cash *	$88,865	$41,352

* Cash balance was adjusted to include restricted cash upon adoption of ASU 2016-18 in fiscal 2019.

At May 31, 2019, we had cash and cash equivalents of $126.1 million, of which $99.7 million was held outside of the United States.

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

During the nine months ended May 31, 2019, cash provided by operating activities was $120.7 million. The primary factors affecting our cash flows during this period were $45.7 million of net income, $36.2 million of non-cash related expenses and a $38.8 million change in our net operating assets and liabilities. The $38.8 million change in net operating assets and liabilities consisted of decreases of $7.7 million in accounts receivable, $82.8 million inventory and $0.9 million in prepaid expenses and other assets, offset by decreases of $44.9 million in accounts payable, $7.6 million in accrued expense and other liabilities. The decreases in inventory and accounts payable were primarily due to the reduction of inventory along all business areas as product lead times and average selling prices reduced.

During the nine months ended May 25, 2018, cash provided by operating activities was $77.3 million. The primary factors affecting our cash flows during this period were an $89.7 net income and $26.5 million of non-cash related expenses, partially offset by a $38.9 million change in our net operating assets and liabilities. The $38.9 million change in net operating assets and liabilities consisted of increases of $86.7 million in accounts receivable, $27.9 million in inventory, $3.5 million in prepaid expenses and other assets and a decrease of $4.7 million in accrued expenses and other liabilities, offset by an increase of $83.9 million in accounts payable. The increases in accounts receivable, inventory and accounts payable were primarily due to higher gross sales.

Net cash used in investing activities during the nine months ended May 31, 2019 was $30.2 million consisting primarily of purchases of property and equipment. Net cash used in investing activities during the nine months ended May 25, 2018 was $18.2 million consisting primarily of purchases of property and equipment.

Net cash provided by financing activities during the nine months ended May 31, 2019 was $0.8 million, consisting primarily of $6.1 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans, partially offset by $5.1 million long-term debt payments for the BNDES Credit Agreements and $0.2 million for withholding tax on restricted stock units. Net cash used in financing activities during the nine months ended May 25, 2018 was $14.6 million consisting primarily of $18.4 million long-term debt payments for both the Amended Credit Agreement and the BNDES Credit Agreements, $1.6 million payment of expenses related to our initial public offering and $0.8 million payment of fees for our revolving line of credit financing, partially offset by $6.2 million proceeds from issuance of ordinary shares from share option exercises..

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

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. There have been no material changes to our critical accounting policies and estimates disclosed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 1, Overview, Basis of Presentation and Significant Accounting Policies, in each case in our Annual Report.

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

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the Brazil reais. Approximately 48% and 66% of our net sales during the nine months ended May 31, 2019 and May 25, 2018, respectively, originated in reais. We present our combined financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our combined financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our consolidated income statements is primarily due to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated income statements are also impacted by foreign currency gains and losses recorded in Other Expense arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During the nine months ended May 31, 2019 and May 25, 2018, we recorded $3.5 million and $7.3 million, respectively, of foreign exchange losses.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term and short-term debt, including the $208.5 million aggregate balance under the term loans under the Amended Credit Agreement, the R$3.2 million (or $0.8 million) balance under the BNDES 2013 Credit Agreement and the R$16.5 million (or $4.2 million) balance under the BNDES 2014 Credit Agreement, in each case as of May 31, 2019. Although we did not have any revolving balances outstanding as of May 31, 2019, the revolving facility under the Amended Credit Agreement provides for borrowings of up to $50 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the revolving loans under the Amended Credit Agreement were fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $2.6 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 10, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for our fiscal year ended August 31, 2018, and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for our fiscal quarter ended November 30, 2018, except as set forth below.  These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Our success in Brazil depends in part on Brazilian laws establishing local manufacturing requirements for electronics products. The elimination of or a reduction in the local manufacturing requirements, or our inability to secure the benefits of these regulations, could significantly reduce the demand for, and the profit margins on, our products in Brazil.

Successive Brazilian governmental administrations have adopted economic policies intended to foster innovation and investment in local production, stimulate job growth, provide stimulus to exports and defend local manufacturers in various industries. In recent decades, the Brazilian government identified the design and manufacture of ICs as a priority and established tax incentives and local content requirements intended to promote the development of the local IT industry. These incentives include the Lei da Informática—Processo Produtivo Básico (PPB/IT Program), the Support Program for the Technological Development of the Semiconductor and Display Industries (PADIS) and Lei do Bem. The PPB/IT program is intended to promote local manufacturing by allowing qualified companies to sell specified IT products, including desktops, notebooks, servers, SmartTVs and mobile products, with a reduced Brazilian federal excise tax rate, or the IPI, as compared to the rate that is required to be collected by non-qualified suppliers. The PPB/IT Program provides an incentive for certain customers to purchase products from us because they are not required to pay the regular level of IPI on their purchases. Under the PPB/IT Program, the percentage of local content required in specified IT products has increased significantly from 2006 to present, and the law that provides the PPB/IT Program benefits is currently legislated to remain in force through the end of 2029. For example, under the PPB/IT Program, from 2006 to present the total requirement of DRAM modules made with locally packaged DRAM ICs for notebook computers has increased from 0% to 80%. In order to receive the intended treatment as a PPB/IT Program supplier, our subsidiary, SMART do Brazil, is required to invest in research and development activities in an amount equal to 4% of its gross annual sales revenues reduced by the following: the cost of raw materials qualified as products eligible for the PPB/IT Program, including the ICs that are purchased from our other Brazilian subsidiary, SMART Brazil, and that are used to make memory modules; applicable sales taxes; the value of products exported out of Brazil; and the value of products shipped to the Manaus Free Trade Zone. Brazil’s local content requirements for the IT industry have been subject to criticism by other governments and international organizations.

In 2013, the European Union (EU), later joined by Japan, requested the establishment of a panel within the World Trade Organization (WTO) to determine whether certain measures enacted by the Brazilian government concerning tax incentives and local content requirements for the automotive and several other industries including the IT industry and including PADIS, the PPB/IT Program and Lei do Bem, are inconsistent with WTO rules. On August 30, 2017 the WTO panel released a report in which the panel concluded, among other things, that the tax exemptions, reductions and suspensions granted for the automotive, IT and other industries amount to subsidies that are inconsistent with the principles of the various WTO agreements, and the panel recommended that Brazil withdraw these subsidies. The parties all filed appeals to the report’s findings and hearings on the appeals were held in June 2018. On December 13, 2018, the appellate body of the WTO released its decision in which it upheld some of the panel’s findings that certain of the incentives available to us in Brazil are contrary to certain of the principles of the WTO agreements, and the appellate body reversed certain of the panel’s findings including the panel’s findings with respect to the time frame for Brazil to remediate the ways in which certain of the Brazil policies were considered to be contrary to the principles of the WTO agreements. The appellate body noted that it would not contravene the principles of the WTO agreements for Brazil to establish local manufacturing processes as a condition to benefit from incentives granted by the government, provided that such benefits do not impose a less favorable treatment on imported goods compared with locally manufactured goods. As an initial response to the WTO report, government authorities in Brazil released an ordinance in June 2019 which revoked 14 ordinances that established requirements under the PPB/IT Program, many of which were related to our local business. The revocation will become effective June 30, 2019 and it is expected that the authorities will revoke more ordinances related to the PPB/IT Program in the future. Government officials in Brazil have continued to express their intent to restructure the incentives to be consistent with the WTO principles in order to continue to support local industry. The June 2019 ordinance that revoked 14 prior ordinances also provided that the Ministry of Science, Technology, Innovation and Communication and the Ministry of Economics are required to enact replacement rules for the revoked PPB/IT Program ordinances by June 30, 2019. Based upon a number of public consultations published by the government, we expect that the replacement ordinances will provide a similar level of support for our business as was in place previously. On June 24, 2019, the authorities published the first of what we expect will be a series of new ordinances that provide a structure for revised support for local manufacturing. There can be no assurance, however, that the replacement ordinances  and programs will ultimately be restructured and implemented in a way or, if implemented, whether the restructured programs will provide the same or similar level of support and benefit to our business as is currently the case.

While we cannot predict the outcome of the actions to be taken by the government of Brazil, the decision of the WTO could result in significant adverse changes to the local content rules and incentives available to us and our customers in Brazil. Any further revocations, suspensions, early terminations or other adverse changes in the local content requirements could significantly reduce the demand for, and the profit margins on, our products in Brazil, and would have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

SMART GLOBAL HOLDINGS, INC.

Date: June 27, 2019	By:	/s/ AJAY SHAH
	Name:	Ajay Shah
	Title:	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: June 27, 2019	By:	/s/ JACK PACHECO
	Name:	Jack Pacheco
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)