Form 10-K
period 2019-08-30
SMART Global Holdings, Inc.
filed 2019-11-06
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on March 1, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), was $378.5 million. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 18, 2019, the registrant had 23,746,664 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 General Meeting are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended August 30, 2019.

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

All references herein to the “real,” “reais” or “R$” are to the Brazilian real. All references herein to “U.S. dollars,” “dollars” or “$” are to U.S. dollars. Solely for the convenience of the reader, we have translated certain amounts in this Annual Report from reais into U.S. dollars using the exchange rate as reported by the Banco Central do Brasil as of July 31, 2019 of R$3.7649 to $1.00. These translations should not be considered representations that any such amounts have been, could have been or could be converted into U.S. dollars at that or at any other exchange rate as of that or any other date. In addition, translations should not be construed as representations that the real amounts represent or have been or could be converted into U.S. dollars as of that or any other date.

Part I.

Item 1. Business

Overview

We are a leading designer and manufacturer of electronic products focused in memory and computing technology areas. We specialize in application specific product development and support for customers in enterprise, government and original equipment manufacturer, or OEM, markets. We support our customers with our worldwide manufacturing and supply chain management capabilities. We operate in three primary product areas:

1.	Specialty Memory Products
2.	Brazil Products
3.	Specialty Compute and Storage Solutions

In specialty memory products, we are a global leader serving the electronics industry for over 30 years. We have a leading market position worldwide as measured by revenue. We work closely with OEM customers to develop solutions which incorporate customer-specific requirements. Our products are designed-in by OEMs in the industrial, defense, networking and communications, enterprise storage and computing, and other vertical markets. We also offer customized, integrated supply chain services to enable our customers to better manage supply chain planning and execution, reduce costs and increase productivity. Our supply chain services are based on our proprietary software platform that we developed and integrated with our customers’ respective procurement management systems as well as our suppliers’ distribution management systems.

In Brazil we have established a leading market position, as measured by market share, where we are the largest in-country manufacturer of memory and our products are designed-in by OEM customers for desktops, notebooks and servers, as well as mobile memory for smartphones. In this market, we process imported wafers and die and we cut, package and test them to create dynamic random access memory, or DRAM, modules and other DRAM and Flash-based products. We have a strategic, long-term relationship with a global memory wafer supplier that has provided us with a stable source of competitively priced wafers for the Brazil market. The relationship also provides our supplier with access to that market through our in-country infrastructure and capabilities. We have continued to build upon our business in Brazil by adding our battery assembly capability to address the local smartphone market.

In order to diversify and grow our business, we acquired Penguin Computing, Inc., or Penguin Computing, in June 2018, and created our Specialty Compute and Storage Solutions, or SCSS, product group. As a result, we have expanded our serviceable markets into areas requiring specialized computing platforms in artificial intelligence, or AI, machine learning, or ML, advanced modeling and high performance computing, or HPC. Penguin Computing provides solutions to Tier 1 and a broad base of secondary customers in the financial services, energy, government, social media and education markets.

Additionally, in July 2019, we expanded our SCSS product line to include embedded computing products through the acquisitions of Artesyn Embedded Computing, Inc., or AEC, and Inforce Computing, Inc., or Inforce. AEC is a global leader in the design and manufacture of standard and custom products providing highly reliable embedded computing solutions for a broad range of defense, industrial, telecommunications infrastructure and network edge computing, and transportation customers for over 35 years. Inforce is a leading system-on-module, or SOM, and single board computer, or SBC, supplier targeting a wide range of IoT endpoint applications across the industrial, digital health, smart city, and smart office markets. After completion of these acquisitions, we changed the name of AEC to SMART Embedded Computing, Inc., or SMART EC, and changed the name of Inforce to SMART Wireless Computing, Inc., or SMART Wireless.

Our Products and Services

Specialty Memory Products

In our specialty memory products business, we focus on the design and manufacture of application-specific products, technical support and value-added testing services that differ from the core focus of standard memory module providers. We collaborate closely with our global OEM customers throughout their design process and across multiple projects to create solutions for demanding applications with differentiated requirements, such as specific form factors, higher density, lower power, specific firmware or greater durability and reliability compared to standard solutions. We target opportunities where we believe we can be a primary supplier of longer-lifecycle solutions to OEM customers for diverse and growing end markets within the industrial, defense, networking and communications, and enterprise storage and computing markets as well as other vertical markets. In this business, we offer an extensive portfolio of over 2,000 products available in standard and rugged formats.

We offer an extensive lineup of DRAM modules utilizing a wide range of DRAM technologies from legacy Synchronous DRAM to double data-rate, or DDR, DDR2, DDR3 and leading edge, high-performance DDR4 DRAM devices. These technologies are incorporated into enterprise memory and hybrid memory solutions in standard and rugged formats. These modules encompass a broad range of form factors and functions, including dual in-line memory modules, or DIMMs, nonvolatile DIMMs, load reducing DIMMs, registered DIMMs, unbuffered DIMMs, small outline dual in-line memory modules, and mini-DIMMs and XR-DIMMs for industrial and defense, networking and communications, enterprise storage and computing, and other vertical markets. These memory modules come in configurations of up to 288 pins and densities of up to 128 gigabytes. We support leading-edge and emerging interconnect standards such as Gen-Z and OpenCAPI with our Gen-Z Memory module (ZMM) and Differential DIMM (DDIMM). We utilize advanced printed circuit board and device packaging/stacking technologies to achieve cost-effective, high-density solutions. We also develop specialized memory module designs based on specific OEM requirements. Our products are designed to meet the quality requirements of enterprise class systems pursuant to stringent specifications required by various high-speed applications.

We also design and manufacture embedded and removable Flash memory products in a variety of form factors and capacities incorporated into storage and hybrid memory solutions in standard and rugged formats. Our wide range of Flash memory products includes Serial Advanced Technology Attachment, or SATA, and PCIe NVMe products in 2.5” enclosures, M.2 and other module form factors. We also offer Flash component products such as embedded multimedia controllers, or eMMC, and embedded and removal products in USB, CompactFlash and SD/microSD Card configurations. Our Flash capabilities include application-specific and customized firmware development.

We also offer supply chain services, including procurement, logistics, inventory management, temporary warehousing, programming, kitting and packaging services. We tailor our supply chain service offerings to meet the specific needs of our customers to enable our customers to manage supply chain planning and execution, which reduces costs and increases productivity. Our supply chain services are based on our proprietary software platform that we develop, which is then integrated with our customers’ respective procurement management systems as well as our suppliers’ distribution management systems. Our global footprint allows us to provide these services to our customers and their manufacturing partners in many regions of the world. Our global inventory management capabilities allow us to manage a vast array of customer and supplier part numbers across our worldwide manufacturing and logistics hubs, helping our customers minimize inventory levels while maintaining reliable delivery and availability of supply.

Brazil Products

In Brazil we manufacture DRAM modules for desktops, notebooks and servers, where local manufacturing requirements provide substantial financial incentives to our customers to procure locally manufactured memory modules. We have leveraged our experience and infrastructure in Brazil and now process, dice, package and test imported wafer products to create DRAM and Flash components. These capabilities have enabled us to significantly expand our product offering to add mobile memory products, primarily for smartphones. The expanded product offering includes mobile or low power DRAM, eMMC products, and embedded multi-chip package, or eMCP products for smartphones. We also have continued to build upon our success in Brazil by adding our battery assembly capabilities and we are now expanding our manufacturing to include products for the IoT market.

Specialty Compute and Storage Solutions

Through Penguin Computing we offer specialty compute and storage system solutions to customers in a broad set of verticals including financial services, energy, government, social media and education end markets. We provide a broad portfolio of hardware and software products including solutions based on the Open Compute Project, or OCP. Our products include servers, software, integrated turn-key clusters, enterprise-grade storage, and bare metal HPC, all available in hardware or cloud-based solutions via Penguin Computing® On-Demand™ (POD™). Our product offering includes our Open Compute Tundra Extreme Scale products to solve technical challenges. We also provide turn-key storage solutions that provide power and flexibility with hardware optimized for software-defined storage based upon our Frostbyte™ storage platform. Our rackmount servers and GPU accelerated computing platforms give customers powerful tools to implement their AI and ML advanced modeling and high performance computing applications. Complementing our compute, storage and networking hardware solutions is our Scyld Software line of cloud and cluster management software. These products provide advanced capabilities for management of HPC clusters from department-level systems to supercomputers. In addition, they enable customers to provide their own HPC cloud with remote access via our proprietary Cloud Workstation browser-based solution.

Our SMART EC products, which are now part of SCSS, provide advanced computing solutions and low profile embedded computing solutions. Building on its long heritage, SMART EC is a well-recognized, leading provider of advanced computing solutions and professional services. Our high-end advanced computing system solutions include application-ready platforms, SBCs, enclosures, blades, enabling software, edge servers and network accelerator cards. SMART EC’s advanced computing board and system solutions include ATCA, VME, PCIe, rackmount server and failsafe products. The target markets for these products are defense, telecommunications infrastructure, industrial, network edge computing, and transportation applications.

SMART Wireless products, which are also part of SCSS, include low profile wireless computing modules such as SOMs and SBCs for wireless computing endpoint applications. We offer standard and custom solutions, along with development boards and services for all forms of connected devices targeting IoT endpoint applications such as smart city, digital health, and smart office.

Manufacturing and Test

Manufacturing

We have manufacturing facilities in Atibaia, Brazil, Newark, California and Penang, Malaysia. These manufacturing facilities have been ISO 9001:2015, ISO 14001:2015 and ISO 4500:2018 certified. We also have manufacturing and integration facilities in Fremont, California where assembly and test of our Penguin Computing products is done. Additionally, we are a member of the Responsible Business Alliance, or RBA, and our manufacturing facilities are compliant with the RBA Code of Conduct which is increasingly a business requirement of our customers.

We believe that our manufacturing operations for specialty memory products for OEM customers have benefited from our many years of design experience and our existing library of proven designs which stress high manufacturability and quality. Over 30 years of manufacturing experience enables us to quickly move from manufacturing initiation to full production volumes of new products, which is paramount in helping our customers achieve rapid time-to-market for their new product introductions. As a result of our design efficiencies, high level of automation and expertise in utilizing advanced manufacturing processes, we achieve high manufacturing yields and reduced direct labor costs and offer our customers quick turnaround of both small and large production orders, which is a key factor in enabling our build-to-order model.

While we do not own or operate wafer fabs, we have capabilities for subsequent stages of the product manufacturing cycle. Our manufacturing capabilities in Brazil consist of receiving unmounted integrated circuits, or ICs, in wafer form from third-party wafer fabs, preparing and packaging the ICs into semiconductor components, testing the components, and in some cases placing these components on substrates or printed circuit boards to make modules or multi-chip packages. Our advanced manufacturing capabilities have enabled us to become the largest local manufacturer, as measured by market share, of DRAM components and DRAM modules for the desktop, notebook and server markets in Brazil, as well as various Flash-based products, including eMCP and eMMC products for the mobile phone market. Through our investments and experience in Brazil, we have developed expertise in semiconductor technology and advanced manufacturing and test that allows us to manufacture products with shrinking geometries and increasing complexity. We have made significant capital investments to expand our manufacturing and test capabilities and operate at a high level of efficiency.

In our SCSS products, we have utilized two primary methods of fulfilling demand for products: building products to order and configuring products to order in each case using components and subassemblies that we acquire from a wide range of vendors. At Penguin Computing, we have developed capabilities for design and development of large scale systems and dense HPC clusters that have significant power requirements with manufacturing and test for our HPC products being done in Fremont, California.

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

We employ extensive software-based electrical and thermal simulations and test our designs on high-end functional testers utilizing a broad set of test suites. These tests are designed to meet the quality requirements of enterprise class systems pursuant to stringent specifications required by various high speed and high compute applications. We also conduct design verification testing of hardware and firmware as well as system integration and reliability testing. We work to continually improve our test routines and associated software and for our specialty memory products, we have developed a high-volume, fully automated reliability testing and screening capability substantially beyond standard industry practices that enables us to reduce the occurrence of early life failures and weak module fallout which can save our customers from the often significant expenses associated with replacing products that fail after their field deployment.

Customers

We believe our customers rely on us as a strategic supplier due to our application-specific products, quality and technical support, our global footprint and, in Brazil, our ability to provide locally manufactured products. We also provide customized, integrated supply chain services to certain OEM customers to assist them in the management and execution of their procurement processes. We believe our close collaboration with customers, customer-specific designs, long-lifecycle solutions and proprietary supply chain services create significant customer attachment.

We sell our products and solutions directly to a diversified base of local and global OEM, enterprise and government customers. Our specialty memory products are sold primarily to OEM customers in industrial, defense, networking and communications, enterprise storage and computing, as well as other vertical markets. In SCSS, we sell Penguin Computing products to enterprise and government customers in financial services, energy, defense, social media and education end markets and we sell SMART EC products to OEM customers in defense, telecommunications infrastructure, industrial, network edge computing and transportation markets., In SMART Wireless, we sell products to OEMs in IoT endpoint applications such as smart city, digital health, and smart office markets. In Brazil, we sell to OEM customers in computing and mobile products.

Overall, we served more than 750 end customers in fiscal 2019. In fiscal 2019, 2018 and 2017, sales to our ten largest end customers (including sales to contract manufacturers or ODMs at the direction of such end customers) accounted for 73%, 84% and 84% of net sales, respectively. Of our end customers, Samsung Electronics Co., Ltd., or Samsung, (for whom all sales are direct sales) accounted for 18%, 34% and 19% of net sales in fiscal 2019, 2018 and 2017, respectively; Cisco Systems, Inc., or Cisco, accounted for 11%, 12% and 15% of net sales in fiscal 2019, 2018 and 2017, respectively; Lenovo Group Limited, or Lenovo, accounted for 13%, 11% and 11% of net sales in fiscal 2019, 2018 and 2017, respectively; and Dell Technologies Inc., or Dell, accounted for 10% of net sales in fiscal 2018. Direct sales to Flex accounted for 17%, 13% and 14% of net sales in fiscal 2019, 2018 and 2017, respectively; and direct sales to Hon Hai accounted for 13% of net sales in fiscal 2017. During these periods, no other customers accounted for more than 10% of our net sales.

Our products are manufactured on a build-to-order basis. Our sales are made primarily pursuant to customer purchase orders and are not based on long-term supply agreements. Accordingly, we have limited backlog and we do not believe our backlog is material or indicative of anticipated net sales.

Suppliers

To address the needs of our customers, we have developed and maintained relationships with leading semiconductor suppliers located in Asia, Europe and the Americas. Our semiconductor suppliers include many of the world’s largest memory manufacturers including Samsung Semiconductor, Inc., or Samsung, Micron Technology, Inc., or Micron, SK Hynix, Inc., or SK Hynix, and Toshiba Corporation, or Toshiba. They also include some of the world’s largest providers of computing, communications and graphics processers including Intel Corporation, or Intel,, Advanced Micro Devices, Inc., or AMD, Nvidia Corporation, or Nvidia and Qualcomm Incorporated, or Qualcomm; as well as providers of subsystems including Intel and Giga-Byte Technology Co., Ltd., or Giga-Byte; networking products including Artista Networks, Inc., or Artista, and Mellanox Technologies, Ltd., or Mellanox; and suppliers of software products including Red Hat, Inc., or Red Hat. We frequently work jointly with our suppliers in bidding for customers’ design-in opportunities. We also work closely with our suppliers to better ensure that materials are available and delivered on time. Our established global network of materials sourcing helps to ensure that our pricing remains competitive and that we are able to provide a stable source of supply for our customers.

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

Sales, Support and Marketing

We primarily sell our products directly to global OEMs, enterprise, government and other end customers located across North America, Latin America, Asia and Europe. Our sales and marketing efforts are conducted through an integrated process incorporating our direct sales force, customer service representatives and our on-site field application engineers, or FAEs, with a network of independent sales representatives, distributors, integrators and resellers. Our sales and marketing efforts also include a high level of involvement from our senior executives. Larger customers are also often supported by dedicated sales and support teams. As of August 30, 2019, we had 134 sales and marketing personnel worldwide.

Our on-site FAEs work closely with our sales team to provide product design support to our customers. Our FAEs collaborate closely with our customers, providing us with insight into their business models and product roadmaps and allowing us to identify opportunities at an early stage to help grow our business. The combination of our integrated sales network with our FAEs enables us to be more responsive and successful in navigating through each customer’s unique and oftentimes complex design qualification or bid proposal processes.

Our marketing activities include advertising in technical journals, publishing articles in leading industry periodicals, social media, periodic webinars, publishing white papers and utilizing direct email solicitation. In addition to these marketing activities, we also participate in many industry trade shows worldwide. We have active memberships in industry organizations such as the Joint Electron Device Engineering Council, or JEDEC, the USB Implementers Forum, the SD Card Association, the Storage Networking Industry Association, the CompactFlash Association, Gen-Z Consortium, OpenCAPI Consortium, CXL Consortium, Trusted Computing Group, or TCG, the OCP, Sensor Open Systems Architecture, or SOSA, and Peripheral Component Interconnect Special Interest Group, or PCI-SIG.

Research and Development

The timely development of new products is essential to maintaining our competitive position. Our research and development activities are conducted primarily at our research and development centers in Newark, Fremont and Irvine, California; Bangalore and Kochin, India; Atibaia, Brazil; Penang, Malaysia; Tempe and Gilbert, Arizona; Seongnam-City, South Korea; New Taipei City, Taiwan; and Tewksbury, Massachusetts.  Our research and development activities are focused on driving innovation in our products as well as continuous process improvement for our procurement, test and manufacturing. Our product development in specialty memory and Brazil includes innovations for next generation DRAM products, mobile DRAM, hybrid memories such as hybrid volatile and non-volatile DRAM or NVDIMM, enterprise memory, many Flash-based products, such as eMMC and eMCP, and new battery assembly technologies. Our research and product development for Penguin Computing includes server selection and design, designs to enable integration of racks and clusters, storage system design and evaluation, high performance network design, component testing for switches, cables and interface devices, and development of software defined storage systems. Our product development for SMART EC and SMART Wireless includes embedded computer boards and systems. We plan to continue to devote research and development efforts to the innovation and design of these and other new products which address the requirements of our customers, with a focus on the faster growing markets.

We continue to develop a broad offering of Flash-based products targeting the industrial, defense, communications, and enterprise storage and compute markets. In order to enhance our efforts to develop innovative Flash products, we continue to increase our engineering resources significantly, including in our research and development center in New Taipei City, where our engineering team is dedicated to firmware development, systems engineering and integration, system and platform validation and applications, and product and reliability engineering for new Flash memory products. In addition, in order to take advantage of local regulations and government incentive programs for the growing mobile memory market in Brazil, we have invested substantial financial and management resources to expand our Brazilian research and development capabilities to enable us to develop a broad offering of Flash-based products for the local market. We are also working on expanding our offering for IoT and IIoT products and, through our acquisition of SMART Wireless, we now have over 40 design engineers combined in our two locations in India.

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

We spent $47.9 million, $39.8 million and $38.2 million on research and development in fiscal 2019, 2018 and 2017, respectively. As of August 30, 2019, we had 282 research and development personnel worldwide.

Competition

In our specialty memory products and our Brazil products, we primarily compete against global and local memory module providers, and to a lesser extent, large semiconductor memory IC manufacturers that utilize a portion of their capacity to manufacture memory modules. In our Penguin Computing products we primarily compete with global manufacturers of HPC products and services. In SMART EC products, we primarily compete with makers of ruggedized computer boards and systems as well as makers of edge computing devices. In SMART Wireless products, we primarily compete with providers of SOMs and SBCs. The principal competitive factors in our markets include the ability to meet customer-specific requirements and provide high product quality, strong technical support, technologically advanced products and services, advanced testing capabilities, flexible and global delivery options, reliable supply and reasonable pricing. Our principal competitors include:

•

Providers of specialty memory products, including Viking Technology (a division of Sanmina Corporation), or Viking Technology, ATP Electronics, Inc., or ATP, Unigen Corporation, or Unigen, Apacer Technology, Inc., or Apacer, Swissbit AG, or Swissbit, Innodisk Corporation, or Innodisk, Virtium LLC, or Virtium, and Transcend Information, Inc., or Transcend;

•

In Brazil, local manufacturers of DRAM modules and Flash products and local manufacturers of memory ICs, including HT Micron Semicondutores Ltda., or HT Micron, Adata Integration S/A, or Adata, Multilaser Indústria de Equipamentos de Informática Eletrônicos e Ópticos Ltda., or Multilaser, Cal-Comp Indústria de Semicondutores S/A, or Cal-Comp;

•	Semiconductor memory IC manufacturers that also manufacture DRAM modules and Flash products, including Samsung, Micron, Western Digital Corporation, or Western Digital, SK Hynix, and Toshiba;
•	In our supply chain services business, a broad set of companies, including distributors and third party logistics providers as well as our customers’ in-house solutions;
•	Providers of compute and storage systems, including HPE, Dell, Cray Computer Corporation, or Cray (recently announced to be acquired by HPE);
•	Providers of embedded computing platforms and systems including ADLink, Advantech, Kontron, Curtis Wright, and Mercury Systems; and
•	Providers of system-on-modules and single board computers including Intrynsic, Thundercomm, and Toradex.

Some of our global competitors are large international companies that have substantially greater financial, technical, marketing, distribution and other resources, as well as greater name recognition and longer-standing relationships with customers and suppliers than we do. In contrast with our focus on specialty or niche products with high levels of service and support, these competitors are generally focused on higher-volume memory, storage or compute products that are manufactured to industry standard specifications, and they have limited customization and service capabilities. We believe that our close collaboration with customers, customer-specific designs, long-lifecycle solutions and proprietary supply chain services create significant customer attachment that may provide an advantage when competing with the large international companies.

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

In Brazil, other than the large, global semiconductor manufacturers, our competitors are generally much smaller in scale than we are in terms of revenue and capabilities for manufacturing and for research and development. To a lesser degree, we compete with companies that import DRAM and Flash components and products as well as battery products.

Intellectual Property

We rely on a combination of trade secrets, know-how, trademarks, copyright and, to a lesser extent, patents to protect our intellectual property rights. As of October 18, 2019, we have 155 issued patents, including 115 patents issued in the United States, 36 patents issued in China, one patent issued in Brazil and 3 patents issued in South Korea, expiring between 2019 and 2037, excluding any additional patent term for patent term adjustments. In addition, we have 40 patent applications pending, including 19 patent applications in the United States, 7 patent applications in China, 7 patent applications in Brazil, 6 patent applications in Malaysia,  and 1 patent application in Argentina.

We also own a number of trademark registrations, including registrations in the United States for the word marks MHUB, SMART MODULAR TECHNOLOGIES and PENGUIN COMPUTING, and trademarks for our stylized “S” logo in combination with the word SMART and in combination with the words SMART MODULAR TECHNOLOGIES;  a trademark in the US and Canada for the graphic logo containing the words PENGUIN COMPUTING; in Brazil, registrations for our stylized “S” logo in combination with the words SMART Modular Technologies; and in Canada, a registration for the word mark PENGUIN COMPUTING. With the acquisition of AEC, we acquired the following registered trademarks: CENTELLIS in the U.S., China, Canada, Mexico, Brazil, India, Germany, Norway, Russia, EU, Hong Kong, Japan, Korea, Taiwan, Australia;  MAXCORE in Mexico, Germany, EU, India, Japan, Taiwan, Australia (and pending in U.S., Canada, Brazil, Norway, Russia, China, Hong Kong, Korea);  CONTROLSAFE (and logo) in Japan, Norway, Korea, U.S. (and pending in Canada and China);  FORCE in Norway, UK, WIPO, Austria, Benelux, Switzerland, Germany, EU, Spain, France, Italy, Montenegro, Serbia, Yugoslavia;  SRSSTACKWARE in U.S., China; RAPIDEX in Germany;  COMSTRUCT in UK;  SPIDERWARE in China.

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

Employees

As of August 30, 2019, we had 1,712 full-time employees.

Our employee relations in Brazil are subject to Brazilian labor laws and regulations as well as collective bargaining arrangements that are negotiated every year. Five of these collective bargaining agreements are specific to our company while there are other collective bargaining agreements that are generally applicable to certain segments of the electronics industry. The applicable labor laws and regulations, as well as the collective bargaining agreements, principally relate to matters such as general working conditions, working time compensation, paid vacation and sick days and other mandatory benefits, length of the workday and payments for overtime, profit sharing and severance. Although a very small number of our employees in Brazil are members of a labor union, all employees in Brazil are represented by the unions for labor and employment matters.

We have never experienced a work stoppage in any of our locations worldwide, and we consider our employee relations to be good.

Brazil Local Manufacturing Requirements

The Brazilian government has a long history of utilizing local manufacturing requirements to promote job creation, sustain economic growth and increase the competitiveness of various domestic industries. These regulations have also helped enable the expansion of the Brazilian middle class. These requirements have been important in the development of numerous industries in Brazil, including automotive, oil and gas, aerospace and healthcare. Beginning in 1991, local manufacturing regulation was introduced to vitalize Brazil’s IT industry as government programs began to be implemented to incentivize manufacturers to establish and expand their operations in Brazil and to incentivize OEMs to apply and utilize locally manufactured components for their products.

We have participated in three government investment incentive programs.

•

Lei da Informática—Processo Produtivo Básico, 1991, extended through 2029, or PPB/IT Program: Provides for significant relief from various tax provisions for companies that develop or produce computing and automation goods and invest in IT-related research and development in Brazil. The PPB/IT Program requirements for local manufacturing are published publicly on a periodic basis. OEMs that are PPB/IT Program-compliant and who fulfill the regulatory requirements receive substantial benefits including a reduction in excise taxes on their purchases from qualified suppliers as well as a reduction in the taxes that they are required to charge on sales to their end customers. These tax benefits are a strong incentive for OEMs to purchase products from local manufacturers such as our Brazilian subsidiaries. The PPB/IT Program requirements for locally sourced memory components from calendar years 2008 through June 30, 2019 were enacted through several ordinances portions of which are set forth below.

•

Lei do Bem, 2005: Fosters technology innovation in Brazil by providing a reduction in corporate income tax through the allowance of deductions for expenses related to research and development activities.

•

PADIS, 2007: Awards incentives and significant tax relief, including reductions in the Brazilian aggregate statutory income tax rates, to semiconductor and display companies that invest in research and development and that promote the development, design, test and packaging processes in Brazil. Furthermore, combining PADIS with PPB/IT Program-compliance can provide additional financial incentives to OEMs that apply or utilize memory components that are locally processed from wafers.

PPB/IT Program Requirements for PC and Server Memory(1)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Notebook DRAM IC Packaging	0%	30%	30%	40%	50%	60%	80%	80%	80%	70%	80%	80%
Desktop DRAM IC Packaging	10%	10%	10%	10%	10%	30%	50%	60%	80%	80%	80%	80%
Server DRAM IC Packaging	80%	80%	80%	80%	80%	80%	80%	80%	80%	80%	80%	80%

PPB/IT Program Requirements for Mobile Memory(1)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
Notebook SSD IC Package	0%	0%	0%	35%	40%	30%	40%	40%	35%	50%	50%	50%
SSD Module Flash IC Package	0%	0%	0%	0%	0%	40%	60%	80%	30%	40%	60%	60%
Mobile/Smartphones microSD Cards	0%	0%	0%	0%	5%	5%	10%	20%	40%	50%	50%	50%
All Other Memory
Types(2)	0%	0%	0%	0%	0%	0%	5%	20%	30%	30%	50%	60%

PPB/IT Program Requirements for TV	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
TV IC Package	0%	0%	0%	0%	0%	0%	0%	0%	30%	40%	40%	40%

(1)	Revoked effective July 2019.
(2)	Includes mobile DRAM, eMMC and eMCP.
Source	Brazilian Ministry of Science, Technology and Innovation, Interministerial Ordinances 287/2014, 85/2014, 239/2016, 179/2016, 141/2015, 263/2014, 14/2016, 21/2017, 52/2017, 20/2018 and 44/2018.

As the leading local manufacturer, as measured by market share, of desktop, notebook and server DRAM modules and DRAM components as well as DRAM and Flash mobile memory products in Brazil, we have benefited from these requirements and incentives.

In 2013, the European Union, or EU, later joined by Japan, requested the establishment of a panel within the World Trade Organization, or WTO, to determine whether the structure of certain programs enacted by the Brazilian government concerning incentives and local content requirements for the automotive and several other industries (including the IT industry and including portions of Lei do Bem that do not relate to our business, as well as PADIS and the PPB/IT Program), were inconsistent with WTO rules. On August 30, 2017 the WTO panel released a report and on December 13, 2018, after hearing appeals, the appellate body of the WTO released its decision in which it upheld some of the panel’s findings that certain of the incentives available to us in Brazil are contrary to certain of the principles of the WTO agreements while also rejecting some of the complaints by the EU and Japan. The WTO’s decision does not impact the benefits that we receive under Lei do Bem. The appellate body also noted that it would not contravene the principles of the WTO agreements for Brazil to establish local manufacturing processes as a condition to benefit from incentives granted by the government provided that certain conditions are met.

In response to the WTO report, government authorities in Brazil revoked several ordinances that established local content requirements under the PPB/IT Program, many of which were related to our local business. The revocation became effective June 30, 2019. Government officials in Brazil have continued to express their intent to restructure the incentives to be consistent with the WTO principles while still continuing to support local industry.

In June 2019, the authorities in Brazil published the first of a series of new ordinances, effective as of July 1, 2019, that provide a structure for revised support for local manufacturing utilizing a score-based point system for eligibility for incentives. In this system, each manufacturing process within an electronic device is assigned a different number of points. Our manufacturing processes related to memory products are a valuable part of the electronics manufacturing chain and, as such, are expected to provide our customers the opportunity to accomplish a significant number of the overall points required if they purchase products manufactured by us in Brazil.

While we believe that this score-based system will continue to incentivize our Brazilian customers to purchase products from us in Brazil, there can be no assurance that the replacement programs will ultimately be structured and implemented in a way that will provide the same or a similar level of support and benefit for our customers and our business as was previously in place. There can also be no assurance that the WTO, the EU and Japan will agree that this new program structure is compliant with the WTO agreements. Any adverse change in legislation or in the impact and effectiveness of the local incentives programs, or our failure to meet the requirements of any of the regulations, could significantly reduce the demand for, the profit margins on, and the competitiveness of our products in Brazil, and would have a material adverse effect on our business, results of operations and financial condition. See “Item A. Risk Factors—Risks Relating to Our Business—Risks Related to our International Operations— Our success in Brazil depends in part on Brazilian laws establishing incentives for local manufacturing of electronics products. The elimination of or a reduction in the incentives for local manufacturing, or our inability to secure the benefits of these regulations, could significantly reduce the demand for, and the profit margins on, our products in Brazil.”

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicative of future performance. Furthermore, we may not be able to maintain the margins we have achieved in recent periods. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	the cyclical nature of the markets in which we compete;
•	changes in memory component prices or the average selling prices of our products, including fluctuations in the market price of DRAM and Flash memory components;
•	lack of growth or contraction or increased competition in the memory market in Brazil or other markets;
•	adverse changes to the local content regulations in Brazil;
•	corruption or adverse political situations in Brazil or other markets;
•	increased trade restrictions or trade wars;
•	the loss of, significant reduction in sales to, or demand from, one or more key customers;
•	industry consolidation, which may further reduce the number of our potential customers and/or suppliers;
•	fluctuations in the markets served by our OEM, enterprise and government customers;
•	difficulty matching our purchasing and production to customer demand, which is difficult to forecast accurately;
•	cancellations, modifications or delays in customer orders, product returns and inventory value or obsolescence risk;
•	competitive developments, including the introduction of new competitive products;
•	our failure to develop new or enhanced products and introduce them in a timely manner;
•	reductions in government spending; and
•	the other factors described in this “Item 1A. Risk Factors” section and elsewhere in this report.

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

Our business has experienced quarterly and annual operating losses during the periods presented in the financial statements included in this Annual Report. For example, in fiscal 2017, we had a net loss of $7.8 million. Our ability to maintain profitability depends in part on revenue growth from, among other things, increased demand for our memory solutions, products and related service offerings in our current markets including Brazil, growth in our SCSS business unit including the newly acquired companies SMART EC and SMART Wireless, as well as our ability to expand into new markets. We may not be successful in achieving the revenue and revenue growth necessary to maintain profitability. Moreover, as we continue to expend substantial funds for research and development projects, enhancements to sales and marketing efforts, integration of acquisitions and to otherwise operate our business, we cannot assure you that we will maintain profitability on an annual or quarterly basis even if our revenue does grow.

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

Our OEM customers primarily serve end users in the industrial, networking and communications, storage and computing, mobile products, defense, financial services, energy, social media, education, network edge computing, transportation, and IoT endpoint applications markets. Sales of our products are dependent upon demand in these markets. From time to time, each of these markets has experienced cyclical downturns, often in connection with, or in anticipation of, declines in general economic conditions, and we may experience substantial period-to-period fluctuations in our operating results due to factors affecting these markets. Changes in end-user demand for our customers’ products and services could have a material adverse effect on demand for our products and services, particularly if the customer has accumulated excess inventories of products purchased from us or from competitors selling similar products. Reduced demand for our products could have a material adverse effect on our business, results of operations and financial condition.

Declines in memory component prices and our average selling prices may result in declines in our net sales and gross profit and could have a material adverse effect on our business, results of operations and financial condition.

The markets for our specialty memory and Brazil products have historically been characterized by declines in average selling prices. Our average selling prices may decline due to several factors, including general declines in demand for our products and excess supply of DRAM and Flash memory components as a result of overcapacity. In the past, transitions to smaller design geometries and other factors causing overcapacity in memory markets have led to significant increases in the worldwide supply of memory components. If not accompanied by increases in demand, supply increases usually result in significant declines in component prices and, in turn, declines in the average selling prices and profit margins of our products. During periods of overcapacity, our net sales may decline if we fail to increase sales volume of existing products or to introduce and sell new products in quantities sufficient to offset declines in selling prices. Our efforts to increase sales or to introduce new products to offset the impact of declines in average selling prices may not be successful. Furthermore, our competitors and customers also impose significant pricing pressures on us. These declines in average selling prices have in the past had, and may again in the future have, a material adverse effect on our business, results of operations and financial condition. Declines in prices also could affect the valuation of our inventory, which could result in inventory write-downs. Declines in average selling prices also might enable OEMs to pre-install higher density memory modules into new systems at existing price points, thereby reducing the demand for future memory upgrades. In addition, our net sales and gross profit may be negatively affected by shifts in our product mix during periods of declining average selling prices.

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

Changes in U.S. trade policies, including the imposition of tariffs and a potential resulting trade war, could have a material adverse impact on our business.

We source materials from and sell products in foreign countries, including China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. In addition, many of our customers rely heavily on international trade. The imposition of tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. The tariffs may in the future increase our cost of materials and may cause us to increase prices to our customers which we believe may reduce demand for our products. Our price increases may not be sufficient to fully offset the impact of the tariffs and result in lowering our margin on products sold. In addition, the current U.S. administration has indicated that it may withdraw the U.S. from the North American Free Trade

Agreement (“NAFTA”) in order to encourage the U.S. Congress to vote on the ratification of the United States-Mexico-Canada Agreement (“USMCA”) which was signed in 2018 and which is intended to be the successor to NAFTA. If the U.S. government increases or implements additional tariffs, withdraws from NAFTA, the ratification and implementation of the USMCA is not completed promptly and effectively, or if additional tariffs or trade restrictions are implemented by the U.S. or other countries, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. We are not able to predict future trade policy of the U.S. or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a “trade war,” or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows.

Sales to a limited number of customers represent a significant portion of our net sales, and the loss of any key customer or key program, or the demands of our key customers, could materially harm our business, results of operations and financial condition.

Our principal end customers include global OEMs that compete in the computing, networking, communications, storage, aerospace, defense, mobile and industrial markets. In fiscal 2019, 2018 and 2017, sales to our ten largest end customers (including sales to contract manufacturers or ODMs at the direction of such end customers) accounted for 73%, 84% and 84% of net sales, respectively. Of our end customers, Samsung (for whom all sales are direct sales) accounted for 18%, 34% and 19% of net sales in fiscal 2019, 2018 and 2017, respectively; Cisco accounted for 11%, 12% and 15% of net sales in fiscal 2019, 2018 and 2017, respectively; Lenovo accounted for 13%, 11% and 11% of net sales in fiscal 2019, 2018 and 2017, respectively; and Dell accounted for 10% of net sales in fiscal 2018. Direct sales to Flex accounted for 17%, 13% and 14% of net sales in fiscal 2019, 2018 and 2017, respectively; and direct sales to Hon Hai accounted for 13% of net sales in fiscal 2017. While Samsung is a significant customer of ours, purchasing eMCPs from us in their smartphone division and DRAM modules from us in their PC division, Samsung’s semiconductor division is also a major supplier and a competitor. See “Risk Factors—Risks Relating to Our Business—Our dependence on a small number of sole or limited source suppliers subjects us to certain risks, including the risk that we may be unable to obtain adequate supplies at a reasonable price and in a timely manner” and “—The memory market is intensely competitive, and we may not be able to maintain or improve our competitive position.”

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

Our primary competitors in the specialty memory market include Viking Technology, ATP, Unigen, Apacer, Swissbit, Innodisk, Virtium and Transcend. In Brazil, we compete against local manufacturers of DRAM modules and local manufacturers of memory ICs, including HT Micron, Adata, Cal Comp and Multilaser.

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

Through imports of DRAM components and modules and Flash products, we face some of the same competitors in Brazil as we do elsewhere. We also face competition from local manufacturers of DRAM modules and Flash products, and expect to face more competition in the future from local semiconductor packaging companies, such as Adata Integration Brazil S/A, which began production of its new packaging plant in Brazil in the first half of calendar year 2017. We believe that import duties and local content requirements in Brazil give us an advantage over companies that import DRAM modules or Flash products or import memory components; however, that competitive advantage may become less significant in the event that competitors build manufacturing facilities in Brazil or local content regulations change or are eliminated. As the local market grows, competition may increase in Brazil.

In our Penguin Computing business, we compete with HPE, Dell, Cray (recently announced to be acquired by HPE), and other smaller companies manufacturing computing components and products. We also compete with the direct to customer efforts from several of our large partners including Intel Corporation, or Intel, Quanta Services, Inc., or Quanta, Synnex Corporation, or Synnex, and Super Micro Computer, Inc., or Super Micro.

In our SMART EC products we compete with providers of embedded computing platforms and systems including ADLink, Advantech, Kontron, Curtis Wright, and Mercury Systems. In our SMART Wireless products we compete with providers of SOMs and SBCs including Intrynsic, Thundercomm, and Toradex.

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

Many of our customer and supplier markets are characterized by a limited number of large companies. Some participants in the industries in which we serve have merged and/or been acquired, and this trend may continue. In addition, there have been company failures among both our customer and supplier base. Industry consolidation and company failures could decrease the number of potential significant customers for our products and services. Consolidation and company failures in some of our customers’ industries may also result in the loss of customers. The decrease in the number of potential significant customers will increase our reliance on key customers and, due to the increased size of these companies, may negatively impact our bargaining position and thus our profit margins. Furthermore, the loss of, or a relatively reduced relationship with, key customers due to industry consolidation and company failures could negatively impact our business, results of operations and financial condition. Additionally, consolidation and company failures in our supplier base could reduce our purchasing alternatives and reduce the competition for our business resulting in higher cost of goods and less availability of components which would have a negative impact on our business, results of operations and financial condition.

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

To the extent we manufacture products or make purchases in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our inventory. We have had in the past and expect we could again have in the future, inventory write-downs and/or write-offs due to obsolescence, excess quantities and declines in market value below our costs. In particular, if product obsolescence causes product demand to decrease or we fail to forecast demand accurately, we could be required to write-off inventory or record under-utilization charges, which would have a negative impact on our profit margins and our profitability. Any one or more of these occurrences could have a negative impact on our results of operations and financial condition. Our inventory write-downs were $9.0 million, $5.2 million and $2.8 million for fiscal 2019, 2018 and 2017, respectively.

In connection with delivering our supply chain services, we make significant inventory purchases based on customer forecasts and/or customer purchase orders. In most instances, forecasts are non-binding and purchase orders can be rescheduled at the customer’s option, often times without penalty. When actual consumption does not meet the customer’s forecast or the customer’s purchase orders, it will result in unanticipated and sometimes significant increases in our inventory. Additionally, some of our logistics transactions contemplate extended periods of inventory management. These programs generally obligate customers to eventually purchase certain aged logistics inventory with minimal right to price reductions, and typically provide for periodic carrying charges. We can provide no assurance, however, that the customers will comply with these obligations. If a customer of our supply chain services has significant delays in delivery of inventory, this could have a negative impact on our profitability. If a customer of our supply chain services fails to consume the inventory that we purchase for it, this could result in significant inventory write-downs or write-offs. Any one or more of these occurrences could have a significant negative impact on our cash flows, business, results of operations and financial condition. At the end of each of the last four fiscal quarters, logistics inventory (including inventory specifically requested by customers) ranged between 22% and 27% of our total inventory.

New product development requires significant investment. Our failure to develop new or enhanced products and introduce them in a timely manner would undermine our competitiveness.

The markets that we serve are subject to rapid technological change, product obsolescence, frequent new product introductions and feature enhancements, changes in end-user requirements and evolving industry standards. Our ability to successfully compete and to continue to grow our business depends in significant part upon our ability to develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to anticipate and respond to changing customer requirements. We have experienced, and may experience in the future, delays and unanticipated expenses in the development and introduction of new products. A failure to develop products with required feature sets or performance standards, or a delay as short as a number of weeks in bringing a new product to market could significantly reduce our return on investment as well as our net sales, all of which would have a material adverse effect on our business, results of operations and financial condition.

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

We have invested in the past and expect in the future to invest in new technologies and emerging markets. If these new technologies and emerging markets fail to gain acceptance or to grow, it would have a material adverse effect on our business, results of operations and financial condition. We have made and expect to continue to make significant investments in various products. There is significant competition in the markets for these markets and we can provide no assurance that we will develop and introduce products in a timely manner or that our new products will gain market acceptance, be price competitive or result in any significant increase in our net sales. If these investments fail to provide the expected returns, then such failure would have a material adverse effect on our business, results of operations and financial condition.

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

We are dependent upon a small number of sole or limited source suppliers for certain materials, including certain critical components, we use in manufacturing our products. We purchase almost all of our materials from our suppliers on a purchase order basis and generally do not have long-term commitments from suppliers. Our suppliers are not required to supply us with any minimum quantities and there is no assurance that our suppliers will supply the quantities of components we may need to meet our production goals. In our specialty memory products, our major suppliers include Samsung, Micron and SK Hynix. These suppliers also compete with us in the memory market. For example, while Samsung, Micron and SK Hynix all sell DRAM modules to us, and Samsung and Micron supply us with DRAM ICs, Flash ICs and finished products, they also compete with us by selling DRAM ICs and modules and Flash ICs and finished products to many of our customers, usually focusing on higher volume commodity products. Samsung is also a significant customer, as Samsung’s smartphone division purchases eMCPs from us, and its PC division purchases DRAM modules from us.

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

The inability to fill customer orders due to shortages or long lead-times from suppliers could cause delays, customer cancellations, disruptions or reductions in product shipments or require costly product redesigns and/or re-qualifications which could, in turn, damage relationships with current or prospective customers, increase costs and have a material adverse effect on our business, results of operations and financial condition.

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

A disruption at one of our manufacturing facilities could adversely impact our manufacturing operations and consequently our customer relations and our business. Such a disruption could result from, among other things, sustained process abnormalities, government intervention, waste disposal issues, power failures or other circumstances, or from ramp-up related challenges, such as obtaining sufficient raw materials, hiring of qualified factory personnel, installation and efficient operation of new equipment and management and coordination of our logistics networks within our global operations. We maintain insurance to protect against certain claims associated with business interruption, however, our insurance may not cover all or any part of a particular loss. Since a large percentage of our production is done in a small number of facilities, a disruption to operations, or a loss that is in excess of, or excluded from, our insurance coverage could adversely impact our business, results of operations and financial condition.

We are subject to a number of procurement laws and regulations. Our business and our reputation could be adversely affected if we fail to comply with these laws.

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

We may manage, store, transmit and otherwise process various proprietary information and sensitive personal or confidential data. In addition, our cloud computing businesses routinely process, store and transmit data, including sensitive and personally identifiable information, for our customers. We may experience breaches or other compromises of the information technology systems we use for these purposes, as criminal or other actors may be able to penetrate our network security and misappropriate or compromise our information or that of third parties, create system disruptions or cause shutdowns. There are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers, and other third parties to disclose information or unwittingly provide access to systems or data. The risk of such attacks includes attempted breaches not only of our own products, services and systems, but also those of customers, contractors, business partners, vendors and other third parties. Our products, services and systems may be used in critical company, customer, government or other third-party operations, or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, classified information, other proprietary or confidential data, regulated data, and personal information of employees, customers and others. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, government or other third party data or systems; theft of sensitive, regulated, classified or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of such systems.

The costs to address product defects or any of the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers that may impede our sales, manufacturing, distribution, or other critical functions. We could lose existing or potential customers for outsourcing services or other information technology solutions in connection with any actual or perceived security vulnerabilities in our products. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third parties could expose us, our customers, or other third parties affected to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability, damage our brand and reputation, or otherwise harm our business. Further, we rely in certain limited capacities on third-party data management providers and other vendors whose possible security problems and security vulnerabilities may have similar detrimental effects on us.

We are subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, transmission, processing and security of user and other data. Our ability to execute transactions and to possess, process, transmit and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that, among other things, may require us to notify regulators and customers, employees, or other individuals of a data security breach, including in the EU and the European Economic Area where the General Data Protection Regulation, or GDPR, took effect in May 2018. We have incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations, but despite such expenditures may face regulatory and other legal actions in the event of a data breach or perceived or actual non-compliance with such requirements. The GDPR imposes significant obligations and compliance with these obligations depends in part on how particular regulators apply and interpret them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage.

Open source development and licensing practices may limit the value of our SCSS software assets. If open source programmers do not continue to develop and enhance open source technologies, we may be unable to develop new technologies, adequately enhance our existing technologies or meet customer requirements for innovation, quality and price.

Many of our SCSS offerings, including Linux-based products, are built primarily from software components licensed under various open source licenses. While some components are developed by our employees, we obtain many components from software developed and released by contributors to independent open source software development projects. Open source licenses grant licensees broad permissions to use, copy, modify and redistribute the software. Certain open source licenses, such as the GNU General Public License, impose significant limits on our ability to license derivative works under more restrictive terms and generally require us to disclose the source code of such works. The inclusion of software components governed by such licenses in our offerings may limit our ability to use traditional proprietary software licensing models for those offerings. As a result, while we may have substantial copyright interests in our software technologies, open source development and licensing practices may have the effect of limiting the value of our software copyright assets. If open source programmers fail to adequately further develop and enhance open source technologies, we would have to rely on other parties to develop and enhance our offerings or we would need to develop and enhance our offerings with our own resources. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. Moreover, if third-party software programmers fail to adequately further develop and enhance open source technologies, the development and adoption of these technologies could be stifled and our offerings could become less competitive. Delays in developing, completing or delivering new or enhanced offerings could result in delayed or reduced revenue for those offerings and could also adversely affect customer acceptance of those offerings.

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

In our SCSS business, we regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products. For example, we have contributed certain technology related to our products to the Open Compute Project Foundation, a non-profit entity that shares and develops such information with the technology community, under the Open Web Foundation License. As a result of our open source contributions and the use of open source in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. As a result of making certain of our technology available to third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations which could have an adverse effect on our business and financial results. Likewise, if the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial results.

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

Certain of our products are used in transportation safety devices and a product failure could result in significant losses.

Certain of our products are used in transportation safety devices in the rail industry. These products are certified by independent auditors to safety integrity level, or SIL, 4 standards and are subsequently integrated into larger systems designed by our OEM customers and then go through rigorous testing and additional certification processes. In the event that our products fail to perform as expected, accidents and significant losses could occur. While our contracts for the sale of these products typically contain disclaimers, there can be no assurance that we would be insulated from liability in the event of an accident. Additionally, in the event of an accident, even if our product is ultimately determined not to be at fault, the costs of an investigation could be substantial.

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

In fiscal 2019, 2018 and 2017, we spent $33.4 million, $25.7 million and $18.7 million, respectively, on capital expenditures, which we used, among other things, to expand manufacturing and test capacity as well as research and development. We plan to continue to make capital expenditures in the future. If our expected returns on these investments are not achieved, it could adversely impact our business, results of operations and financial condition.

In fiscal 2019, we spent $76.1 million to acquire SMART EC, SMART Wireless and Premiere Logistics and in fiscal 2018, we spent $45.1 million to acquire Penguin Computing. We plan to continue exploring additional acquisition opportunities in the future. If our expected returns on these transactions are not achieved, it could adversely impact our business, results of operations and financial condition.

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

As part of our business and growth strategy, we have in the past and may in the future acquire or make significant investments in businesses, products or technologies, such as our acquisitions of Penguin Computing, SMART EC and SMART Wireless, in an effort to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Any acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses or technologies. Such risks include, among others:

•	problems integrating the purchased operations, technologies, products or personnel;
•	unanticipated costs or expenses associated with an acquisition or investment, including write-offs of tangible assets as well as goodwill or other intangible assets;
•	negative effects on profitability resulting from an acquisition or investment;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which we have little or no prior experience and markets with complex government regulations;
•	loss of key employees of the acquired business; and
•	litigation arising from an acquired company’s operations.

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

Our future operating results depend in significant part upon the continued contributions of our key senior management and technical personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Ajay Shah, our Chairman, President and Chief Executive Officer, and Jack Pacheco, our Executive Vice President, Chief Operating Officer and Chief Financial Officer. Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, including for manufacturing and quality assurance, engineering, design, finance, marketing, sales and support personnel. We are continually recruiting such personnel in various parts of the world. However, competition for such personnel can be strong and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. In addition, particularly in the high-technology industry, the value of stock options, restricted stock units (RSUs), grants or other share-based compensation is an important element in the retention of employees. Declines in the value of our ordinary shares could adversely affect our ability to retain employees and we may have to take additional steps to make the equity component of our compensation packages more attractive to attract and retain employees. These steps could result in dilution to shareholders.

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

As of August 30, 2019, we had U.S. federal and state net operating loss carryforwards of approximately $114.8 million and $44.4 million, respectively. The federal net operating loss carryforwards will expire, if not utilized, in fiscal 2023 through fiscal 2038, and the state net operating loss carryforwards will expire in fiscal 2020 through fiscal 2038, both in varying amounts, if not utilized. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our net operating loss carryforwards are subject to limitations per Section 382 of the Code. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of future transactions in our ordinary shares, some changes of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset post-change U.S. federal and state taxable income may be subject to additional limitations.

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

Our operations in different parts of the world could be subject to natural disasters, including earthquakes, monsoons, cyclones and floods. For example, our United States headquarters in Newark, California and our Penguin Computing operations in Fremont, California are located near major earthquake fault lines. Our manufacturing facility in Penang, Malaysia is also prone to natural disasters, such as cyclones, monsoons and floods. In the event of a major earthquake, cyclone, monsoon or other natural or manmade disaster, we could experience business interruptions, destruction of facilities and/or loss of life, any of which could materially adversely affect our business.

In addition, our business could be adversely affected by the outbreak of diseases and pandemics. Any occurrence of these pandemic diseases or other adverse public health developments in Malaysia or elsewhere could severely disrupt our business or the business of our customers and suppliers, which could materially adversely affect our business.

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

A significant portion of our sales and operations are focused on Brazil. Sales to customers in Brazil accounted for 44%, 62% and 52% of our net sales in fiscal 2019, 2018 and 2017, respectively. We have invested substantial financial and management resources to develop a research and development center and a semiconductor packaging and test facility in Brazil in order to target the growing market for memory in Brazil and to take advantage of certain Brazilian laws and government incentives, as described below in “—Risks Relating to our International Operations.” Our future financial performance will depend in large part on growth in the Brazilian market, which may not grow again at historical rates, or at all.

Demand for our products in Brazil is dependent upon, among other things, demand in the markets served by our customers, including the Brazilian computing and mobile markets. From time to time, the markets served by our Brazilian customers have experienced significant downturns, often in connection with political unrest or in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in demand in any of the markets that we serve could have a significant negative impact on the demand for our products. In addition, a prolonged economic downturn in Brazil, even absent a worldwide economic downturn, may lead to higher interest rates or significant changes in the rate of inflation in Brazil, or an inability of our Brazilian customers and suppliers to access capital on acceptable terms. Our customers and suppliers in Brazil could experience cash flow problems, credit defaults or other financial hardships.

In addition, as discussed in greater detail below, our sales and our profit margins in Brazil have been favorably impacted by laws establishing local content requirements for electronics products which laws are undergoing changes as a result rulings by the WTO. See “—Our success in Brazil depends in part on Brazilian laws establishing local content requirements for electronics products. The elimination of or a reduction in the local content requirements, or our inability to secure the benefits of these regulations, could significantly reduce the demand for, and the profit margins on, our products in Brazil.”

Any of these circumstances could have a material adverse effect on our business, results of operations and financial condition.

Our success in Brazil depends in part on Brazilian laws establishing incentives for local manufacturing of electronics products. The elimination of or a reduction in the incentives for local manufacturing, or our inability to secure the benefits of these regulations, could significantly reduce the demand for, and the profit margins on, our products in Brazil.

Successive Brazilian governmental administrations have adopted economic policies intended to foster innovation and investment in local production, stimulate job growth, provide stimulus to exports and defend local manufacturers in various industries. In recent decades, the Brazilian government identified the design and manufacture of ICs as a priority and established tax incentives and local content requirements intended to promote the development of the local IT industry. These incentives include the PPB/IT Program, PADIS and Lei do Bem. The law that provides the PPB/IT Program benefits is currently legislated to remain in force through the end of 2029. The PPB/IT Program is intended to promote local manufacturing by allowing qualified companies to receive incentives when they sell specified IT products, including desktops, notebooks, servers, SmartTVs and mobile products that contain components that are manufactured in Brazil. The PPB/IT Program, through the enactment of several ordinances, provided for reduced Brazilian federal excise tax rate, or the IPI, for qualified parties as compared to the rate that is required to be collected by non-qualified parties. The PPB/IT Program provided an incentive for certain customers to purchase products from us because they were not required to pay the regular level of IPI on their purchases. Under the PPB/IT Program, the percentage of local content required in specified IT products has increased significantly from 2006 to 2019. For example, under the PPB/IT Program, from 2006 to 2019, the total requirement of DRAM modules made with locally packaged DRAM ICs for notebook computers has increased from 0% to 80%. In order to receive the intended treatment as a PPB/IT Program supplier, our subsidiary, SMART do Brazil, was required to invest in research and development activities in an amount equal to 4% of its gross annual sales revenues reduced by the following: the cost of raw materials qualified as products eligible for the PPB/IT Program, including the ICs that are purchased from our other Brazilian subsidiary, SMART Brazil, and that are used to make memory modules; applicable sales taxes; the value of products exported out of Brazil; and the value of products shipped to the Manaus Free Trade Zone.

Brazil’s local content requirements for the IT industry have been subject to criticism by other governments and international organizations.

In 2013, the EU, later joined by Japan, requested the establishment of a panel within the WTO to determine whether the structure of certain programs enacted by the Brazilian government concerning incentives and local content requirements for the automotive and several other industries (including the IT industry and including portions of Lei do Bem that do not relate to our business, PADIS and the PPB/IT Program), are inconsistent with WTO rules. On August 30, 2017, the WTO panel released a report and on December 13, 2018, after hearing appeals, the appellate body of the WTO released its decision in which it upheld some of the panel’s findings that, among other things, the tax exemptions, reductions and suspensions granted for the automotive, IT and other industries amount to subsidies that are inconsistent with the principles of the various WTO agreements, while also rejecting some of the complaints by the EU and Japan. The WTO’s decision included a recommendation that Brazil withdraw certain of the subsidies, however, it does not impact the benefits that we receive under Lei do Bem. The appellate body also noted that it would not contravene the principles of the WTO agreements for Brazil to establish local manufacturing processes as a condition to benefit from incentives granted by the government provided that certain conditions are met.

In response to the WTO report, government authorities in Brazil revoked several ordinances that established local content requirements under the PPB/IT Program, many of which were related to our local business. The revocation became effective June 30, 2019. Government officials in Brazil have continued to express their intent to restructure the incentives to be consistent with the WTO principles while still continuing to support local industry.  In June 2019, the authorities in Brazil published the first of a series of new ordinances, effective as of July 1, 2019, that provide a structure for revised support for local manufacturing utilizing a score-based point system for eligibility for incentives. In this system, each manufacturing process within an electronic device is assigned a different number of points. Our manufacturing processes related to memory products are a valuable part of the electronics manufacturing chain and, as such, are expected to provide our customers the opportunity to accomplish a significant number of the overall points required if they purchase products manufactured by us in Brazil.

While we believe that this score-based system will continue to incentivize our Brazilian customers to purchase products from us in Brazil, there can be no assurance that the replacement programs will ultimately be structured and implemented in a way that will provide the same or a similar level of support and benefit for our customers and our business as was previously in place. There can also be no assurance that the WTO, the EU and Japan will agree that this new program structure is compliant with the WTO agreements. Any adverse change in legislation or in the impact and effectiveness of the local incentives programs, or our failure to meet the requirements of any of the regulations, could significantly reduce the demand for, the profit margins on, and the competitiveness of our products in Brazil, and would have a material adverse effect on our business, results of operations and financial condition.

In addition, we benefit from various other tax incentives extended to us in Brazil to promote the development of the local IT industry, and are subject to related risks, as described below.

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

We have extensive operations in Malaysia and significant operations and sales in Brazil. The governments of these countries frequently intervene in their respective economies and occasionally make significant changes in policies and regulations. The Brazilian government’s actions to control inflation and other policies and regulations have often involved, among other measures, increases in interest rates, changes in tax policies, price controls, currency devaluations, capital controls and limits on imports. Our business, results of operations and financial condition, as well as the market price of our securities, may be adversely affected by changes in these and in other countries, to policies or regulations involving or affecting general economic factors, such as:

•	interest rates;
•	exchange rates and currency controls and restrictions on the movement of capital out of country;
•	currency fluctuations;
•	import and export controls;
•	inflation;
•	liquidity of the domestic capital and lending markets;
•	reduction or cancellation of tax incentives to which we are currently entitled;
•	other changes to tax and regulatory policies; and
•	other political, social and economic developments.

The political environment in Brazil has influenced and continues to influence the performance of the country’s economy. Recurring economic and political instability as well as corruption scandals in Brazil contribute to a reduction in market confidence in the Brazilian economy. Moreover, we cannot predict the outcome or future effects of new political administrations in Brazil and cannot predict which policies will be adopted or modified or the effect thereof on Brazilian economy and on our business.  Any new policies or changes in current policies may have a material adverse effect on our business and financial condition.

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

We have structured our operations in a manner designed to maximize our benefit from various tax incentives and/or tax holidays extended to manufacturers in Brazil and Malaysia to encourage investment and employment. In Brazil, we participate in the following government investment incentive programs, among others:

•

Support Program for the Technological Development of the Semiconductor and Display Industries (PADIS), 2007. PADIS is designed to promote the development of the local semiconductor industry. In December 2010 and January 2011, the required agencies of the Brazilian government approved our application for beneficial tax treatment under the PADIS program for DRAM ICs and we began operations under the PADIS rules in February 2011. Subsequently, we received approvals for PADIS benefits for microSD cards and USB Flash drives in June 2012, mobile, or low power DRAM in March 2013, eMMC and Flash Fine-pitch Ball Grid Array, or Flash FBGA, in February 2014, eMCP in June 2014, DDR4 DRAM in July 2016, and for any other mounted components in May 2015. The PADIS benefits include: (i) relief from Brazil’s corporate income tax, resulting in a reduction in the Brazilian statutory income tax rate from 34% to 9% on taxable income from the semiconductor IC portion of our operations, (ii) relief from the PIS and COFINS Contributions, the IPI, and Brazil’s import tax, on both the import and domestic acquisition of fixed assets, inputs, software and sale of final products eligible for PADIS, and (iii) relief from Brazil’s tax on outbound royalties, or CIDE. To realize these benefits, our subsidiary, SMART Brazil, is required to invest a percentage of its gross annual semiconductor sales revenues (reduced by the following: the cost of raw materials covered within the scope of PADIS, applicable sales taxes, the value of products exported out of Brazil and the value of products shipped to the Manaus Free Trade Zone) in research and development activities conducted in Brazil each calendar year. The applicable percentage was 3% for 2015, increasing to 4% for 2016 through 2018, and increasing to 5% for 2019 and beyond. Furthermore, SMART Brazil is not permitted to distribute to shareholders (through dividends, capital reductions or otherwise) the amount of corporate income taxes not paid as a result of the PADIS benefits. Failure to comply with our obligations under the PADIS would result in our being charged the amount of the relieved taxes, plus interest equal to the Central Bank of Brazil’s overnight rate, or the SELIC rate, plus a 75% penalty and could also result in the suspension of our participation in PADIS and ultimate termination of PADIS should SMART Brazil fail to repair the infraction within 90 days or should SMART Brazil have PADIS suspended twice in the period of two years. If SMART Brazil’s participation in PADIS were terminated, it would be permitted to reapply for the program only after a two-year period.

•

Lei da Informática—Processo Produtivo Básico (PPB/IT Program), 1991, extended through 2029. Brazil’s PPB/IT Program, in which we also began to participate in February 2011, is intended to promote local manufacturing by allowing qualified PPB/IT Program companies to sell certain IT products with a reduced rate of IPI as compared to the rate that is required to be collected by non-qualified suppliers. The PPB/IT Program provides an incentive for certain customers to purchase from us because our sales will not be subject to the regular level of IPI. In order to receive the intended treatment as a PPB/IT Program supplier, our subsidiary SMART do Brazil is required to invest in research and development activities conducted in Brazil in an amount equal to 4% of its gross annual sales revenues reduced by the following: the cost of raw materials qualified as products eligible for the PPB/IT Program, including the ICs that are purchased from our other Brazilian subsidiary, SMART Brazil, and that are used to make memory modules; applicable sales taxes; the value of products exported out of Brazil; and the value of products shipped to the Manaus Free Trade Zone. Failure to comply with our obligations under the PPB/IT Program would result in our being charged the amount of the relieved taxes, plus interest equal to the SELIC rate, plus a 75% penalty and could also result in the suspension of our participation in the PPB/IT Program and ultimate termination should SMART do Brazil fail to cure the infraction within 180 days.

Compliance with these programs is measured annually, on a calendar year basis. We believe that we have fulfilled these research and development investment requirements through calendar 2018, however, for certain years the authorities in Brazil have not yet completed the relevant review. For calendar years 2011 to 2016, the authorities have requested additional information in order to review whether certain of our reported research and development investments as required for SMART do Brazil qualify for the PPB/IT Program. We believe that all of our research and development investments do qualify and we have provided the additional information. While we believe that all of our reported investments qualify for the research and development requirements, we cannot provide assurance that the Brazilian authorities will agree with our classification in which case we may be required to make incremental payments to the authorities or to make incremental research and development investments in the future. If we fail to make the additional payments or additional investments if required, we may lose the anticipated benefits of these programs and could be penalized for failing to make the research and development investments when required, or for failing to pay required statutory income taxes or to collect the required PIS/COFINS and IPI upon our sales. In addition, there is a risk that modifications to laws may prohibit, interrupt, limit, terminate early or change the use of these existing tax incentives. Additionally, we cannot provide assurance that we will be able to make the required investments in the future.

In 2013, the EU, later joined by Japan, requested the establishment of a panel within the World Trade Organization, or WTO, to determine whether the structure of certain programs enacted by the Brazilian government concerning incentives and local content requirements for the automotive and several other industries (including the IT industry and including portions of Lei do Bem that do not relate to our business, as well as PADIS and the PPB/IT Program), were inconsistent with WTO rules. See “Risks Related to our International Operations—Our success in Brazil depends in part on Brazilian laws establishing incentives for local manufacturing of electronics products. The elimination of or a reduction in the incentives for local manufacturing, or our inability to secure the benefits of these regulations, could significantly reduce the demand for, and the profit margins on, our products in Brazil.”

In addition, we have obtained tax incentives from Malaysia, which provide that certain classes of income we earn in Malaysia are subject to tax holidays. Each tax incentive is separate and distinct from the others and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. To retain these tax benefits in Malaysia, we must continue to meet certain operating conditions specific to each incentive relating to, among other things, investments in fixed assets, research and development expenditures, minimum operating expenditures, required ratio of staff with degrees in science and technology, local purchasing programs, minimum numbers of patents with local involvement and registration and segregated accounting for the covered products or businesses. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits. In such event, we could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax incentive arrangements. We have received approvals for these tax incentives for up to ten years beginning September 2019, subject to certain operating conditions. The impact of these tax incentives will be recorded in the period in which they are realized.

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

If Brazilian administrative tax courts find that we have used an incorrect product code on our imports, then the amount of administrative penalties and interest that we have to pay on past transactions could have a material adverse effect on our business, results of operations and financial condition.

On February 23, 2012, Brazilian federal tax authorities served our Brazilian operating subsidiary, SMART Brazil, with a tax assessment for approximately R$117.0 million (or $31.1 million) (the First Assessment), alleging that SMART Brazil had incorrectly used an import product classification code for its imports of unmounted ICs for the five calendar years of 2007 through and including 2011. Brazilian federal tax authorities subsequently served a second assessment for an administrative penalty of approximately R$6.0 million (or $1.6 million) (the Second Assessment) for the alleged use of an improper import code. Each assessment is subject to increases for interest and other charges.

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

On February 6, 2018, the first level administrative court unanimously ruled in favor of SMART Brazil with respect to the Second Assessment. Due to the size of the Second Assessment, Brazil law required that the tax authorities appeal the decision to CARF. The appeal on the Second Assessment was heard on December 11, 2018 and we received a unanimous favorable ruling rejecting the position of the tax authorities. The tax authorities did not file any request for clarification or appeal and, as a result, the Second Assessment was extinguished in May 2019.

Due to the issuance of these tax assessments, Brazilian federal tax authorities conducted an enrollment of assets of SMART Brazil. Brazilian legislation states that whenever the sum of the debts owed to the Brazilian Revenue Service exceeds 30% of the known equity of a company and R$2.0 million (or $0.5 million), the Brazilian Revenue Service may conduct an enrollment of assets of SMART Brazil, which is a means of monitoring the company’s equity. During this period, the taxpayer must notify the Brazilian Revenue Service of any disposal, encumbrance or transfer of the assets or rights enrolled within five days from the occurrence of the act; if the company does not provide such notice, then the Brazilian Revenue Service may file a tax injunction. The enrollment does not constitute a lien or encumbrance on the assets. The assets covered by the enrollment are typically assets classified as fixed assets or non-current assets and include assets that are subject to any form of registration before a public deed service or equivalent, such as real estate and vehicles. Other assets may be subject to enrollment in the event that the assets described above are not sufficient to satisfy the amount of the tax liability. The enrollment does not create any limitation or prohibition against remitting dividends or making cash payments of interest on equity. After the First Assessment has been extinguished, we petitioned to have the enrollment cancelled and the tax authorities substantially reduced the amount of the enrollment to R$13.9 million (or $3.7 million) as of January 31, 2017. After the Second Assessment was extinguished, we petitioned the tax authorities again to cancel the enrollment. There can be no assurance that the enrollment will be cancelled unless all of the assessments are extinguished.

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

As a result of the CARF decision in favor of SMART Brazil on the First Assessment and the Second Assessment, we believe that the probability of any material charges as a result of the Third Assessment is remote. We can provide no assurance that SMART Brazil ultimately will prevail on the remaining tax assessments or the administrative penalties, and no amounts have been accrued in the financial statements for any such assessments or penalties. In addition, in the event that SMART Brazil does not prevail, the amount of the assessments and the penalties and interest could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to the risks generally associated with international business operations.

Sales outside of the United States accounted for 68%, 84% and 82% of our net sales in fiscal 2019, 2018 and 2017, respectively. In addition, a significant portion of our product design and manufacturing is performed at our facilities in Brazil and Malaysia. In addition, a significant amount of our product design activities are performed in Taiwan and India. As a result, our business is and will continue to be subject to the risks generally associated with international business operations in Brazil, Malaysia and other foreign countries, including:

•	changes in tax and other laws and regulations, including recent tariffs;
•	changes in social, political and economic conditions;
•	transportation delays;
•	power and other utility shutdowns or shortages;
•	limitations on foreign investment;
•	restrictions on currency convertibility and volatility of foreign exchange markets;
•	import-export quotas;
•	increased trade regulations or trade wars;
•	corruption or adverse political situations in Brazil or other markets;
•	changes in local labor conditions;
•	difficulties resulting from different employment regulations;
•	difficulties in obtaining governmental approvals;
•	expropriation and nationalization of our assets in a particular jurisdiction; and
•	restrictions on repatriation of cash, dividends or profits.

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

In fiscal 2019, we began using foreign exchange forward contracts in Brazil to mitigate foreign currency exchange rate risk associated with foreign-currency-denominated assets and liabilities, primarily third party payables. We do not use foreign currency contracts for speculative or trading purposes. Foreign exchange forward contracts outstanding at August 30, 2019 are not designated as hedging instruments for hedge accounting purposes.

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

Since the introduction of the real in 1994, Brazil’s inflation rate has been substantially lower than in previous periods. According to the Extended National Consumer Price Index (Índice Nacional de Preços ao Consumidor Amplo), Brazilian inflation rates were 3.7%, 2.9%, 6.3%, 10.7%, 6.4%, 5.9%, 5.8% and 6.5% in 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011, respectively. However, the Brazilian government’s measures to control inflation have often included maintaining a tight monetary policy with high interest rates, thereby restricting the availability of credit and reducing economic growth. The Central Bank of Brazil has frequently adjusted the interest rate in situations of economic uncertainty and to achieve objectives under the economic policy of the Brazilian government. Inflation, along with government measures to curb inflation and public speculation about possible future government measures, have had significant negative effects on the Brazilian economy and contributed to economic uncertainty in Brazil and heightened volatility in the Brazilian securities market, which may have an adverse effect on us.

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

Our Brazilian operating subsidiary, SMART Brazil, has incurred additional indebtedness under a credit facility with the Brazilian Development Bank, or BNDES, which we refer to, together with all related loan documents and as amended from time to time, as the BNDES 2013 Credit Agreement. Under the BNDES 2013 Credit Agreement, credit in the amount of R$50.6 million (or $13.4 million) was made available to SMART Brazil for investments in infrastructure, research and development in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market.

In December 2014, SMART Brazil entered into a second credit facility with BNDES, which we refer to, together with all related loan documents and as amended from time to time, as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $14.0 million) was made available to SMART Brazil for research and development conducted in Brazil related to IC packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

SMART Brazil’s obligations under the BNDES Agreements are guaranteed by Banco Votorantim S/A, or Banco Votorantim. SMART Brazil has entered into an agreement with Banco Votorantim to assure payment to Banco Votorantim in the event that BNDES collects on either of the guarantees.

As of August 30, 2019, the outstanding principal balance under the Amended Credit Agreement and the BNDES 2014 Credit Agreement, respectively, was $208.5 million and R$13.2 million (or $3.5 million). We have a right to draw an additional $50.0 million under the revolving loan provisions of the Amended Credit Agreement.

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

All of our debt under the Amended Credit Agreement bears interest at variable rates. If the rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our indebtedness would be exacerbated.

Our Amended Credit Agreement contains restrictions that limit our flexibility in operating our business.

Our Amended Credit Agreement contains restrictive covenants that limit our ability to engage in specified transactions and prohibit us from voluntarily prepaying certain of our other indebtedness. These covenants limit our ability to, among other things:

•	incur additional indebtedness;
•	pay dividends on, or repurchase or make distributions in respect of, our capital stock or make other restricted payments;
•	make certain investments, including limitations on capital expenditures and acquisitions;
•	sell or transfer assets;
•	enter into or effect sale leaseback transactions;
•	enter into swap agreements;
•	prepay, repurchase, redeem, otherwise defease or amend the terms of any subordinated indebtedness;
•	change fiscal periods;
•	create liens;
•	acquire companies;
•	enter into contractual obligations that restrict our ability to grant liens on assets or capital stock;
•	change the character of our business;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•	enter into certain transactions with affiliates.

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

Our ability to generate cash to service or to pay off our debt depends on many factors beyond our control.

Our ability to make scheduled payments on, to refinance, or to pay off our debt obligations depends on the financial condition and operating performance of our business. This, to a certain extent, is subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors beyond our control. Our business may not generate sufficient cash flows from operations, and future borrowings may not be available to us under the Amended Credit Agreement or the BNDES 2014 Credit Agreement in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets on or before the maturity of our debt. We may not be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. The outstanding principal balance of all term loans under the Amended Credit Agreement is due in full on August 9, 2022. As of August 30, 2019, the outstanding principal balance of these term loans was $208.5 million. If we are not able to refinance or restructure our debt obligations before they become due, this could cause us to default on our debt obligations and impair our liquidity.

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

Risks Relating to Our Ordinary Shares

Influence by our principal shareholders could adversely affect our other shareholders.

As of October 18, 2019, 48% of our ordinary shares outstanding immediately after our initial public offering, or IPO, in May 2017 were owned by Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Sumeru Fund Cayman, L.P. (investment funds affiliated with Silver Lake Partners and Silver Lake Sumeru, collectively Silver Lake) and their affiliates, including certain of our directors and our Chief Executive Officer. Pursuant to the terms of the Amended and Restated Sponsors Shareholder Agreement dated as of May 30, 2017, or the Sponsor Shareholder Agreement, entered into in connection with the IPO, Silver Lake has the right to nominate members of our board of directors as follows: so long as Silver Lake and their affiliates own, in the aggregate, (i) less than 50% but at least 35% of our ordinary shares outstanding immediately after the IPO, Silver Lake will be entitled to nominate four directors, (ii) less than 35% but at least 20% of our ordinary shares outstanding immediately after the IPO, Silver Lake will be entitled to nominate three directors, (iii) less than 20% but at least 10% of our ordinary shares outstanding immediately after the IPO, Silver Lake will be entitled to nominate two directors, (iv) less than 10% but at least 5% of our ordinary shares outstanding immediately after the IPO, Silver Lake will be entitled to nominate one director, and (v) less than 5% of our ordinary shares outstanding immediately after the IPO, Silver Lake will not be entitled to nominate any directors. The Sponsor Shareholder Agreement further provides that, for so long as Silver Lake collectively owns ordinary shares in an amount equal to or greater than 25% of our ordinary shares outstanding immediately following the IPO, in addition to the approval of our board of directors, the approval of Silver Lake will be required for certain corporate actions such as change in control transactions, acquisitions with a value in excess of $5 million and any material change in the nature of the business conducted by us or our subsidiaries. As a result, based on Silver Lake’s ownership of our ordinary shares and the rights in the Sponsor Shareholder Agreement, Silver Lake has significant ability to nominate members of our board of directors, and thereby influence our management and affairs. Silver Lake will continue to have significant influence over our affairs for the foreseeable future. This concentrated control will limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that our other shareholders do not view as beneficial. For example, this concentration of control could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for their ordinary shares. Furthermore, Silver Lake may have interests that are different from, or opposed to, the interests of the public shareholders.

The price of our ordinary shares may be volatile and subject to wide fluctuations.

The market price of the securities of technology companies can be especially volatile. Broad market and industry factors may adversely affect the market price of our ordinary shares regardless of our actual operating performance. The market price of our ordinary shares could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control, including, among other things:

•	actual or anticipated variations in our operating results;
•	overall conditions in our industry;
•	events affecting Brazil or the market for our products there;
•	addition or loss of a major customer or of significant business at a major customer;
•	changes in laws or regulations applicable to our products or our operations;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements of technological innovations by us or other companies operating in our industry;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, restructuring initiatives or other events that affect us or companies in our industry;
•	additions or departures of key personnel;
•	competition from existing products or new products that may emerge;
•	the failure of financial analysts to cover our company;
•	negative or inaccurate coverage by financial analysts;
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

The trading market for our ordinary shares depends in part on the research and reports that financial analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares, change their opinion of our shares, or provide a negative opinion about our company, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

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

Sales of substantial amounts of our ordinary shares in the public market, including sales of our ordinary shares by us or our affiliates pursuant to the Shelf Registration Statement, defined below, or otherwise, or the perception that these sales may occur, could cause the market price of our ordinary shares to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our amended and restated memorandum and articles of association, we are authorized to issue up to 200,000,000 ordinary shares, of which 23,616,874 ordinary shares were outstanding as of August 30, 2019. Out of our ordinary shares outstanding as of August 30, 2019, 9,959,293 shares are held by our affiliates and our current directors, executive officers and their respective affiliates, which are eligible for resale in the public markets, subject to Rule 144 under the Securities Act of 1933, as amended, the Securities Act. In addition, on September 20, 2018, we filed a shelf registration statement on Form S-3 with the SEC that was declared effective by the SEC on October 9, 2018 (the Shelf Registration Statement), which permits us to offer up to $150 million of ordinary shares, preferred shares, debt securities, warrants and purchase contracts in one or more offerings and in any combination, including in units from time to time, and which permits Silver Lake to sell up to 9,256,755 of our ordinary shares from time to time. We have also filed registration statements on Form S-8 to register the total number of shares of our common stock that may be issued under the SMART Global Holdings, Inc. 2017 Share Incentive Plan (the SGH Plan), including the equity awards issued to our executive officers and directors, and shares purchased under the SMART Global Holdings, Inc. 2018 Employee Share Purchase Plan (ESPP). As of August 30, 2019, there are 2,297,758 options outstanding to purchase our ordinary shares, and 1,078,218 RSUs outstanding under the SGH Plan, and there are 1,427,339 additional shares available for issuance under the SGH Plan and 540,090 shares available for purchase under the ESPP. These ordinary shares can be freely sold in the public market upon issuance under the SGH Plan or purchase under the ESPP subject to any restrictions on such shares pursuant to the respective plan documents.

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

We also anticipate that we will continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and NASDAQ. We expect these rules and regulations to increase our legal and financial compliance costs and make some management and corporate governance activities more time consuming and costly, particularly now that we are no longer an “emerging growth company.” These rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. This could have an adverse impact on our ability to recruit and bring on qualified directors.

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

As of October 18, 2019, 40% of our outstanding ordinary shares were owned by Silver Lake and their affiliates, including certain of our directors and our Chief Executive Officer.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

We have facilities in Newark, Fremont and Irvine California; Atibaia, Brazil; Penang, Malaysia; Gilbert and Tempe, Arizona; New Taipei City, Taiwan; Seongnam-City, South Korea; Tewksbury, Massachusetts; Bangalore and Cochin, India; East Kilbride, Scotland; and Houston, Texas.

	Facility size	Leased or	Lease
Location	(Sq. Feet)	Owned	Expiration	Capabilities
Newark, CA	79,480	Leased	April 2021	U.S. Headquarters
				Procurement
				R&D
				Manufacturing
				Sales
				Supply Chain Services
	30,000	Leased	February 2020	Supply Chain Services
Fremont, CA	44,256	Leased	July 2030	Manufacturing
				Procurement
				Sales
	42,050	Leased	December 2030	Manufacturing
				R&D
				Sales
Atibaia, Brazil	87,088	Leased	June 3032	Procurement
	65,926	Leased	October 2027	R&D
				Manufacturing
				Sales
Penang, Malaysia*	86,730	Owned	N/A	Procurement
				R&D
				Manufacturing
				Sales
				Supply Chain Services
	25,750	Leased	July 2022	Procurement
				Supply Chain Services
Tempe, AZ	87,709	Leased	September 2021	R&D
				Sales
New Taipei City, Taiwan	14,788	Leased	November 2021	Procurement
				R&D
				Sales
Seongnam-City, South Korea	12,622	Leased	July 2021	R&D
Gilbert, AZ	9,750	Leased	December 2021	Procurement
				R&D
				Sales
Tewksbury, MA	7,666	Leased	September 2023	R&D
Bangalore, India	5,000	Leased	March 2021	R&D
Cochin, India	2,495	Leased	August 2021	R&D
Irvine, CA	4,394	Leased	August 2022	Procurement
				R&D
				Sales
East Kilbride, Scotland	3,300	Leased	July 2024	Supply Chain Services
Houston, TX	2,415	Leased	June 2024	Sales

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

Indemnification Claims by SanDisk

In August 2013, we completed the sale (the Sale) of substantially all of the business unit which was focused on solid state drives, to SanDisk Corporation (now a part of Western Digital). In connection with the Sale the sale agreement (Sale Agreement) contained certain indemnification obligations, including, among others, for losses arising from breaches of representations and warranties relating to the Sale. These indemnification obligations are subject to a number of limitations, including certain deductibles and caps and limited time periods for making indemnification claims. On August 21, 2014, SanDisk made a claim against us under the indemnification provisions of the Sale Agreement in connection with a lawsuit filed by Netlist, Inc. (Netlist) against SanDisk alleging that certain products sold in the Sale infringe various Netlist patents, which SanDisk in turn alleges would, if true, constitute a breach of representations and warranties under the Sale Agreement. Under the Sale Agreement, our indemnification obligation in respect of intellectual property matters, such as those claimed by SanDisk, is subject to a deductible of approximately $1.8 million and a cap of $60.9 million. As required in the Sale Agreement, the SanDisk claim purported to include a preliminary good faith estimate of SanDisk’s alleged indemnifiable losses, which estimate was greater than the Sale Agreement cap for intellectual property matters. We believe that the allegations giving rise to the indemnification claim are without merit and we intend to dispute SanDisk’s claim for indemnification. In addition, there may be other grounds for us to dispute the indemnification claim and/or the amounts of any indemnifiable losses of SanDisk.

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

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117.0 million (or $31.1 million) (the First Assessment). The First Assessment was from the federal tax authorities of Brazil and related to four taxes in connection with the importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.6 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

In March 2012, SMART Brazil filed defenses to the First Assessment and the Second Assessment. On May 2, 2013, the first level administrative tax court issued a ruling in favor of the tax assessor and against SMART Brazil on the First Assessment. On May 31, 2013, SMART Brazil filed an appeal to the second level tax court known as CARF. The appeal was heard on November 26, 2013 and SMART Brazil received a unanimous favorable ruling rejecting the position of the tax authorities. Subsequently, the tax authorities filed a request for clarification and on September 17, 2014, SMART Brazil received a unanimous ruling rejecting the request from the tax authorities for clarification. On November 7, 2014, the tax authorities notified CARF that they would not be appealing the CARF decision, and the First Assessment has been extinguished. On February 6, 2018, the first level administrative court unanimously ruled in favor of SMART Brazil with respect to the Second Assessment. Due to the size of the Second Assessment, Brazil law required that the tax authorities appeal the decision to CARF. The appeal on the Second Assessment was heard on December 11, 2018 and SMART Brazil received a unanimous favorable ruling rejecting the position of the tax authorities. The tax authorities did not file any request for clarification or appeal and, as a result, the Second Assessment was extinguished in May 2019.

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

The amounts claimed by the tax authorities on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$5.6 million (or $1.5 million) as of August 30, 2019.

As a result of the CARF decisions in favor of SMART Brazil on the First Assessment and the Second Assessment, we believe that the probability of any material charges as a result of the Third Assessment is remote and we do not expect the resolution of this disputed assessment to have a material impact on its consolidated financial position, results of operations or cash flows. While we believe that the Third Assessment is incorrect, there can be no assurance that SMART Brazil will prevail in the disputes.

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

Holders

As of October 18, 2019 there were 83 registered holders of record of our ordinary shares (not including beneficial holders of our ordinary shares in street names).

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

Unregistered Sales of Equity Securities

SMART EC Acquisition

In connection with the SMART EC acquisition as described in Item 15, Consolidated Financial Statements, Note 2, the seller is entitled to earn-out payments of up to $10 million based on achievement of specific gross revenue levels through December 31, 2019 plus additional earn-out payments of $0.10 for each dollar of gross revenue through December 31, 2019 over an agreed upon achievement level. The earn-out is payable, at our option, in either cash or in the ordinary shares of SMART Global Holdings, Inc., par value $0.03 per share, the Shares, with each of the Shares to be valued at the volume weighted average daily price of the Shares as traded on the Nasdaq Global Select Market and reported on Bloomberg, measured over the ten trading-day period of such Shares immediately preceding and ended December 30, 2019. In the event that any earn-out is achieved and we elect to pay the earn-out consideration in Shares, then, pursuant to the Artesyn SPA, we will use our reasonable best efforts to (i) cause a registration statement on Form S-3 to be filed with the U.S. Securities and Exchange Commission on or before the forty-fifth day following the earn-out determination date with respect to the resale of such Shares by the seller and (ii) cause such registration statement to become effective and to remain effective until the first to occur of (A) such time that all such Shares have been sold by seller and (B) the first anniversary of the date of such effectiveness.

In the event that any earn-out is achieved and we elect to pay the earn-out consideration in Shares, then such Shares will be issued in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. We did not engage in any form of general solicitation or general advertising in connection with the transaction to acquire AEC. Seller also represented that it was an “accredited investor” as defined in the Securities Act, and that it would be acquiring the Shares for its own account and not for distribution. All Shares issued in this transaction will have a legend stating that these Shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies. This exemption is based on certain representations, warranties, agreements, and covenants contained in the Artesyn SPA.

SMART Wireless Acquisition

In connection with the acquisition of SMART Wireless, as described in Item 15, Consolidated Financial Statements, Note 2, SMART Global Holdings, Inc., issued 382,788 Shares as part of the merger consideration and retained as security for the sellers’ indemnification obligations as well as any post-closing adjustments to the purchase price (the Holdback), $0.7 million in cash and 67,550 in Shares. The Shares issued and to be issued in connection with this transaction are also subject to a lock-up period, pursuant to which the Shares may not be sold by for one year following the closing date of July 9, 2019.

All of the Shares issued in the SMART Wireless transaction were issued in reliance upon the exemption from registration available under Section 4(a)(2) of the Securities Act, including Regulation D promulgated thereunder. SMART Global Holdings, Inc. did not engage in any form of general solicitation or general advertising in connection with the Inforce transaction. Each of the Inforce shareholders receiving Shares also represented that it was an “accredited investor” as defined in the Securities Act and that it was acquiring such securities for its own account and not for distribution. All Shares issued in this transaction have a legend stating that these Shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies. This exemption is based on certain representations, warranties, agreements, and covenants contained in the merger agreement entered into in connection with this transaction.

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

The following performance graph shows the cumulative total stockholders return of an investment of $100 in cash on August 31, 2018 through August 30, 2019, in our common stock, the NASDAQ Composite Index and Philadelphia Semiconductor Index and assuming that all dividends were reinvested. The stock price performance on the following graph is not necessarily indicative of future price performance of our stock.

Item 6.  Selected Financial Data

The following tables present our historical selected consolidated financial data. The selected consolidated statement of operations data for the years ended August 30, 2019, August 31, 2018 and August 25, 2017, and the selected consolidated balance sheet data as of August 30, 2019 and August 31, 2018 are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected statement of operations data for the year ended August 26, 2016 and August 28, 2015, and the selected consolidated balance sheet data as of August 25, 2017, August 26, 2016 and August 28, 2015 are derived from our audited consolidated balance sheet as of such dates and is not included in this report. Our historical results are not necessarily indicative of the results that may be expected in the future.

We maintain our books and records in U.S. dollars and prepare our consolidated financial statements in accordance with U.S. GAAP.

This financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, included elsewhere in this report.

	Fiscal Year Ended
	August 30,	August 31,	August 25,	August 26,	August 28,
	2019	2018	2017	2016	2015
	(in thousands, other than per share data)
Consolidated Statement of Operations Data:
Net sales	$1,211,999	$1,288,821	$761,291	$534,423	$643,469
Cost of sales(1)(2)	974,472	997,235	599,041	427,491	512,032
Gross profit	237,527	291,586	162,250	106,932	131,437
Operating expenses:
Research and development(1) (2)	47,920	39,824	38,160	38,116	43,741
Selling, general, and administrative(1) (2)	103,226	84,541	66,759	57,495	89,233
Change in estimated fair value of acquisition- related contingent consideration	(2,700)	(3,000)	—	—	—
Management advisory fees	—	—	3,000	4,001	4,030
Restructuring charge	—	—	457	1,135	1,143
Total operating expenses	148,446	121,365	108,376	100,747	138,147
Income (loss) from operations	89,081	170,221	53,874	6,185	(6,710)
Interest expense, net	(20,716)	(19,144)	(29,204)	(25,575)	(27,560)
Other income (expense), net	(2,161)	(13,299)	(22,551)	1,874	(5,532)
Total other expense	(22,877)	(32,443)	(51,755)	(23,701)	(33,092)
Income (loss) before income taxes	66,204	137,778	2,119	(17,516)	(39,802)
Provision for income taxes	14,872	18,315	9,914	2,444	6,649
Net income (loss)	$51,332	$119,463	$(7,795)	$(19,960)	$(46,451)
Earnings per share:
Basic	$2.24	$5.42	$(0.49)	$(1.44)	$(3.36)
Diluted	$2.19	$5.17	$(0.49)	$(1.44)	$(3.36)
Shares used in computing earnings per share:
Basic	22,959	22,051	15,785	13,841	13,833
Diluted	23,468	23,119	15,785	13,841	13,833

(1)	Includes share-based compensation expense as follows:

Cost of sales	$2,485	$1,335	$636	$461	$771
Research and development	2,654	1,460	655	725	844
Selling, general and administrative	13,060	7,763	4,073	2,686	4,517

(2)	Includes amortization of intangible assets expense as follows:

Cost of sales	$566	$7	$—	$—	$—
Research and development	—	987	4,897	4,897	6,160
Selling, general and administrative	5,048	5,136	7,042	8,471	24,669

	Fiscal Year Ended
	August 30,	August 31,	August 25,	August 26,	August 28,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Other Financial Data:
Adjusted EBITDA(1)	$134,673	$195,540	$99,387	$51,760	$55,762
Gross billings to customers(2)	$2,158,302	$2,302,214	$1,625,547	$1,925,047	$2,147,437
Days sales outstanding (DSO)(3)	37	38	41	27	31
Inventory turns(4)	16	9	12	18	15
Days payable outstanding (DPO)(5)	31	40	47	40	51

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

Because of these limitations, you should consider Adjusted EBITDA along with other financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. A reconciliation of Adjusted EBITDA to net income (loss) is provided below:

	Fiscal Year Ended
	August 30,	August 31,	August 25,	August 26,	August 28,
	2019	2018	2017	2016	2015
	(in thousands)
Net income (loss)	$51,332	$119,463	$(7,795)	$(19,960)	$(46,451)
Share-based compensation expense	18,199	10,558	5,364	3,872	6,132
Amortization of intangible assets	5,614	6,130	11,939	13,368	30,829
Interest expense, net	20,716	19,144	29,204	25,575	27,560
Provision for income tax	14,872	18,315	9,914	2,444	6,649
Depreciation	23,592	20,052	21,300	18,111	19,315
Acquisition-related expenses*	2,922	3,435	25	1,611	123
Contingent consideration fair value adjustment*	(2,700)	(3,000)	—	—	—
Purchase accounting adjustment*	—	631	—	—	—
Legal fees - term loan (payment holiday)	126	—	—	—	—
S-1 related costs	—	812	—	—	—
Loss on extinguishment of debt**	—	—	16,579	—	—
Loss on early repayment of debt***	—	—	6,743	—	—
Debt extension costs****	—	—	1,745	—	—
Management advisory fees	—	—	3,000	4,001	4,030
Investment advisory fees	—	—	540	—	—
Restructuring	—	—	457	1,135	1,143
Obsolete inventory related to restructuring	—	—	372	—	—
Valuation adjustment related to prepaid state value-added taxes	—	—	—	908	—
Misappropriated product shipment	—	—	—	695	—
Write-off of public offering expenses	—	—	—	—	4,388
In-process research and development charge	—	—	—	—	1,582
Storage sale-related legal costs	—	—	—	—	987
Insurance settlement related to a fiscal 2013 claim	—	—	—	—	(525)
Adjusted EBITDA	$134,673	$195,540	$99,387	$51,760	$55,762

*	Amounts in fiscal 2019 and 2018 related to acquisitions of SMART EC and SMART Wireless (July 2019) and Penguin Computing (June 2018).
**	Consists of $15.2 million loss on extinguishment of long-term debt for principal payment of $151.0 million in August 2017 and a $1.4 million loss on a February 2017 extinguishment.
***	Loss on early payment of term loan for principal amount of $61.1 million in June 2017 related to the IPO.
****	Debt extension costs associated with the amendment of our senior secured term loan and revolving credit facility in November 2016.
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

(3)

We calculate days sales outstanding as (i) accounts receivable outstanding as of the period end divided by (ii) gross billings to customers for the period (iii) divided by the number of days in the period.

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

	As of
	August 30,	August 31,	August 25,	August 26,	August 28,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$98,139	$31,375	$22,436	$58,634	$68,094
Working capital	234,360	226,264	107,115	90,095	98,074
Total assets	704,137	672,762	480,028	458,655	564,707
Long-term debt	182,450	184,190	154,450	225,587	234,617
Total shareholders' equity (deficit)	273,460	187,128	82,396	(1,237)	8,639

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

For an overview of our business, see “Part I – Item 1. Business Overview.”

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

Other Expense, Net

Other expense, net includes gains and losses from foreign currency transactions and other non-operating items.

Provision for Income Taxes

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

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We then measure the tax benefits recognized in the financial statements from such positions based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. In the event that we recognize any unrecognized tax benefits, the effective tax rate will be affected. If recognized, approximately $1.6 million of unrecognized tax benefit would impact the effective tax rate at August 30, 2019. Although we believe our estimates are reasonable, we cannot assure that the final tax outcome of these matters will be the same as these estimates. We update these estimates quarterly based on factors such as changes in facts or circumstances, changes in tax law, new audit activity and effectively settled issues.

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

	Fiscal Year Ended
	August 30, 2019	% of sales*	August 31, 2018	% of sales*	August 25, 2017	% of sales*
Consolidated Statement of Operations Data:
Net sales	$1,211,999	100%	$1,288,821	100%	$761,291	100%
Cost of sales (1)(2)	974,472	80%	997,235	77%	599,041	79%
Gross profit	237,527	20%	291,586	23%	162,250	21%
Operating expenses:
Research and development (1) (2)	47,920	4%	39,824	3%	38,160	5%
Selling, general and administrative (1) (2)	103,226	9%	84,541	7%	66,759	9%
Change in estimated fair value of acquisition-related contingent consideration	(2,700)	0%	(3,000)	0%	—	0%
Management advisory fees	—	0%	—	0%	3,000	0%
Restructuring	—	0%	—	0%	457	0%
Total operating expenses	148,446	12%	121,365	9%	108,376	14%
Income from operations	89,081	7%	170,221	13%	53,874	7%
Other income (expense):
Interest expense, net	(20,716)	(2%)	(19,144)	(1%)	(29,204)	(4%)
Other expense, net	(2,161)	0%	(13,299)	(1%)	(22,551)	(3%)
Total other expense	(22,877)	(2%)	(32,443)	(3%)	(51,755)	(7%)
Income before income taxes	66,204	5%	137,778	11%	2,119	0%
Provision for income taxes	14,872	1%	18,315	1%	9,914	1%
Net income (loss)	$51,332	4%	$119,463	9%	$(7,795)	(1%)
Earnings per share:
Basic	$2.24		$5.42		$(0.49)
Diluted	$2.19		$5.17		$(0.49)
Shares used in computing earnings per share:
Basic	22,959		22,051		15,785
Diluted	23,468		23,119		15,785

* Summations may not compute precisely due to rounding.

(1) Includes share-based compensation expense as follows:
Cost of sales	$2,485		$1,335		$636
Research and development	2,654		1,460		655
Selling, general and administrative	13,060		7,763		4,073
(2) Includes amortization of intangible assets expense as follows:
Cost of sales	$566		$7		$—
Research and development	—		987		4,897
Selling, general and administrative	5,048		5,136		7,042

Comparison of the Years Ended August 30, 2019 and August 31, 2018

	Fiscal Year Ended		Change
	August 30, 2019	August 31, 2018	Amount	%
	(in thousands, except percentages)
Net sales	$1,211,999	$1,288,821	$(76,822)	(6%)
Cost of sales (1)	974,472	997,235	(22,763)	(2%)
Gross profit	$237,527	$291,586	$(54,059)	(19%)
Gross margin	19.6%	22.6%

(1)	Includes share-based compensation expense and intangible amortization of $2.5 million, $0.6 million, $1.3 million and $0 in fiscal 2019 and 2018, respectively.

Net Sales, Cost of Sales and Gross Margin

Net sales decreased by $76.8 million, or 6.0%, during fiscal 2019 compared to the prior fiscal year. Net sales were negatively impacted by lower mobile memory and DRAM sales in Brazil in fiscal 2019 of $266.0 million, or a decline of 33.3%. These decreases were mainly due to lower customer demand for mobile memory and DRAM products of 25% and 26%, respectively, as well as 22% lower average selling prices for mobile memory. The decreases in Brazil were partially offset by additional sales from Penguin Computing for the full year in fiscal 2019. Penguin, which was acquired in June 2018, contributed additional revenue of $150.4 million in fiscal 2019 as compared to the prior year as Penguin’s results were only consolidated into the Company’s results for one quarter in fiscal 2018. The sales decrease was also offset in part by 7% higher Specialty DRAM sales in fiscal 2019, which was driven by 8% higher average selling prices due to product mix, as well as sales of new products and increased customer penetration.

Cost of sales decreased by $22.8 million, or 2.3%, during fiscal 2019 compared to the prior fiscal year, primarily due to a decrease of 4.6% in the cost of materials for the lower level of sales, offset by higher production costs related to the increased revenue and additional costs for the new SCSS business. Included in the cost of sales decreases was a favorable foreign exchange impact of $6.8 million due to locally sourced cost of sales in Brazil.

Gross margin decreased to 19.6% during fiscal 2019, compared to 22.6% for fiscal 2018, primarily due to higher cost of sales for SCSS, as well as fixed manufacturing costs for Brazil.

Operating Expenses

	Fiscal Year Ended		Change
	August 30, 2019	August 31, 2018	Amount	%
	(in thousands, except percentages)
Operating expenses:
Research and development (1) (2)	$47,920	$39,824	$8,096	20.3%
Selling, general and administrative (1) (2)	103,226	84,541	18,685	22.1%
Change in estimated fair value of acquisition- related contingent consideration	(2,700)	(3,000)	300	(10.0%)
Total operating expenses	$148,446	$121,365	$27,081	22.3%

(1) Includes share-based compensation expense as follows:

Research and development	$2,654	$1,460	$1,194	81.8%
Selling, general and administrative	13,060	7,763	5,297	68.2%
Total	$15,714	$9,223	$6,491	70.4%

(2) Includes amortization of intangible assets expense as follows:

Research and development	$—	$987	$(987)	(100.0%)
Selling, general and administrative	5,048	5,136	(88)	(1.7%)
Total	$5,048	$6,123	$(1,075)	(17.6%)

Research and Development Expense

Research and development, or R&D, expense increased by $8.1 million, or 20.3% in fiscal 2019 compared to the prior fiscal year mainly due to $7.8 million higher costs from our new SCSS businesses, as well as higher depreciation and share-based compensation, partially offset by lower intangible amortization expense as some intangible assets became fully amortized.  Included in the R&D expense increase was a favorable foreign exchange impact of $2.3 million.

Selling, General and Administrative Expense

Selling, general and administrative, or SG&A, expense increased by $18.7 million, or 22.1%, during fiscal 2019 compared to the prior fiscal year. The increase was primarily due to $22.8 million higher costs from our new SCSS business, as well as higher share based compensation, partially offset by lower professional services and personnel-related expenses. Included in the SG&A expense increase was a favorable foreign exchange impact of $1.4 million.

Other Income (Expense)

	Fiscal Year Ended		Change
	August 30, 2019	August 31, 2018	Amount	%
	(in thousands, except percentages)
Other income (expense):
Interest expense, net	$(20,716)	$(19,144)	$(1,572)	8.2%
Other expense, net	(2,161)	(13,299)	11,138	(83.8%)
Total other expense	$(22,877)	$(32,443)	$9,566	(29.5%)

Interest expense, net increased $1.6 million, or 8.2%, during fiscal 2019 compared to the prior fiscal year primarily due to higher interest expense from an incremental loan in connection with the Penguin acquisition.  Other expense, net decreased by $11.1 million, or 83.8%, primarily due to $10.1 million foreign currency gains/losses.

Provision for Income Taxes

	Fiscal Year Ended		Change
	August 30, 2019	August 31, 2018	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$14,872	$18,315	$(3,443)	(18.8%)

Provision for income taxes decreased by $3.4 million, or 18.8% during fiscal 2019 compared to the prior fiscal year primarily due to lower income in non-U.S. jurisdictions subject to tax.

Our Malaysian subsidiary was approved for income tax holidays for the operations of its Pioneer business and Global Supply Chain (GSC) business.  We have received approvals for a continuation of these tax incentives for up to ten years, subject to certain operating conditions. The impact of these tax incentives will be recorded in the period in which they become effective.  In general, these future tax holidays will have tax rates greater than our prior approved tax holidays, thus our effective income tax rate in the future may be higher depending on a combination of our overall and jurisdictional profitability.

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

Other Income (Expense)

	Fiscal Year Ended		Change
	August 31, 2018	August 25, 2017	Amount	%
	(in thousands, except percentages)
Other income (expense):
Interest expense, net	$(19,144)	$(29,204)	$10,060	(34.4%)
Other expense, net	(13,299)	(22,551)	9,252	(41.0%)
Total other expense	$(32,443)	$(51,755)	$19,312	(37.3%)

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

Liquidity and Capital Resources

	Fiscal Year Ended
	August 30, 2019	August 31, 2018	August 25, 2017
	(in thousands)
Cash provided by (used in) operating activities	$169,657	$67,907	$(933)
Cash used in investing activities	(109,440)	(67,749)	(18,027)
Cash used in financing activities	100	7,944	(16,975)
Effect of exchange rate changes on cash and cash equivalents	588	(331)	(28)
Net decrease in cash and cash equivalents	$60,905	$7,771	$(35,963)

At August 30, 2019, we had cash and cash equivalents of $98.1 million, of which approximately $76.9 million was held outside of the United States.

In July 2019, we acquired SMART EC and SMART Wireless for purchase prices of approximately $77 million and $14 million, respectively. We financed these acquisitions using cash from operations, as well as approximately $11 million in SGH ordinary shares attributable to the SMART Wireless acquisition.

In June 2018, we acquired Penguin for a purchase price of approximately $44 million and assumed approximately $32.3 million of Penguin’s outstanding indebtedness. We financed this acquisition with net proceeds from the $60 million Incremental Amendment as defined below.

On May 23, 2017, we completed our IPO and raised proceeds, net of underwriting commissions and discounts and other offering costs, of approximately $60.8 million. On June 2, 2017, we used the net proceeds to make a mandatory prepayment of $61.1 million aggregate principal amount of our outstanding term loans under the Amended Credit Agreement.

We expect that our existing cash and cash equivalents, line of credit and cash generated by operating activities will be sufficient to fund our operations for at least the next twelve months. Our principal uses of cash and capital resources are acquisitions, debt service requirements as described below, capital expenditures, R&D expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding capacity of our operations, expanding our R&D activities, manufacturing equipment upgrades and/or acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents consist of funds held in demand deposit accounts and money market funds. We do not enter into investments for trading or speculative purposes.

Operating Activities

During fiscal 2019, cash provided by operating activities was $169.7 million. The primary factors affecting our cash flows during this period were a $51.3 million net income, $71.6 million in change in our net operating assets and liabilities and $46.8 million of non-cash related expenses. The $71.6 million change in net operating assets and liabilities consisted of decreases of $35.2 million in accounts receivable and $102.1 million in inventory and an increase of $0.4 million in accrued expenses and other liabilities, offset by increases of $1.6 million in prepaid expenses and other assets and a decrease of $64.6 million in accounts payable. The decrease in accounts receivable was primarily due to lower gross sales. The decreases in inventory and accounts payable were primarily due to the reduction of inventory along all business areas as product lead times and average selling prices reduced.

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

Investing Activities

Net cash used in investing activities during fiscal 2019 was $109.4 million consisting primarily of $76.1 million for the new SCSS acquisitions, net of cash acquired, and $33.4 million used for purchases of property and equipment. Net cash used in investing activities during fiscal 2018 was $67.7 million consisting primarily of $42.3 million for the Penguin acquisition, net of cash acquired, and $25.7 million used for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during fiscal 2019 was $0.1 million, consisting primarily of $7.4 million of proceeds from issuance of ordinary shares from share option exercises and purchases under our employee share purchase plan, offset by $6.8 million of long-term debt payments for the BNDES Credit Agreements and $0.5 million for withholding tax on the vesting of restricted share units. Net cash provided by financing activities during fiscal 2018 was $7.9 million, consisting primarily of $59.4 million of net proceeds from issuance of long-term debt (due to the Incremental Amendment) and $7.5 million of proceeds from option exercises, offset by $24.3 million of long-term debt payments, $32.3 million to pay off Penguin’s line of credit assumed from the acquisition, $1.6 million payment of IPO costs and $0.8 million in fees paid for revolving line of credit financing.

Contractual Obligations

Our contractual obligations as of August 30, 2019 are set forth below:

	Payments due by Period
	1 year	2-3 years	4-5 years	After 5 years	Total
	(in millions)
Amended Credit Agreement Debt	$22.5	$186.0	—	$—	$208.5
Interest expense in connection with the Amended Credit Agreement	17.5	29.5	—	—	47.0
BNDES 2014 Credit Agreement	3.5	—	—	—	3.5
Interest expense in connection with the BNDES 2014 Credit Agreement	0.1	—	—	—	0.1
Operating leases	6.3	9.7	6.8	19.3	42.1
Non-cancellable product purchase commitments	30.1	—	—	—	30.1
Total contractual obligations	$80.0	$225.2	$6.8	$19.3	$331.3

As of August 30, 2019, we had gross unrecognized tax benefits of $15.0 million which includes penalties and interest. Approximately $1.6 million has been recorded as a noncurrent liability. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities and therefore such amounts are not included in the above contractual obligation table.

Senior Secured Credit Agreement

On August 9, 2017, SMART Worldwide, SMART Modular Technologies (Global), Inc. (Global), and SMART Modular Technologies, Inc. (SMART Modular) entered into a Second Amended and Restated Credit Agreement (together with all related loan documents, as amended from time to time including as amended by the Incremental Amendment as defined below, the Amended Credit Agreement) with certain lenders which amended and restated that certain Amended and Restated Credit Agreement dated as of November 5, 2016 (the ARCA), which had amended and restated that certain Credit Agreement dated as of August 26, 2011 (the Original Credit Agreement). The Company’s subsidiaries named as borrowers in the Amended Credit Agreement and certain other subsidiaries that entered into a guarantee with respect to the Amended Credit Agreement including Penguin, SMART EC and SMART Wireless, are collectively referred to as the Loan Parties and together with SMART Modular Technologies Sdn. Bhd. (SMART Malaysia), the Credit Group. The Amended Credit Agreement provides for $165 million of initial term loans (the Initial Term Loans) with a maturity date of August 9, 2022, and $50 million of revolving loans with a maturity date of February 9, 2021 (the Initial Revolver Maturity Date) which revolving loan maturity date automatically extends to February 9, 2022 if the total leverage ratio of the Credit Group is less than 3.0:1.0 on the Initial Revolver Maturity Date. SMART Global Holding is not a party to the Amended Credit Agreement.

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

The Amended Credit Agreement is jointly and severally guaranteed on a senior basis by certain subsidiaries of Global (including Penguin, SMART EC and SMART Wireless, and excluding, among other subsidiaries, SMART Malaysia). In addition, the Amended Credit Agreement is secured by a pledge of the capital stock of, or equity interests in, most of the subsidiaries of SMART Worldwide (including, without limitation, SMART Malaysia, Penguin, SMART EC and SMART Wireless) and by substantially all of the assets of the subsidiaries of SMART Worldwide, excluding the assets of SMART Malaysia and certain other subsidiaries.

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

Interest and Interest Rates. Loans under the Amended Credit Agreement accrue interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings is 6.25% and with respect to base rate borrowings is 5.25%. The interest rate on the Initial Term Loans was 8.43%, 8.6% and 7.57% as of August 30, 2019, August 31, 2018 and August 25, 2017, respectively. The interest rate on the Incremental Term Loans was 8.71% and 8.58% as of August 30, 2019 and August 31, 2018, respectively.

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

Principal Payments. The Amended Credit Agreement requires quarterly repayments of principal under the Initial Term Loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter and, commencing on November 30, 2018, quarterly repayments of principal under the Incremental Term Loans equal to 2.5% of $60 million, or $1.5 million per fiscal quarter.  As a result of the Second Amendment, the borrowers were granted a holiday in fiscal 2019 from the obligation to make quarterly repayments of principal under the Initial Term Loans and the Incremental Term Loans. During fiscal 2019 and 2018, the borrowers made scheduled principal payments of $0 million and $16.5 million, respectively.

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

The Amended Credit Agreement also requires certain mandatory prepayments of principal whereby the borrowers must prepay outstanding loans, subject to certain exceptions, which include, among other things:

•

(i) 75% of excess cash flow on a semi-annual basis if the total leverage ratio is greater than 1.5:1.0, (ii) 50% of excess cash flow on a semi-annual basis if the total leverage ratio is greater than 1.0:1.0 but less than or equal to 1.5:1.0 and (iii) 25% of excess cash flow on an annual basis if the secured leverage ratio is less than or equal to 1.0:1.0., which amounts will be reduced by any voluntary prepayments of principal made in the applicable period;

•

100% of the net proceeds of certain asset sales or other dispositions of property of Global or any of its restricted subsidiaries, subject to customary rights to reinvest the proceeds within six months; and

•	100% of the net cash proceeds of incurrence of certain debt by Global or any of its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Amended Credit Agreement.

As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019. No mandatory prepayments were required for fiscal 2019 or 2018.

On June 2, 2017, SMART Global Holdings contributed to Global $61.0 million from the proceeds of the IPO closed in May 2017. Global in turn used the proceeds to pay down the original term loans under the Original Credit Agreement, as required under the ARCA, which resulted in a $6.7 million loss on early repayment of long-term debt. As of August 9, 2017, prior to the one year anniversary of the ARCA, the Credit Group entered into the Amended Credit Agreement with new term loans in the aggregate principal amount of $165 million with different lenders. The proceeds from the Amended Credit Agreement were used to fully repay and refinance the term loans under the ARCA in the principal amount of $151.0 million, which resulted in a write off of $15.2 million of original issue discount and debt issuance costs as an extinguishment loss.

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

As of August 30, 2019 and August 31, 2018, the outstanding principal balance of all term loans under the Amended Credit Agreement was $208.5 million and there were no outstanding revolving loans. The fair value of the term loans as of August 30, 2019 and August 31, 2018 was estimated to be approximately $210.6 million and $207.5 million, respectively.

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

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES (such loan the BNDES 2013 Credit Agreement). Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $13.4 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. SMART Brazil’s obligations under the BNDES 2013 Credit Agreement were guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement. The committed amount was R$6.0 million (or $1.6 million), which is shown on the Company’s consolidated balance sheets as restricted cash in other noncurrent assets as of August 31, 2018.

Approximately half of the available debt under the BNDES 2013 Credit Agreement accrues interest at a fixed rate while the other half accrues interest at a floating rate. The facility under the BNDES 2013 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment paid on July 15, 2019.

As of August 30, 2019, SMART Brazil had no outstanding debt under the BNDES 2013 Credit Agreement. As of August 31, 2018, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$12.9 million (or $3.4 million), of which R$6.3 million (or $1.7 million) accrues interest at the fixed rate of 3.5% and R$6.6 million (or $1.7 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $14.0 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

Prior to July 2018, SMART Brazil’s obligations under the BNDES 2014 Credit Agreement were also guaranteed by Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil in favor of Itaú Bank and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 30.31% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2014 Credit Agreement, or approximately R$16.0 million (or $4.3 million) of required cash balances, which is shown on the Company’s consolidated balance sheets as restricted cash in other noncurrent assets as of August 31, 2018.

In July 2018, SMART Brazil entered into guarantee arrangements with Banco Votorantim S.A. which bank in turn replaced the guarantees of the BNDES Credit Agreements previously issued by Itaú Bank.  As a result, the guarantees with Itaú Bank were cancelled and Itaú Bank returned R$22.0 million (or $5.9 million) of committed balances to SMART Brazil in the first quarter of fiscal 2019. As such, the Company no longer has any restricted cash on its consolidated balance sheets as of August 30, 2019.

The available debt under the BNDES 2014 Credit Agreement accrues interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal payment being due on July 15, 2020.

As of August 30, 2019 and August 31, 2018, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was R$13.2 million (or $3.5 million) and R$26.4 million (or $7.0 million), respectively.

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

The future minimum principal payments under the Amended Credit Agreement and the BNDES 2014 Agreement as of August 30, 2019 are (in thousands):

	Amended
	Credit
	Agreement	BNDES	Total
Fiscal year ending August:
2020	$22,500	$3,506	$26,006
2021	22,500	—	22,500
2022	163,500	—	163,500
	$208,500	$3,506	$212,006

Management Agreement

In connection with the Amended and Restated Transaction and Management Fee Agreement (the Management Agreement), management advisory fees consisting of quarterly fees plus out-of-pocket expenses, were payable by us to Silver Lake Management Company III, L.L.C. and Silver Lake Management Company Sumeru, L.L.C., affiliates of Silver Lake, or the Managers. Under the Management Agreement, we recorded quarterly fees of $1.0 million plus out-of-pocket expenses. The Management Agreement was terminated upon the completion of our IPO on May 23, 2017. As of August 30, 2019, there are no amounts due and payable under the Management Agreement.

Off-Balance Sheet Arrangements

As of August 30, 2019 and August 31, 2018, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

We believe the following critical accounting policies are the most significant to the presentation of our financial statements and they at times require the most difficult, subjective and complex estimates.

Revenue Recognition

The Company’s revenues include products and services. The Company’s product revenues are predominantly derived from the sale of memory modules, flash memory cards, compute products and storage products, which the Company designs and manufactures. The Company’s service revenues are derived from procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Also, a small portion of the Company’s product sales include extended warranty and on-site services, subscriptions to the Company’s high performance computing environment, professional services, software and related support.

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

For services provided to the customers over a period of time, such revenues are recognized over time in line with when the customer receives and consumes the benefit of the services. Extended warranty and on-site services, hardware support, software support, and subscription revenue for access to the Company’s high performance computing environment is deferred and recognized ratably over the contractual period as the Company transfers control as it satisfies its performance obligations over time as the services are rendered.  These services contracts are typically one to three years in length. Subscription revenue for certain customers is recognized based on the contractual fee to use the high-performance-computing environment.  Professional consulting services revenue is recognized as the service is performed and the customer obtains control and benefits from the services as they are performed over the period.  The methods of recognizing revenue for each of these products and services were selected because they reflect a faithful depiction of the transfer of control.

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

Contract Costs

As a practical expedient, the Company recognizes the incremental costs of obtaining a contract, specifically commission expenses that have an amortization period of less than twelve months, as an expense when incurred. Additionally, the Company has adopted an accounting policy to recognize shipping and handling costs that occur after control transfers, if any, to the customer as a fulfillment activity. The Company records shipping and handling costs related to revenue transactions within cost of sales as a period cost.

Gross Billings and Net Sales

The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018(2)	2017(2)
Service revenue, net	$42,527	$42,978	$36,843
Cost of purchased materials - service (1)	946,303	1,013,393	864,256
Gross billings for services	988,830	1,056,371	901,099
Product net sales	1,169,472	1,245,843	724,448
Gross billings to customers	$2,158,302	$2,302,214	$1,625,547
Product net sales	$1,169,472	$1,245,843	$724,448
Service revenue, net	42,527	42,978	36,843
Net sales	$1,211,999	$1,288,821	$761,291

(1)	Represents material procurement costs of products provided as an agent reported on a net basis.
(2)	Amounts for fiscal 2018 and 2017 are accounted for under ASC 605 (refer to Note 1(u)).

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product family. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. We adjust the carrying values to approximate the lower of our manufacturing cost or net realizable value. Inventory cost is determined on a specific identification basis and includes material, labor and manufacturing overhead. From time to time, our customers may request that we purchase and maintain significant inventory of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase or subsequent to purchase. Inventory levels may fluctuate based on inventory held under service arrangements. Our provisions for excess and obsolete inventory are also impacted by our arrangements with our customers and/or suppliers, including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers or suppliers are unwilling or unable to comply with any arrangements related to their purchase or sale of inventory, additional provisions may be required and would have a negative impact on our gross margins in that period. We have had material inventory write-downs in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs, and we may be required to do so from time to time in the future. Our inventory write-downs were $9.0 million, $5.2 million and $2.8 million for fiscal 2019, 2018 and 2017, respectively.

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

The calculation of our tax liabilities involves accounting for uncertainties in the application of complex tax rules, regulations and practices. We recognize benefits for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition of a benefit (or the absence of a liability) by determining if the weight of available evidence indicates that it is more likely than not that the position taken will be sustained upon audit, including resolution of related appeals or litigation processes, if any. If it is not, in our judgment, more likely than not that the position will be sustained, then we do not recognize any benefit for the position. If it is more likely than not that the position will be sustained, a second step in the process is required to estimate how much of the benefit we will ultimately receive. This second step requires that we estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts. We reevaluate these uncertain tax positions on a quarterly basis. The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $1.6 million as of August 30, 2019. This evaluation is based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, new facts, correspondence with tax authorities during the course of an audit, effective settlement of audit issues and commencement of new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Share-Based Compensation

We recognize compensation costs related to share-based awards granted to employees based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value of options, and the resulting share-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of the share-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes model requires the use of subjective and highly complex assumptions which determine the fair value of share-based option awards. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies. The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the historical exercise patterns. The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the end of the quarter in which the option was granted.

We used the following assumptions to value options granted under the SGH Plan during fiscal 2019, 2018 and 2017:

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Stock options:
Expected term (years)	6.25	6.25	6.25
Expected volatility	41.68% - 48.15%	39.00% - 46.27%	45.88% - 55.75%
Risk-free interest rate	1.42% - 2.88%	2.15% - 2.82%	1.89% - 2.03%
Expected dividends	—	—	—

The following table sets forth our total share-based compensation expense during fiscal 2019, 2018 and 2017 (in thousands):

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Share-based compensation expense by category (in thousands):
Cost of sales	$2,485	$1,335	$636
Research and development	2,654	1,460	655
Selling, general and administrative	13,060	7,763	4,073
Total	$18,199	$10,558	$5,364

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

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the reais. Approximately 44%, 62% and 52% of our net sales during fiscal 2019, 2018 and 2017, respectively, originated in reais. We present our combined financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our combined financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our consolidated statement of operations is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated statement of operations is also impacted by foreign currency gains and losses recorded in Other Income (Expense) arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During fiscal 2019, 2018 and 2017, we recorded ($3.1) million, ($13.2) million, and $0.3 million, respectively, of foreign exchange gains (losses).

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term and short-term debt, including the $208.5 million aggregate balance under the term loan under the Amended Credit Agreement as of August 30, 2019. Although we did not have any revolving balances outstanding as of August 30, 2019, the revolving facility under the Amended Credit Agreement provides for borrowings of up to $50 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the Amended Credit Agreement is fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $2.6 million per year.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that as of August 30, 2019, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of August 30, 2019.

In July 2019, we completed the acquisitions of SMART Embedded Computing and SMART Wireless Computing. For further discussion of these acquisitions, refer to Item 8: “Financial Statements, Note 2: Business Combinations.” The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude these companies from our assessment as of August 30, 2019. These acquisitions constituted, in aggregate, 4% and 1% of our consolidated total assets and net sales as of and for the year ended August 30, 2019, respectively.

The effectiveness of our internal control over financial reporting as of August 30, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of SMART Global Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SMART Global Holdings, Inc. and subsidiaries (the “Company”) as of August 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 30, 2019 of the Company and our report dated November 6, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers, as amended (Topic 606).

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of three acquisitions that were completed during the year ended August 30, 2019, which constitute, in aggregate, 4% of assets and 1% of net sales of the consolidated financial statement amounts as of and for the year ended August 30, 2019. Accordingly, our audit did not include the internal control over financial reporting of three acquisitions.

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

November 6, 2019

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 30, 2019.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 30, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 30, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 30, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 30, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of SMART Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SMART Global Holdings, Inc. and subsidiaries (the "Company") as of August 30, 2019 and August 31, 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit), and cash flows for each of the three years in the period ended August 30, 2019, and the related notes, (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 30, 2019 and August 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 6, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in the year ended August 30, 2019 due to the adoption of Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers, as amended (Topic 606) using the modified retrospective approach.

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

November 6, 2019

We have served as the Company's auditor since 2014.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	August 30,	August 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$98,139	$31,375
Accounts receivable, net of allowances of $184 and $225 as of August 30, 2019 and August 31, 2018, respectively	217,433	237,212
Inventories	118,738	221,419
Prepaid expenses and other current assets	37,950	32,043
Total current assets	472,260	522,049
Property and equipment, net	68,345	56,615
Other noncurrent assets	12,784	22,449
Intangible assets, net	69,325	26,255
Goodwill	81,423	45,394
Total assets	$704,137	$672,762
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$164,866	$223,186
Accrued liabilities	48,980	45,190
Current portion of long-term debt	24,054	27,409
Total current liabilities	237,900	295,785
Long-term debt	182,450	184,190
Other long-term liabilities	10,327	5,659
Total liabilities	$430,677	$485,634
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 23,617 and 22,480 as of August 30, 2019 and August 31, 2018, respectively	712	678
Additional paid-in capital	285,994	250,191
Accumulated other comprehensive loss	(177,866)	(175,995)
Retained earnings	164,620	112,254
Total shareholders’ equity	273,460	187,128
Total liabilities and shareholders’ equity	$704,137	$672,762

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Net sales (1)	$1,211,999	$1,288,821	$761,291
Cost of sales	974,472	997,235	599,041
Gross profit	237,527	291,586	162,250
Operating expenses:
Research and development	47,920	39,824	38,160
Selling, general, and administrative	103,226	84,541	66,759
Change in estimated fair value of acquisition-related contingent consideration	(2,700)	(3,000)	—
Management advisory fees	—	—	3,000
Restructuring charge	—	—	457
Total operating expenses	148,446	121,365	108,376
Income from operations	89,081	170,221	53,874
Interest expense, net	(20,716)	(19,144)	(29,204)
Other expense, net	(2,161)	(13,299)	(22,551)
Total other expense	(22,877)	(32,443)	(51,755)
Income before income taxes	66,204	137,778	2,119
Provision for income taxes	14,872	18,315	9,914
Net income (loss)	$51,332	$119,463	$(7,795)
Earnings per share:
Basic	$2.24	$5.42	$(0.49)
Diluted	$2.19	$5.17	$(0.49)
Shares used in computing earnings per share:
Basic	22,959	22,051	15,785
Diluted	23,468	23,119	15,785

(1)	Includes sales to affiliates of $117,403, $133,552 and $73,455 in fiscal 2019, 2018 and 2017, respectively (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Net income (loss)	$51,332	$119,463	$(7,795)
Other comprehensive income (loss):
Foreign currency translation	(1,871)	(32,785)	4,313
Comprehensive income (loss)	$49,461	$86,678	$(3,482)

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Statements of Shareholders’ Equity (Deficit)

(Dollars and shares in thousands)

				Accumulated	Retained
			Additional	other	earnings	Total
	Ordinary shares		paid-in	comprehensive	(accumulated	shareholders’
	Shares	Amount	capital	loss	deficit)	equity (deficit)
Balances as of August 26, 2016	13,869	416	145,284	(147,523)	586	(1,237)
Share-based compensation expense	—	—	5,364	—	—	5,364
Issuance of ordinary shares from exercises	152	4	402	—	—	406
Issuance of ordinary shares from release of restricted stock units (RSUs)	117	4	(4)	—	—	—
Withholding tax on RSUs	(46)	—	(763)	—	—	(763)
Issuance of ordinary shares from initial public offering (IPO), net of issuance costs	6,095	183	60,584	—	—	60,767
Issuance of ordinary shares from exercise of warrants	1,537	46	(46)	—	—	—
Surrendered shares	(58)	—	—	—	—	—
Warrants issued in connection with debt	—	—	21,341	—	—	21,341
Foreign currency translation	—	—	—	4,313	—	4,313
Net loss	—	—	—	—	(7,795)	(7,795)
Balances as of August 25, 2017	21,666	653	232,162	(143,210)	(7,209)	82,396
Share-based compensation expense	—	—	10,558	—	—	10,558
Issuance of ordinary shares from exercises	702	22	7,474	—	—	7,496
Issuance of ordinary shares from release of RSUs	112	3	(3)	—	—	—
Foreign currency translation	—	—	—	(32,785)	—	(32,785)
Net income	—	—	—	—	119,463	119,463
Balances as of August 31, 2018	22,480	678	250,191	(175,995)	112,254	187,128
Share-based compensation expense	—	—	18,199	—	—	18,199
Issuance of ordinary shares from exercises	413	13	5,057	—	—	5,070
Issuance of ordinary shares in connection with acquisition	383	11	9,156	—	—	9,167
Share consideration holdback in connection with acquisition	—	—	1,618	—	—	1,618
Issuance of ordinary shares from release of RSUs	249	7	(7)	—	—	—
Withholding tax on RSUs	(18)	—	(520)	—	—	(520)
Issuance of ordinary shares from employee share purchase plan (ESPP)	110	3	2,300	—	—	2,303
Effect of adopting ASC 606	—	—	—	—	1,034	1,034
Foreign currency translation	—	—	—	(1,871)	—	(1,871)
Net income	—	—	—	—	51,332	51,332
Balances as of August 30, 2019	23,617	$712	$285,994	$(177,866)	$164,620	$273,460

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$51,332	$119,463	$(7,795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,206	26,182	33,238
Share-based compensation	18,199	10,558	5,364
Provision for doubtful accounts receivable	(90)	(86)	(51)
Deferred income tax benefit	(719)	(2,820)	(2,389)
Loss on disposal of property and equipment	77	691	352
Loss on extinguishment of debt	—	—	16,580
Loss on early repayment of debt	—	—	6,744
Amortization of debt discounts and issuance costs	2,803	2,972	8,231
Write-off of other assets	—	250	—
Change in fair value of contingent consideration	(2,700)	(3,000)	—
Changes in operating assets and liabilities:
Accounts receivable	35,240	(55,297)	(40,426)
Inventories	102,083	(42,435)	(21,851)
Prepaid expenses and other assets	(1,606)	(8,736)	(58)
Accounts payable	(64,569)	17,548	(10,608)
Accrued expenses and other liabilities	401	2,617	11,736
Net cash provided by (used in) operating activities	169,657	67,907	(933)
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(33,433)	(25,738)	(18,678)
Proceeds from sale of property and equipment	81	305	651
Acquisition of business, net of cash acquired	(76,088)	(42,316)	—
Net cash used in investing activities	(109,440)	(67,749)	(18,027)
Cash flows from financing activities:
Long-term debt payments	(6,753)	(24,269)	(19,698)
Proceeds from borrowings under revolving line of credit	254,500	429,395	457,750
Repayments of borrowings under revolving line of credit	(254,500)	(461,684)	(457,750)
Proceeds from issuance of ordinary shares from share option exercises	5,070	7,496	406
Tax payments due upon issuance of ordinary shares for release of RSUs	(520)	—	(763)
Proceeds from issuance of ordinary shares from ESPP	2,303	—	—
Issuance of ordinary shares from IPO, net of underwriting commissions	—	—	63,507
Payment of costs related to IPO	—	(1,591)	(1,149)
Proceeds from issuance of long-term debt, net of costs paid	—	59,365	156,962
Fees paid for revolving line of credit financing	—	(768)	(3,167)
Payment for extinguishment of long-term debt	—	—	(151,946)
Early debt payment for long-term debt	—	—	(61,127)
Net cash provided by (used in) financing activities	100	7,944	(16,975)
Effect of exchange rate changes on cash, cash equivalents and restricted cash*	588	(331)	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash*	60,905	7,771	(35,963)
Cash, cash equivalents and restricted cash at beginning of period*	37,234	29,463	65,426
Cash, cash equivalents and restricted cash at end of period*	$98,139	$37,234	$29,463
Supplemental disclosures of cash flow information:
Cash paid during the year:
Cash paid for interest	$20,648	$15,291	$21,458
Cash paid for income taxes, net of refunds	15,306	21,832	8,095
Noncash activities information:
Capital expenditures included in accounts payable at period end	1,437	724	153
Fair value of ordinary shares issued and holdback in connection with acquisition	10,785	—	—
Acquisition consideration held back to satisfy potential indemnification claims	1,676	3,479	—
Fair value of contingent consideration for acquisition of business	2,700	3,000	—
Fair value of warrants issued	—	—	21,341
IPO costs included in accounts payable and accrued liabilities at period end	—	—	1,591
Unpaid debt fees related to term loan and revolver	—	178	768

*	Cash balance was adjusted to include restricted cash upon adoption of ASU 2016-18 in fiscal 2019 (see Note 1(u)).

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

August 30, 2019, August 31, 2018 and August 25, 2017

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

The Company, through its subsidiaries, are leading designers and manufacturers of electronic products focused on memory and computing technology areas. The Company specializes in application specific product development and support for customers in enterprise, government and OEM markets. Customers rely on SMART as a strategic supplier with top tier customer service, product quality, and technical support with engineering, sales, manufacturing, supply chain and logistics capabilities worldwide. The Company targets customers in markets such as communications, storage, networking, mobile, industrial automation, industrial internet of things, government, military, edge computing and high performance computing.  The Company operates in three primary product areas: Specialty Memory, Brazil and Specialty Compute and Storage Solutions.

SMART Global Holding is domiciled in the Cayman Islands and has U.S. headquarters in Newark, California. The Company has operations in the United States, Brazil, Malaysia, Taiwan, Hong Kong, Scotland, Singapore, India, Netherlands and South Korea.

(b)	Basis of Presentation

The accompanying consolidated financial statements comprise SMART Global Holdings and its wholly owned subsidiaries. Intercompany transactions have been eliminated in the consolidated financial statements.

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. Fiscal 2019, 2018 and 2017 ended on August 30, 2019, August 31, 2018 and August 25, 2017, respectively, and included 52, 53 and 52 weeks, respectively.

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

The Company’s revenues include products and services. The Company’s product revenues are predominantly derived from the sale of memory modules, flash memory cards, compute products and storage products, which the Company designs and manufactures. The Company’s service revenues are derived from procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. Also, a small portion of the Company’s product sales include extended warranty and on-site services, subscriptions to the Company’s high performance computing environment, professional services, software and related support.

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

For services provided to the customers over a period of time, such revenues are recognized over time in line with when the customer receives and consumes the benefit of the services. Extended warranty and on-site services, hardware support, software support, and subscription revenue for access to the Company’s high performance computing environment is deferred and recognized ratably over the contractual period as the Company transfers control as it satisfies its performance obligations over time as the services are rendered.  These services contracts are typically one to three years in length. Subscription revenue for certain customers is recognized based on the contractual fee to use the high-performance-computing environment.  Professional consulting services revenue is recognized as the service is performed and the customer obtains control and benefits from the services as they are performed over the period.  The methods of recognizing revenue for each of these products and services were selected because they reflect a faithful depiction of the transfer of control.

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

Contract Costs

As a practical expedient, the Company recognizes the incremental costs of obtaining a contract, specifically commission expenses that have an amortization period of less than twelve months, as an expense when incurred. Additionally, the Company has adopted an accounting policy to recognize shipping and handling costs that occur after control transfers, if any, to the customer as a fulfillment activity. The Company records shipping and handling costs related to revenue transactions within cost of sales as a period cost.

Gross Billings and Net Sales

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018 (2)	2017 (2)
Service revenue, net	$42,527	$42,978	$36,843
Cost of purchased materials - service (1)	946,303	1,013,393	864,256
Gross billings for services	988,830	1,056,371	901,099
Product net sales	1,169,472	1,245,843	724,448
Gross billings to customers	$2,158,302	$2,302,214	$1,625,547
Product net sales	$1,169,472	$1,245,843	$724,448
Service revenue, net	42,527	42,978	36,843
Net sales	$1,211,999	$1,288,821	$761,291

(1)	Represents material procurement costs of products provided as an agent reported on a net basis.
(2)	Amounts for fiscal 2018 and 2017 are accounted for under ASC 605 (refer to Note 1(u)).

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

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract assets represent amounts recognized as revenue for which the Company does not have the unconditional right to consideration. All contract assets represent amounts related to invoices expected to be issued during the next 12-month period and are recorded as prepaid expenses and other current assets. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and are allocated between accrued liabilities and other long-term liabilities on our consolidated balance sheet based on the timing of when the customer takes control of the asset or receives the benefit of the service. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. Changes in the accounts receivable, contract assets and the deferred revenues balances during the year ended August 30, 2019 are as follows (in thousands):

	August 30,	September 1,
	2019	2018	$ Change
Accounts receivable	$217,433	$240,098	$(22,665)
Contract assets	$4,606	$1,136	$3,470
Deferred revenue	$24,219	$11,750	$12,469

The increase in contract assets from $1.1 million at September 1, 2018 to $4.6 million as of August 30, 2019 was primarily driven by the recognition of revenue that had not yet been billed. The increase in deferred revenue from $11.8 million to $24.2 million was due to additional funds collected for hosting and support contracts signed during the year in which billing occurred in advance of revenue recognition. During fiscal 2019, $6.8 million of revenue recognized was included in the deferred revenue balance at the beginning of the period, which was offset by additional deferrals during the period.

Disaggregation of Revenue

The Company disaggregates revenue by source of revenue and geography; no other level of disaggregation is required considering the type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels. The revenue by geography is disclosed in Note 11, and revenue by source is as follows (in thousands):

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Brazil	$536,495	$797,849	$398,175
Specialty Memory	458,946	438,446	363,116
Specialty Compute and Storage Solutions	216,558	52,526	—
Total net sales	$1,211,999	$1,288,821	$761,291

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

Remaining performance obligations represent contracted revenue related to support services that have not yet been recognized. The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

August 30, 2019
Within 1 year	$16,680
2-3 years	7,104
Thereafter	435
$24,219

(e)	Cash and Cash Equivalents

All highly liquid investments with maturities of 90 days or less from original dates of purchase are carried at cost, which approximates fair value, and are considered to be cash equivalents. Cash and cash equivalents include cash on hand, cash deposited in checking and saving accounts, money market accounts and securities with maturities of less than 90 days at the time of purchase.  Due to the adoption of ASU 2016-18 in fiscal 2019, the presentation of the Statement of Cash Flows has been updated with the inclusion of restricted cash – refer to Note 1(u) for details.

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

The changes in the accounts receivable allowances and sales returns during fiscal 2019, 2018 and 2017 are as follows (in thousands):

Total
Balance as of August 26, 2016	$228
Charged to costs and other	652
Deductions	(566)
Balance as of August 25, 2017	314
Charged to costs and other	220
Additions from business acquisition (see Note 2)	82
Deductions	(391)
Balance as of August 31, 2018	225
Changes to costs and other	1,091
Additions from business acquisitions (see Note 2)	50
Deductions	(1,182)
Balance as of August 30, 2019	$184

(g)	Derivative Financial Instrument

The Company records the assets or liabilities associated with derivative instruments at fair value based on Level 2 inputs in prepaid expenses and other current assets or accrued liabilities, respectively, in the consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 4 for further details.

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

As of August 30, 2019, the total ICMS tax credits reported on the Company’s accompanying consolidated balance sheet are R$32.3 million (or $8.6 million), of which (i) R$7.2 million (or $1.9 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$23.2 million (or $6.2 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$1.9 million (or $0.5 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.6 million or $0.2 million), and other noncurrent assets (R$1.3 million or $0.3 million). As of August 31, 2018, the total ICMS tax credits reported on the Company’s accompanying consolidated balance sheet are R$45.3 million (or $12.1 million), of which (i) R$16.6 million (or $4.4 million) are fully vested ICMS credits, classified as prepaid and other current assets, and R$25.4 million (or $6.8 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$ 3.3 million (or $ 0.9 are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.6 million or $0.2 million), and other noncurrent assets (R$2.7 million or $0.7 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2020 through fiscal 2022. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.
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

In the first quarter of fiscal 2019, the Company sold R$17.7 million (or $4.5 million) of its ICMS credits that had been approved to be sold in December 2017. The payments are to be received in 22 installments starting in the second quarter of fiscal 2019 through fiscal 2020. The Company received a total of R$10.0 million (or $2.7 million) of the monthly installments during fiscal 2019.

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

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. As of August 30, 2019 and August 31, 2018, the carrying value of goodwill on the Company’s consolidated balance sheet was $81.4 million and $45.4 million, respectively.

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

All of the $81.4 million carrying value of goodwill on the Company’s consolidated balance sheet as of August 30, 2019 is associated with the Company’s three reporting units (Specialty Memory, Brazil and Specialty Compute and Storage Solutions). No impairment of goodwill was recognized through August 30, 2019.

The changes in the carrying amount of goodwill during fiscal 2019 and 2018 are as follows (in thousands):

Balance as of August 25, 2017	$46,022
Addition from business acquisition (see Note 2)	4,575
Translation adjustments	(5,203)
Balance as of August 31, 2018	45,394
Provisional adjustments from business acquisition (See Note 2)	671
Additions from business acquisitions (see Note 2)	35,428
Translation adjustments	(70)
Balance as of August 30, 2019	$81,423

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of August 30, 2019 and August 31, 2018 (dollars in thousands):

		August 30, 2019			August 31, 2018
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	4-7	$52,300	$(3,755)	$48,545	$37,187	$(22,968)	$14,219
Trademarks/tradename	5-7	13,100	(2,172)	10,928	12,200	(400)	11,800
Technology	4	10,350	(498)	9,852	5,150	(4,914)	236
Backlog	< 1	400	(400)	—	400	(400)	—
Total		$76,150	$(6,825)	$69,325	$54,937	$(28,682)	$26,255

Amortization expense related to intangible assets totaled approximately $5.6 million, $6.1 million and $11.9 million in fiscal 2019, 2018 and 2017, respectively. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Amortization of intangible assets classification (in thousands):
Cost of sales	$566	$7	$—
Research and development	—	987	4,897
Selling, general and administrative	5,048	5,136	7,042
Total	$5,614	$6,130	$11,939

Estimated amortization expense of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Amount
Fiscal year ending August:
2020	$13,654
2021	13,654
2022	13,639
2023	12,879
2024	9,092
2025 and thereafter	6,407
Total	$69,325

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized in fiscal 2019, 2018 and 2017.

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

In fiscal 2019, 2018 and 2017, the Company recorded ($3.1) million, ($13.2) million and $0.3 million, respectively, of foreign exchange gains (losses) primarily related to its Brazilian operating subsidiaries.

(q)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their statement of operations all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Share-based compensation expense by category (in thousands):
Cost of sales	$2,485	$1,335	$636
Research and development	2,654	1,460	655
Selling, general and administrative	13,060	7,763	4,073
Total	$18,199	$10,558	$5,364

(r)	Loss Contingencies

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

The Company relies on four suppliers for the majority of its raw materials. At August 30, 2019 and August 31, 2018, the Company owed these four suppliers $110.9 million and $141.8 million, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases from these suppliers in fiscal 2019, 2018 and 2017 were $1.3 billion, $1.5 billion and $1.0 billion, respectively.

(u)	New Accounting Pronouncements

In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-16, Derivatives and Hedging (Topic 815) Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard amends ASC 815, Derivatives and Hedges, and permits the SOFR OIS rate as an approved rate to be used in valuing derivative instruments. ASU 2018-16 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, on a prospective basis. The Company will not adopt this standard before the fiscal year in which it becomes effective. Based on derivative instruments held as of August 30, 2019, this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018. The SEC staff subsequently indicated that it would not object if a filer’s first presentation of changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the final rule’s effective date. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a consolidated income statement is required to be filed. The Company implemented this requirement as of the second quarter of fiscal 2019.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income. The new guidance allows companies to reclassify standard tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election.  The Company is required to adopt the guidance in the first quarter of fiscal 2020. Early adoption is permitted; however, the Company has elected to not early adopt this guidance. The Company is currently evaluating the timing and the impact of these amendments to its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the inclusion and presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. The Company adopted ASU 2016-18 in fiscal 2019 on a retrospective basis.

The following table provides a reconciliation of cash and cash equivalents as previously reported within the Consolidated Statements of Cash Flows to cash, cash equivalents and restricted cash as currently reported in the Consolidated Statements of Cash Flows (in thousands):

	August 31, 2018	August 25, 2017
Cash, cash equivalents as previously reported in the Consolidated Statements of Cash Flows	$31,375	$22,436
Restricted cash (Other noncurrent assets)	5,859	7,027
Cash, cash equivalents as currently reported in the Consolidated Statements of Cash Flows	$37,234	$29,463

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning on August 31, 2019 and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  In July 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, Leases, which permits an entity to elect an additional transition method to the existing modified retrospective transition requirements. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with the previous lease guidance in ASC Topic 840. The Company intends to adopt the new standard using this optional transition method with the recognition of both a right-of-use asset of approximately $20.0 million to $24.0 million and a corresponding lease liability of approximately of $23.0 million to $27.0 million on the balance sheet upon adoption.  No impact on the net income is expected.

In May 2014, the FASB issued a new standard, ASU No. 2014-09, Revenue from Contracts with Customers, as amended, which supersedes nearly all existing revenue recognition guidance. The FASB has issued several amendments to the new standard, including clarification on identifying performance obligations. The amendments include ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations, which was issued in March 2016, and clarifies the implementation guidance for principal versus agent considerations in ASU 2014-09. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. The new standard is effective for annual reporting periods beginning after December 15, 2017. The Company adopted the new standard effective September 1, 2018 using the modified retrospective approach applied to all contracts that are not completed contracts at the date of initial adoption (i.e. September 1, 2018).

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

The following tables summarize the impacts of ASC 606 adoption on the Company's consolidated financial statements as of and fiscal year end of August 30, 2019 (in thousands).

Selected Consolidated Balance Sheet Line Items:

	As of August 30, 2019
	As Reported	Adjustment	Balances Without Adoption
Accounts receivable	$217,433	$(8,383)	$209,050
Inventories	$118,738	$6,411	$125,149
Prepaid expenses and other current assets	$37,950	$(4,606)	$33,344
Accrued liabilities	$48,980	$123	$49,103
Retained earnings	$164,620	$(6,701)	$157,919

Selected Consolidated Statement of Operations Line Items:

	Fiscal Year Ended August 30, 2019
	As Reported	Adjustment	Balances Without Adoption
Net sales	$1,211,999	$(9,125)	$1,202,874
Cost of sales	$974,472	$(3,423)	$971,049
Gross profit	$237,527	$(5,702)	$231,825
Provision for income taxes	$14,872	$(35)	$14,837
Net income	$51,332	$(5,667)	$45,665

Selected Consolidated Statement of Cash Flows Line Items:

	Fiscal Year Ended August 30, 2019
	As Reported	Adjustment	Balances Without Adoption
Net income	$51,332	$(5,667)	$45,665
Adjustment to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities
Accounts receivable	$35,240	$5,497	$40,737
Inventories	$102,083	$(3,422)	$98,661
Prepaid expenses and other assets	$(1,606)	$3,469	$1,863
Accrued expenses and other liabilities	$401	$123	$524
Net cash provided by operating activities	$169,657	$—	$169,657

(v)	Restructuring Expense

In fiscal 2017 the Company had multiple reductions-in-force in order to streamline operations and achieve operating efficiencies. During fiscal 2017, the Company recorded restructuring costs of $0.5 million for severance, severance-related benefits and building-related charges, of which $0.1 million was remaining to be paid as of August 25, 2017. The reductions-in-force were completed by the end of the period.

(2)	Business Acquisitions

Fiscal Year 2019

SMART Embedded Computing, Inc. (SMART EC)

On July 8, 2019, SMART Global Holdings entered into a Stock Purchase Agreement (the Artesyn SPA), by and among SMART Global Holdings, Artesyn Embedded Computing, Inc., a Wisconsin corporation (AEC), Pontus Intermediate Holdings II, LLC, a Delaware limited liability company, and Pontus Holdings LLC, a Delaware limited liability company. Pursuant to the Artesyn SPA, on July 8, 2019, the Company agreed to purchase all of the shares of AEC, a private company based in Tempe, Arizona and Artesyn Netherlands B.V., a company with limited liability organized under the laws of the Netherlands (AEC and Artesyn Netherlands B.V., collectively Artesyn), both entities being subsidiaries of Artesyn Embedded Technologies, Inc. SMART Global Holdings through one or more subsidiaries, paid the Artesyn equityholders a base purchase price of approximately $75 million at closing using cash on hand. Pursuant to the Artesyn SPA, the former equityholders of Artesyn are also entitled to earn-out  payments of up to $10 million based on Artesyn’s achievement of specific gross revenue levels through December 31, 2019 plus additional earn-out payments of $0.10 for each dollar of gross revenue through December 31, 2019 over an agreed upon achievement level. The earn-out is payable, at the option of the Company, in either cash or ordinary shares of SMART Global Holdings. SMART Global Holdings deposited $0.8 million of the purchase price into escrow as security for sellers’ indemnification obligations during the escrow period of one year. The Company changed the name of AEC to SMART Embedded Computing, Inc., or SMART EC.

Under the acquisition method of accounting, the assets acquired and liabilities assumed of SMART EC were recorded as of the acquisition date at their respective fair values. The reported consolidated financial condition after completion of the acquisition reflects these fair values. SMART EC’s results of operations are included in the consolidated financial statements from the date of acquisition.

The initial fair value of contingent consideration was estimated at the date of acquisition to be $2.7 million, which was recorded as a current liability. The Company determined the fair value of the obligations to pay contingent consideration using a real options technique which incorporates various estimates, including projected gross revenue for the period, a volatility factor applied to gross revenue based on year-on-year growth in gross revenue of comparable companies, discount rates and the estimated amount of time until final payment is made. This fair value measurement is based on significant inputs not observable in the market, which ASU 820-10-35 refers to as Level 3 inputs. The resulting probability-weighted cash flows were discounted using the Company’s estimated cost of debt of 8.50% derived from the Company’s interest rates from the existing line of credit (2.75% plus US Prime Rate) and its term loan (6.25% plus 3-month LIBOR).

Subsequent to the acquisition date, the Company adjusted the contingent consideration to its current fair value with such changes recognized in income from operations. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the gross revenue target. As of August 30, 2019, the fair value of the contingent consideration was $0.

A reconciliation of net cash exchanged in accordance with the Artesyn SPA to the total purchase price as of the closing date of the transaction, July 8, 2019, is presented below (in thousands):

Net cash for merger	$74,358
Cash and cash equivalents acquired	37
Upfront payment in accordance with agreement	74,395
Post-closing adjustments in accordance with agreement	558
Total consideration	74,953
Estimated fair value of contingent consideration	2,700
Total purchase price	$77,653

The total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed. The assets acquired and liabilities assumed at the acquisition date are based upon their respective fair values summarized below (in thousands):

Tangible assets acquired	$16,482
Liabilities assumed	(7,840)
Identifiable intangible assets	41,900
Goodwill	27,111
Total net assets acquired	$77,653

Asset categories acquired included working capital, fixed assets, and identified intangible assets. The intangible assets are as follows (in thousands):

	Amount	Estimated Useful Life (in years)
Customer relationships	$31,800	4-6 years
Technology	10,100	4 years
	$41,900

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the SMART EC acquisition has been recorded as a noncurrent asset and is not amortized but is subject to an annual review for impairment. Factors that contributed to the recognition of goodwill include the broader reach and capabilities of the Company into new technologies, markets and channels that leverage its existing products and services. SMART EC brings an outstanding customer base, solid products and strong supplier relationships to the Company in the defense, industrial IoT (IIoT), edge computing, and communications OEM markets. SMART EC will have substantially improved access to capital to drive additional investment in, and further development and growth of its products and services.

Due to the timing of acquisition, the total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed based on a preliminary valuation analysis. These preliminary values may change in future reporting periods upon finalization of the valuation and net working capital adjustment, which will occur no later than the fourth quarter of fiscal 2020. During fiscal 2019 the Company incurred certain costs related to the acquisition, which are included in selling, general and administrative expense in the consolidated statement of operations. Acquisition-related costs include the following (in thousands).

August 30, 2019
Professional fees	$1,045

The revenue and net income earned by SMART EC following the acquisition are not material to the Company’s consolidated results of operations.

SMART Wireless Computing, Inc. (SMART Wireless)

On July 9, 2019, SMART Global Holdings entered into an Agreement and Plan of Merger (the Inforce Merger Agreement), by and among SMART Global Holdings, Thor Acquisition Sub I, Inc., a California corporation and a wholly-owned indirect subsidiary of the SMART Global Holdings (Merger Sub I), Thor Acquisition Sub II, Inc., a Delaware corporation and a wholly-owned indirect subsidiary of the SMART Global Holdings (Merger Sub II), and Inforce Computing, Inc., a California corporation (Former Inforce). Pursuant to the Inforce Merger Agreement, on July 9, 2019, Merger Sub I was merged with and into Former Inforce, with Former Inforce continuing as the surviving corporation (the First Merger) and, immediately following the effectiveness of the First Merger, the surviving corporation of the First Merger was merged with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned indirect subsidiary of SMART Global Holdings (the Inforce Merger). SMART Global Holdings through one or more subsidiaries, paid the Former Inforce equityholders approximately $14.6 million including amounts paid at closing composed of $3.2 million in cash and 382,788 of ordinary shares of SMART Global Holdings valued at $9.1 million, and amounts retained by the Company as security for the sellers’ indemnification obligations as well as any post-closing adjustments to the purchase price (the Holdback) composed of $0.7 million in cash and 67,550 of ordinary shares of SMART Global Holdings valued at $1.6 million. The Company changed the name of Inforce Computing to SMART Wireless Computing, Inc., or SMART Wireless.

Under the acquisition method of accounting, the assets acquired and liabilities assumed of SMART Wireless were recorded as of the acquisition date at their respective fair values. The reported consolidated financial condition after completion of the acquisition reflects these fair values. SMART Wireless’ results of operations are included in the consolidated financial statements from the date of acquisition.

A reconciliation of net cash exchanged in accordance with the Inforce Merger Agreement to the total purchase price as of the closing date of the transaction, July 9, 2019, is presented below (in thousands):

Net cash for merger	$1,581
Cash and cash equivalents acquired	1,576
Upfront cash payment	3,157
Upfront shares issued	9,167
Upfront consideration in accordance with agreement	12,324
Purchase price holdback - cash due to pre-closing holders	413
Purchase price holdback - shares due to pre-closing holders	1,618
Post-closing adjustments in accordance with agreement (as of August 30, 2019)	285
Total purchase price	$14,640

The total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed. The assets acquired and liabilities assumed at the acquisition date are based upon their respective fair values summarized below (in thousands):

Tangible assets acquired	$5,266
Liabilities assumed	(5,643)
Identifiable intangible assets	6,700
Goodwill	8,317
Total net assets acquired	$14,640

Asset categories acquired included working capital, fixed assets, and identified intangible assets. The intangible assets are as follows (in thousands):

	Amount	Estimated Useful Life (in years)
Customer relationships	$5,800	5 years
Technology	900	5 years
	$6,700

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the SMART Wireless acquisition has been recorded as a noncurrent asset and is not amortized, but is subject to an annual review for impairment. Factors that contributed to the recognition of goodwill include the broader reach and capabilities of the Company into new technologies, markets and channels that leverage its existing products and services. SMART Wireless is a fast growing developer of high-performance production-ready ARM ISA-based embedded computing platforms for IoT applications enabling the next generation of connected devices. SMART Wireless brings an outstanding customer base, solid products and strong supplier relationships to the Company in the medical imaging, video conferencing, AR/VR computing, IIoT, commercial drones and robotics markets. SMART Wireless will have substantially improved access to capital to drive additional investment in, and further development and growth of its products and services.

Due to the timing of acquisition, the total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed based on a preliminary valuation analysis. These preliminary values may change in future reporting periods upon finalization of the valuation of net working capital adjustment, which will occur no later than the fourth quarter of fiscal 2020. During fiscal 2019 the Company incurred certain costs related to the acquisition, which are included in selling, general and administrative expense in the consolidated statement of operations. Merger-related costs include the following (in thousands):

August 30, 2019
Professional fees	$462

The revenue and net income earned by SMART Wireless following the acquisition are not material to the Company’s consolidated results of operations.

Premiere Logistics

In February 2019, the Company acquired all of the outstanding shares of Premiere Customs Brokers, Inc. and Premiere Logistics, Inc., both privately-held California corporations (collectively Premiere Logistics). The primary purpose of this acquisition is to provide the Company with cost savings solutions in support of its own freight and logistics requirements. In connection with the acquisition, the Company paid upfront cash consideration of $0.2 million.

The assets acquired and liabilities assumed at the acquisition date are based on their respective fair values summarized below (in thousands):

Tangible assets acquired	$277
Liabilities assumed	(168)
Identifiable intangible assets	83
Total net assets acquired	$192

Results of operations of the businesses acquired have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The revenue and net income earned by the businesses acquired following the acquisition are not material to our consolidated results of operations.

No pro forma financial information is presented for any of the acquisitions in fiscal 2019 as the impact is not material, individually or in the aggregate, to the Company’s consolidated statements of operations.

Fiscal Year 2018

Penguin Computing

On June 8, 2018, SMART Global Holdings entered into an Agreement and Plan of Merger (the Penguin Merger Agreement), by and among SMART Global Holdings, Glacier Acquisition Sub, Inc., a Delaware corporation and a wholly-owned indirect subsidiary of the SMART Global Holdings (Merger Sub), Penguin Computing, Inc., a California corporation (Penguin) and Fortis Advisors LLC, a Delaware limited liability company, solely in its capacity as the representative of the holders of the securities of Penguin. Pursuant to the Penguin Merger Agreement, on June 8, 2018, Merger Sub was merged with and into Penguin, with Penguin surviving as a wholly-owned indirect subsidiary of SMART Global Holdings (the Penguin Merger). SMART Global Holdings through one or more subsidiaries, paid the Penguin equityholders approximately $45 million at closing and assumed approximately $32.3 million of Penguin’s outstanding indebtedness. SMART Global Holdings financed the acquisition with net proceeds of $60.0 million from the Incremental Amendment. Pursuant to the Penguin Merger Agreement, the former equityholders of Penguin are also entitled to potential cash earn-out payments, up to $25.0 million based on Penguin’s achievement of specified gross profit levels through December 31, 2018. No earn-out amounts were achieved.

At the closing of the Penguin Merger, SMART Global Holdings deposited $6.0 million of the purchase price into escrow as security for Penguin’s indemnification obligations during the escrow period of one year. SMART Global Holdings also deposited $2.0 million of the purchase price into escrow as security for customary post-closing adjustments to the purchase price. SMART Global Holdings notified the sellers of various disputes with respect to the closing balance sheet and other indemnity claims aggregating $4.9 million. While the escrow claims have not been resolved, on July 23, 2019, the parties agreed to release $3.2 million of these funds to the former equityholders and $1.8 million of the escrow funds to SMART Global Holdings.  The balance of $3.0 million remains in escrow.

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

The initial fair value of contingent consideration was estimated at the date of acquisition to be $3.0 million, which was recorded as a current liability. The Company determined the fair value of the obligations to pay contingent consideration using a real options technique which incorporates various estimates, including projected gross profit for the period, a volatility factor applied to gross profit based on year-on-year growth in gross profit of comparable companies, discount rates and the estimated amount of time until final payment would have been made. This fair value measurement was based on significant inputs not observable in the market, which ASU 820-10-35 refers to as Level 3 inputs. The resulting probability-weighted cash flows were discounted using the US Information Technology B Corporate Bond Yields of 4.06%, which is representative of a market participant assumption.

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

A reconciliation of net cash exchanged in accordance with the purchase agreement to the total purchase price as of the closing date of the merger, June 8, 2018, is presented below (dollars in thousands):

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

The total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed. The assets acquired and liabilities assumed at the acquisition date are based upon their respective fair values summarized below (in thousands):

	Previous Reported	Purchase Price Allocation Measurement period adjustment	As Adjusted
Tangible assets acquired	$84,707	$(671)	$84,036
Liabilities assumed	(72,226)	—	(72,226)
Identifiable intangible assets	27,550	—	27,550
Goodwill	4,575	671	5,246
Total net assets acquired	$44,606	$—	$44,606

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

During fiscal 2018, the Company incurred certain costs related to the merger, which are included in selling, general and administrative expense on the statement of operations. Merger-related costs include the following (in thousands):

August 31, 2018
Professional fees	$2,496
Employee retention bonuses	1,181
$3,677

For the period of June 8, 2018 (date of acquisition) to August 31, 2018, total revenues and net loss for Penguin amounted to $52.5 million and $0.7 million, respectively.

Unaudited Pro Forma Information

The results of operations related to the Penguin acquisition have been included in our consolidated income statements from the acquisition date. The following unaudited pro forma financial information presents our combined results of operations as if the acquisition of Penguin and entering into the Incremental Amendment had occurred on August 27, 2016. The unaudited pro forma financial information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisition been completed on August 27, 2016. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company. The actual results may differ significantly from the pro forma results presented here due to many factors.

(In thousands, except per share data)	Fiscal 2018	Fiscal 2017
Total net sales	$1,437,963	$909,022
Net income (loss)	$116,787	$(14,268)
Earnings per share:
Basic	$5.30	$(0.90)
Diluted	$5.05	$(0.90)

The unaudited pro forma financial information above reflects the following material adjustments:

•	Incremental amortization expense related to the estimated fair value of identifiable intangible assets from the purchase price allocation.
•	Incremental interest expense and amortization of debt issuance costs related to our Incremental Amendment.
•	The adjustments to income tax expense as a result of the consolidation and pro forma adjustments.

(3)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Affiliates:
Net sales	$117,403	$133,552	$73,455
Expenses:
Management advisory fees	$—	$—	$3,000

As of August 30, 2019 and August 31, 2018, amounts due from these affiliates were $8.2 million and $11.7 million, respectively.

Management advisory fees represent fees paid to entities affiliated with Silver Lake pursuant to a management agreement that was terminated upon closing of the Company’s initial public offering on May 23, 2017 (the IPO). There was no balance due under this agreement as of August 30, 2019 and August 31, 2018.

On July 9, 2019, SMART Wireless became a wholly-owned subsidiary of the Company (see Note 2).  Included in the selling shareholders of this acquisition were the Company’s CEO and two members of the Company’s Board of Directors, who became entitled to receive in the aggregate 397,407 in SGH common shares valued at $9.5 million (consisting of 337,692 shares issued upon closing and 59,715 shares that are subject to the Holdback).

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

Foreign exchange forward contracts outstanding at August 30, 2019 are not designated as hedging instruments for hedge accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated forward contracts are reported in other income, net in the consolidated income statements. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income, net.

As of August 30, 2019, the Company’s non-designated forward contacts resulted in a $36 thousand derivative asset and $0.2 million derivative liability. For fiscal 2019, the Company recognized realized losses in the amount of $2.6 million, and net unrealized losses on the change in the fair value of the non-designated forward contracts in the amount of $0.1 million.

(5)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	August 30,	August 31,
	2019	2018
Raw materials	$67,629	$105,017
Work in process	10,546	35,977
Finished goods	40,563	80,425
Total inventories*	$118,738	$221,419

*	As of August 30, 2019 and August 31, 2018, 25% and 22%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	August 30,	August 31,
	2019	2018
Unbilled service receivables	$9,665	$5,361
Contract assets*	4,606	—
Prepaid R&D expenses	3,949	2,590
Indemnification claims receivable**	3,044	8,000
Prepaid income taxes	2,555	1,697
Prepaid ICMS taxes in Brazil***	2,140	4,593
Prepayment for VAT and other transaction taxes	963	2,557
Other prepaid expenses and other current assets	11,028	7,245
Total prepaid expenses and other current assets	$37,950	$32,043

*	See Note 1(d).
**	See Note 2.
***	See Note 1(i).

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	August 30,	August 31,
	2019	2018
Office furniture, software, computers and equipment	$21,476	$21,267
Manufacturing equipment	124,706	97,192
Leasehold improvements*	29,255	24,011
	175,437	142,470
Less accumulated depreciation and amortization	107,092	85,855
Net property and equipment	$68,345	$56,615

*	Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment was approximately $23.6 million, $20.0 million and $21.3 million in fiscal 2019, 2018 and 2017, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	August 30,	August 31,
	2019	2018
Prepaid ICMS taxes in Brazil*	$6,513	$7,483
Deferred tax assets	1,933	2,430
Prepaid R&D expense	1,584	2,218
Revolver debt fees	431	1,383
Tax receivable	233	1,237
Restricted cash**	—	5,859
Other	2,090	1,839
Total other noncurrent assets	$12,784	$22,449

*	See Note 1(i).
**	See Note 7 and 1(u).

Accrued Liabilities

Accrued liabilities consisted of (in thousands):

	August 30,	August 31,
	2019	2018
Deferred revenue	$16,680	$8,292
Accrued employee compensation	15,424	19,501
VAT and other transaction taxes payable	3,009	3,037
Customer deposits	2,683	1,334
Accrued warranty reserve	1,770	856
Indemnification claims liability*	1,369	4,521
Income taxes payable	1,151	2,242
Other accrued liabilities	6,894	5,407
Total accrued liabilities	$48,980	$45,190

*	See Note 2.

(6)	Income Taxes

Income before provision for income taxes for all annual periods presented consisted of the following (in thousands):

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
U.S.	$4,279	$(7,918)	$(8,352)
Non-U.S.	61,925	145,696	10,471
Total	$66,204	$137,778	$2,119

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Current:
Federal	$(163)	$—	$(79)
State	120	19	(461)
Other foreign	15,633	21,688	12,616
	15,590	21,707	12,076
Deferred:
Federal and state	(1,216)	(1,661)	—
Other foreign	498	(1,731)	(2,162)
	(718)	(3,392)	(2,162)
Total income tax provision	$14,872	$18,315	$9,914

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

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Statutory tax benefit rate	21.0%	25.8%	35.0%
Foreign income taxes at different rates	1.3	(16.2)	312.1
State income tax, net of federal tax benefit	3.6	3.5	(23.8)
Tax on uncertain tax positions	0.1	—	21.8
Change in valuation allowance	(3.0)	(9.7)	68.1
Non-deductible expenses	(0.8)	(1.4)	56.0
Change in U.S. federal tax rate	—	11.4	—
Other - net	0.3	(0.1)	(1.5)
Effective income tax rate	22.5%	13.3%	467.7%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	August 30,	August 31,
	2019	2018
Deferred tax assets:
Accruals and allowances	$6,861	$4,002
Share-based compensation	6,864	5,155
Research and other tax credits carryforwards	6,213	1,625
Property and equipment	89	721
Net operating loss carryforwards	28,296	29,563
Deferred tax assets	48,323	41,066
Valuation allowance	(36,722)	(32,497)
Deferred tax assets after valuation allowance	11,601	8,569
Deferred tax liabilities:
Purchase accounting intangibles	(9,964)	(6,432)
Net deferred tax liabilities	(9,964)	(6,432)
Net deferred tax assets	$1,637	$2,137

The Company records its deferred tax assets within other long term assets on the consolidated balance sheets as of August 30, 2019 and August 31, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (P.L. 115-97) (TCJA) was signed into law.  Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax asset during the year ended August 31, 2018. The Company reduced the value of its net deferred tax asset of approximately $15.7 million, which was offset by the change in valuation allowance of $15.7 million. TCJA also repealed the corporate AMT for tax years beginning after December 31, 2017, and provides that existing AMT credit carryovers are refundable in tax years beginning after December 31, 2017. The Company has approximately $0.3 million of AMT credit carryovers that are expected to be fully refunded between 2019 and 2022. This amount is recorded as a long term tax receivable within other long term assets on the consolidated balance sheet as of August 30, 2019.

In connection with the Company's acquisition of SMART Wireless during fiscal 2019, deferred tax liabilities were established on the acquired identifiable intangible assets. These deferred tax liabilities exceeded the acquired deferred tax assets by $1.2 million and created additional sources of income to realize a tax benefit for the Company's deferred tax assets. As such, authoritative guidance requires the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition be recorded in the acquiring company's financial statements outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company's deferred tax assets was released and resulted in an income tax benefit of $1.2 million.

As of August 30, 2019, the Company had U.S. federal and state net operating loss carryforwards of approximately $114.8 million and $44.4 million, respectively. The federal net operating loss carryforwards will expire in fiscal 2023 through fiscal 2038, if not utilized, and the state net operating loss carryforwards will expire in fiscal 2020 through fiscal 2038, both in varying amounts. In addition, the Company has U.S. federal and state tax credit carryforwards of approximately $5.9 million and $0.4 million, respectively. These federal and state carryforwards are subject to an annual limitation, under the provisions of Section 382 of the Internal Revenue Code of 1986. Section 382 provides an annual limitation on net operating loss carryforwards following an ownership change. Any unused annual limitation is carried forward and added to the limitation in the subsequent year. In addition to other potential limitations, approximately $12.8 million and $1.4 million of acquired federal and state loss carryovers and $5.3 million and $0.4 million of acquired federal and state credit carryovers are subject to these limitations.  The Company has foreign net operating loss carryforwards of approximately $16.3 million and will expire 2020 through fiscal 2025.

The valuation allowance on deferred tax assets, primarily related to U.S. net operating loss carry forwards and tax credit carryforwards and Netherlands net operating loss carryforwards, was $36.7 million and $32.5 million as of August 30, 2019 and August 31, 2018, respectively. The increase in valuation allowance of $4.2 million is primarily attributable to the valuation allowance on foreign losses acquired from the SMART EC acquisition in fiscal 2019. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support the realization of such deferred tax assets.

Provisions have been made for deferred income taxes on undistributed earnings of foreign subsidiaries to the extent that dividend payments by such foreign subsidiaries are expected to result in additional tax liability. The undistributed foreign earnings of approximately $137.1 million would not be included in U.S. taxable income because the U.S. subsidiaries are not direct or indirect shareholders of these foreign subsidiaries. The Company, a Cayman Islands entity, is the indirect holding company for which the Cayman Islands do not assess income taxes. The undistributed foreign earnings would incur an insignificant amount of foreign country withholding taxes if it were to be distributed to the Company due to foreign tax laws and rulings.

The Company’s Malaysia subsidiary, SMART Modular Technologies Sdn. Bhd. (SMART Malaysia), has been approved for tax holidays for the operations of its Pioneer business and Global Supply Chain (GSC) business. The Pioneer tax holiday commenced on January 1, 2014 and will expire on December 31, 2019. The GSC tax holiday commenced on September 1, 2013 and expired on August 31, 2019.  New Pioneer and GSC tax holidays were effective beginning September 1, 2018 for up to ten years. The Malaysian tax holidays are subject to certain conditions, with which SMART Malaysia has complied for all applicable periods in fiscal 2019, 2018 and 2017. The net impact of these tax holidays in Malaysia, as compared to the Malaysia statutory tax rate, and was to decrease income tax expense by approximately $4.9 million ($0.21 per share), $9.1 million ($0.39 per share) and $6.1 million ($0.39 per share) in fiscal 2019, 2018 and 2017, respectively.

Effective February 1, 2011, SMART Brazil began to participate in PADIS. This program is specifically designed to promote the development of the local semiconductor industry. The Brazilian government has approved multiple applications for different products by SMART Brazil for certain beneficial tax treatment under the PADIS incentive. This beneficial tax treatment includes a reduction in the Brazil statutory income tax rate from 34% to 9% on taxable income for the Brazilian semiconductor operations of SMART Brazil. The net impact of the PADIS beneficial tax treatment, as compared to the Brazilian statutory tax rate, was to decrease income tax expense by approximately $11.4 million ($0.49 per share), $30.5 million ($1.32 per share) and $10.4 million ($0.66 per share) for fiscal 2019, 2018 and 2017, respectively. In order to receive the expected benefits, SMART Brazil is required to invest 5% of its net semiconductor sales in research and development (R&D) activities each calendar year, which is the measurement period. In May 2014, the R&D investment requirement was reduced to 3% for calendar years 2014 and 2015. SMART Brazil fulfilled this R&D investment requirement in calendar years 2017 and 2018 and expects to fulfill this R&D requirement in calendar year 2019.

The total gross amount of unrecognized tax benefits was approximately $15.0 million and $16.5 million as of August 30, 2019 and August 31, 2018, respectively. The Company records interest and penalties on unrecognized tax benefits as income tax expense. The balance of accrued interest and penalties on unrecognized tax benefits was $1.6 million and $1.5 million as of both August 30, 2019 and August 31, 2018. As of August 30, 2019, changes to the Company’s uncertain tax positions in the next twelve months that are reasonably possible are not expected to have a significant impact on our financial position or results of operations.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

	August 30,	August 31,
	2019	2018
Unrecognized tax benefits, beginning of period	$16,514	$15,715
Tax positions taken in prior periods:
Gross increases	1,410	329
Gross decreases	(3,802)	—
Tax positions taken in current period:
Gross increases	915	489
Settlements	—	(19)
Unrecognized tax benefits, end of period	$15,037	$16,514

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized is $1.6 million and $1.6 million for fiscal 2019 and 2018, respectively.

The Company’s U.S. subsidiaries file federal and state income/franchise tax returns in the United States. The tax periods ended August 2013 through August 2018 remain open to federal income tax examination. Generally, in the major state jurisdictions, the tax periods ended August 2012 through August 2018 remain open to state income/franchise tax examination. In addition, any prior year that generated a net operating loss or tax credit carryforward available for use in the taxable periods ending after August 2012 and August 2011 for federal and state income/franchise taxes, respectively, remains open to income tax examination to the extent of such net operating loss carryforward.

The Company’s non-U.S. subsidiaries file income tax returns in various non-U.S. jurisdictions, including Malaysia, Brazil, Luxembourg, United Kingdom, Hong Kong, South Korea, Taiwan, Singapore and Italy. The years that are open for examination by the tax authorities of these jurisdictions vary by country. The earliest year open for examination is the fiscal year ended 2003 in the U.S. and the fiscal year ended August 2010 for any non-U.S. subsidiary.

(7)	Long-Term Debt

Amended Credit Agreement

On August 9, 2017, SMART Worldwide, SMART Modular Technologies (Global), Inc. (Global), and SMART Modular Technologies, Inc. (SMART Modular) entered into a Second Amended and Restated Credit Agreement (together with all related loan documents, as amended from time to time including as amended by the Incremental Amendment as defined below, the Amended Credit Agreement) with certain lenders which amended and restated that certain Amended and Restated Credit Agreement dated as of November 5, 2016 (the ARCA), which had amended and restated that certain Credit Agreement dated as of August 26, 2011 (the Original Credit Agreement). The Company’s subsidiaries named as borrowers in the Amended Credit Agreement and certain other subsidiaries that entered into a guarantee with respect to the Amended Credit Agreement including Penguin, SMART EC and SMART Wireless, are collectively referred to as the Loan Parties and together with SMART Modular Technologies Sdn. Bhd. (SMART Malaysia), the Credit Group. The Amended Credit Agreement provides for $165 million of initial term loans (the Initial Term Loans) with a maturity date of August 9, 2022, and $50 million of revolving loans with a maturity date of February 9, 2021 (the Initial Revolver Maturity Date) which revolving loan maturity date automatically extends to February 9, 2022 if the total leverage ratio of the Credit Group is less than 3.0:1.0 on the Initial Revolver Maturity Date. SMART Global Holding is not a party to the Amended Credit Agreement.

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

The Amended Credit Agreement is jointly and severally guaranteed on a senior basis by certain subsidiaries of Global (excluding, among other subsidiaries, SMART Malaysia). In addition, the Amended Credit Agreement is secured by a pledge of the capital stock of, or equity interests in, most of the subsidiaries of SMART Worldwide (including, without limitation, SMART Malaysia, Penguin, SMART EC and SMART Wireless) and by substantially all of the assets of the subsidiaries of SMART Worldwide, excluding the assets of SMART Malaysia and certain other subsidiaries.

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

Interest and Interest Rates. Loans under the Amended Credit Agreement accrue interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings is 6.25% and with respect to base rate borrowings is 5.25%. The interest rate on the Initial Term Loans was 8.43%, 8.6% and 7.57% as of August 30, 2019, August 31, 2018 and August 25, 2017, respectively. The interest rate on the Incremental Term Loans was 8.71% and 8.58% as of August 30, 2019 and August 31, 2018, respectively.

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

Principal Payments. The Amended Credit Agreement requires quarterly repayments of principal under the Initial Term Loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter and, commencing on November 30, 2018, quarterly repayments of principal under the Incremental Term Loans equal to 2.5% of $60 million, or $1.5 million per fiscal quarter.  As a result of the Second Amendment, the borrowers were granted a holiday in fiscal 2019 from the obligation to make quarterly repayments of principal under the Initial Term Loans and the Incremental Term Loans.  During fiscal 2019 and 2018, the borrowers made scheduled principal payments of $0 million and $16.5 million, respectively.

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

The Amended Credit Agreement also requires certain mandatory prepayments of principal whereby the borrowers must prepay outstanding loans, subject to certain exceptions, which include, among other things:

•

(i) 75% of excess cash flow on a semi-annual basis if the total leverage ratio is greater than 1.5:1.0, (ii) 50% of excess cash flow on a semi-annual basis if the total leverage ratio is greater than 1.0:1.0 but less than or equal to 1.5:1.0 and (iii) 25% of excess cash flow on an annual basis if the secured leverage ratio is less than or equal to 1.0:1.0., which amounts will be reduced by any voluntary prepayments of principal made in the applicable period;

•

100% of the net proceeds of certain asset sales or other dispositions of property of Global or any of its restricted subsidiaries, subject to customary rights to reinvest the proceeds within six months; and

•	100% of the net cash proceeds of incurrence of certain debt by Global or any of its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the Amended Credit Agreement.

As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019. No mandatory prepayments were required for fiscal 2019 or 2018.

On June 2, 2017, SMART Global Holdings contributed to Global $61.0 million from the proceeds of the IPO closed in May 2017. Global in turn used the proceeds to pay down the original term loans under the Original Credit Agreement, as required under the ARCA, which resulted in a $6.7 million loss on early repayment of long-term debt. As of August 9, 2017, prior to the one year anniversary of the ARCA, the Credit Group entered into the Amended Credit Agreement with new term loans in the aggregate principal amount of $165 million with different lenders. The proceeds from the Amended Credit Agreement were used to fully repay and refinance the term loans under the ARCA in the principal amount of $151.0 million, which resulted in a write off of $15.2 million of original issue discount and debt issuance costs as an extinguishment loss.

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

As of August 30, 2019 and August 31, 2018, the outstanding principal balance of all term loans under the Amended Credit Agreement was $208.5 million and there were no outstanding revolving loans. The fair value of the term loans as of August 30, 2019 and August 31, 2018 was estimated to be approximately $210.6 million and $207.5 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

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

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES (such loan the BNDES 2013 Credit Agreement). Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $13.4 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. SMART Brazil’s obligations under the BNDES 2013 Credit Agreement were guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement. The committed amount was R$6.0 million (or $1.6 million), which is shown on the Company’s consolidated balance sheets as restricted cash in other noncurrent assets as of August 31, 2018.

Approximately half of the available debt under the BNDES 2013 Credit Agreement accrues interest at a fixed rate while the other half accrues interest at a floating rate. The facility under the BNDES 2013 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment paid on July 15, 2019.

As of August 30, 2019, SMART Brazil had no outstanding debt under the BNDES 2013 Credit Agreement. As of August 31, 2018, SMART Brazil’s outstanding debt under the BNDES 2013 Credit Agreement was R$12.9 million (or $3.4 million), of which R$6.3 million (or $1.7 million) accrues interest at the fixed rate of 3.5% and R$6.6 million (or $1.7 million) of the debt accrues interest at the floating rate of 0.5% above the TJLP rate published by the Central Bank of Brazil, or BZTJLP (5.0%), combined corresponding to an overall effective interest rate of 5.5% per annum.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $14.0 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

Prior to July 2018, SMART Brazil’s obligations under the BNDES 2014 Credit Agreement were also guaranteed by Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil in favor of Itaú Bank and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 30.31% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2014 Credit Agreement, or approximately R$16.0 million (or $4.3 million) of required cash balances, which is shown on the Company’s consolidated balance sheets as restricted cash in other noncurrent assets as of August 31, 2018.

In July 2018, SMART Brazil entered into guarantee arrangements with Banco Votorantim S.A. which bank in turn replaced the guarantees of the BNDES Credit Agreements previously issued by Itaú Bank.  As a result, the guarantees with Itaú Bank were cancelled and Itaú Bank returned R$22.0 million (or $5.9 million) of committed balances to SMART Brazil in the first quarter of fiscal 2019. As such, the Company no longer has any restricted cash on its consolidated balance sheets as of August 30, 2019.

The available debt under the BNDES 2014 Credit Agreement accrues interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal payment being due on July 15, 2020.

As of August 30, 2019 and August 31, 2018, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was R$13.2 million (or $3.5 million) and R$26.4 million (or $7.0 million), respectively.

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

The fair value of amounts outstanding under the BNDES Agreements as of August 30, 2019 and August 31, 2018 was estimated to be approximately $3.3 million and $9.4 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

The Amended Credit agreement and the BNDES Agreements are classified as follows in the accompanying consolidating balance sheets (in thousands):

	August 30,	August 31,
	2019	2018
Term loan	$208,500	$208,500
BNDES 2013 principal balance	—	3,422
BNDES 2014 principal balance	3,506	7,030
Unamortized debt discount	(1,885)	(2,520)
Unamortized debt issuance costs	(3,617)	(4,833)
Net amount	206,504	211,599
Current portion of long-term debt	(24,054)	(27,409)
Long-term debt	$182,450	$184,190

The future minimum principal payments under the Amended Credit Agreement and the BNDES 2014 Agreement as of August 30, 2019 are (in thousands):

	Amended
	Credit
	Agreement	BNDES	TOTAL
Fiscal year ending August:
2020	$22,500	$3,506	$26,006
2021	22,500	—	22,500
2022	163,500	—	163,500
Total	$208,500	$3,506	$212,006

(8)	Financial Instruments

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

•

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets and liabilities. The Company’s Level 2 liabilities include the term loans under the Amended Credit Agreement and the BNDES Credit Agreements that are classified as long-term debt and derivative financial instruments.

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 liabilities include the contingent considerations related to the SMART EC and Penguin acquisitions (see Note 2), which had a fair value of $0 as of August 30, 2019 and August 31, 2018, respectively.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of August 30, 2019:
Assets
Cash and cash equivalents	$98.1	$—	$—	$98.1
Total assets measured at fair value	$98.1	$—	$—	$98.1
Liabilities
Term loans(1)	$—	$210.6	$—	$210.6
BNDES Credit Agreement(2)	—	3.3	—	3.3
Derivative financial instruments(3)	—	0.2	—	0.2
Acquisition-related contingent consideration	—	—	—	—
Total liabilities measured at fair value	$—	$214.1	$—	$214.1
Balances as of August 31, 2018:
Assets
Cash and cash equivalents	$31.4	$—	$—	$31.4
Restricted cash(4)	5.9	—	—	5.9
Total assets measured at fair value	$37.3	$—	$—	$37.3
Liabilities
Term loans(1)	$—	$207.5	$—	$207.5
BNDES Credit Agreements (1)	—	9.4	—	9.4
Acquisition-related contingent consideration	—	—	—	—
Total liabilities measured at fair value	$—	$216.9	$—	$216.9

(1)	Included under long-term debt on the Company's consolidated balance sheets.
(2)	Included under current portion of long-term debt on the Company’s consolidated balance sheets.
(3)	Included in accrued liabilities on the Company's consolidated balance sheets - see Note 4.
(4)	Included in other noncurrent assets on the Company’s consolidated balance sheets – see Note 5.
(9)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which was amended and restated as of May 18, 2017 to be known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan. On January 29, 2019, the shareholders approved an amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (as amended, the SGH Plan) which amendment increased the reserve under the SGH Plan by 1,500,000 shares effective as of February 1, 2019. The SGH Plan provides for grants of equity awards to employees, directors and consultants of SMART Global Holdings and its subsidiaries. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date.  The options and RSUs generally vest over a four-year period beginning on the grant date and generally have a ten year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of August 30, 2019, there were 4,803,315 ordinary shares reserved for issuance under the SGH Plan, of which 1,427,339 ordinary shares were available for grant. As of August 31, 2018, there were 3,385,550 ordinary shares reserved for issuance under the SGH Plan, of which 251,965 ordinary shares were available for grant.

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

The following assumptions were used to value the Company’s stock options granted in the below fiscal years:

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Stock options:
Expected term (years)	6.25	6.25	6.25
Expected volatility	41.68% - 48.15%	39.00% - 46.27%	45.88% - 55.75%
Risk-free interest rate	1.42% - 2.88%	2.15% - 2.82%	1.89% - 2.03%
Expected dividends	—	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

		Weighted	Weighted
		average	average
		per share	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (years)	value
Options outstanding at August 26, 2016	1,528	$10.80	7.36	$2,373
Options granted	506	15.13
Options exercised	(152)	2.68
Options forfeited and cancelled	(94)	11.64
Options outstanding at August 25, 2017	1,788	$12.66	7.61	$11,174
Options granted	1,354	40.53
Options exercised	(700)	10.69
Options forfeited and cancelled	(28)	23.50
Options outstanding at August 31, 2018	2,414	$28.75	7.88	$20,459
Options granted	356	22.48
Options exercised	(413)	12.28
Options forfeited and cancelled	(59)	32.48
Options outstanding at August 30, 2019	2,298	$30.65	7.39	$10,916
Options exercisable at August 30, 2019	688	$23.85	6.83	$6,193
Options vested and expected to vest at August 30, 2019	2,298	$30.65	7.39	$10,916

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

The Black-Scholes weighted average fair value of options granted under the SGH Plan in fiscal 2019, 2018 and 2017 was $10.16, $18.18 and $7.14 per share, respectively. The total intrinsic value of employee stock options exercised in fiscal 2019, 2018 and 2017 was approximately $7.4 million, $19.5 million and $0.9 million, respectively. As of August 30, 2019, there was approximately $17.9 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 2.37 years. As of August 31, 2018, there was approximately $23.5 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 3.00 years.

SGH Plan—Restricted Stock Awards (RSAs), Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)

The fair value of RSUs is determined using the fair value of the Company’s common stock on the date of grant. A summary of the changes in RSAs, RSUs and PSUs outstanding under the SGH Plan is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
	Shares	per share	value
Awards outstanding at August 26, 2016	4	$26.97	$40
Awards granted	491	$7.75
Awards vested and paid out	(117)	7.99
Awards outstanding at August 25, 2017	378	$7.91	$6,956
Awards granted	465	38.39
Awards vested and paid out	(113)	8.03
Awards forfeited and cancelled	(10)	12.01
Awards outstanding at August 31, 2018	720	$27.50	$23,753
Awards granted	652	24.22
Awards vested and paid out	(249)	20.21
Awards forfeited and cancelled	(45)	31.69
Awards outstanding at August 30, 2019	1,078	$27.03	$30,632

In May 2019, the Company granted a performance-based restricted share unit award (PSU) which has both service and performance conditions. As of August 30, 2019, the Company has deemed it probable that the service condition will be met, and the attainment of the performance condition for this award is probable. As such, there was $0.8 million of share-based compensation expense recognized for this award in fiscal 2019.

The share-based compensation expense related to RSAs, RSUs and PSUs in fiscal 2019, 2018 and 2017 was approximately $7.9 million, $2.7 million and $1.0 million, respectively. The total fair value of shares vested in fiscal 2019, 2018, and 2017 was approximately $6.8 million, $4.0 million and $2.0 million, respectively. As of August 30, 2019, there was approximately $24.2 million of unrecognized compensation costs related to awards under the SGH Plan, which will be recognized over a weighted average period of 2.35 years.

Employee Stock Purchase Plan

In January 2018, the Company’s shareholders approved the SGH 2018 Employee Share Purchase Plan (the Purchase Plan) under which an aggregate of 650,000 of ordinary shares have been approved for issuance to eligible employees. The Purchase Plan generally permits employees to purchase ordinary shares at 85% of the lower of the fair market value of the ordinary shares at the beginning of the offering period or at the end of purchase period, which is generally six months. Rights to purchase ordinary shares are granted during the first and third quarter of each fiscal year.  The Purchase Plan terminates in January 2028. As of August 30, 2019, 109,910 ordinary shares have been purchased under the Purchase Plan and 540,090 ordinary shares are reserved for future purchases by eligible employees. As of August 31, 2018, the number of ordinary shares reserved for future purchases by eligible employees was 350,000.

Equity Rights and Restrictions

The holders of ordinary shares of SMART Global Holdings are entitled to such dividends and other distributions as may be declared by the board of directors of SMART Global Holdings from time-to-time, out of the funds of SMART Global Holdings lawfully available therefor.

Substantially all SMART Global Holdings shares owned by employees, by certain former lenders of the Company, and all shares underlying the SMART Global Holdings options, PSUs and RSUs are subject to either the Employee Investors Shareholders Agreement dated August 26, 2011 (the Employee Investors Shareholders Agreement), the Amended and Restated Investors Shareholders Agreement dated as of November 5, 2016 (as amended by Amendment No. 5, Amendment No. 4, Amendment No. 3, Amendment No. 2 and subsequent amendments, the Amended and Restated Investors Shareholders Agreement) and the Amended and Restated Sponsors Shareholders Agreement dated May 30 2017 (as amended, the Sponsor Shareholder Agreement; the Employee Investors Shareholders Agreement, the Amended and Restated Investors Shareholders Agreement and the Sponsor Shareholder Agreement are collectively referred to as the Shareholders Agreements). Under the terms of the Shareholders Agreements, such shares are subject to certain restrictions on sale and could become subject to lock-up restrictions in the event of any future registered public offerings by the Company.

(b)	Savings and Retirement Program

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company in fiscal 2019, 2018 and 2017 were approximately $2.0 million, $1.2 million and $1.1 million, respectively.

(10)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases in fiscal 2019, 2018 and 2017 was $5.0 million, $3.3 million and $2.9 million, respectively.

Future minimum lease payments under all leases as of August 30, 2019 are as follows (in thousands):

Amount
Fiscal year ending August:
2020	$6,327
2021	5,922
2022	3,795
2023	3,454
2024	3,326
Thereafter	19,303
Total	$42,127

(b)	Product Warranty and Indemnities

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Beginning accrued warranty reserve	$856	$275	$266
Additions from business acquisitions (see Note 2)	533	558	—
Provision for product warranties	1,914	612	412
Warranty claims	(1,533)	(589)	(403)
Ending accrued warranty reserve	$1,770	$856	$275

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

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117.0 million (or $31.1 million) (the First Assessment). The First Assessment was from the federal tax authorities of Brazil and related to four taxes in connection with the importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.6 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

In March 2012, SMART Brazil filed defenses to the First Assessment and the Second Assessment. On May 2, 2013, the first level administrative tax court issued a ruling in favor of the tax assessor and against SMART Brazil on the First Assessment. On May 31, 2013, SMART Brazil filed an appeal to the second level tax court known as CARF. The appeal was heard on November 26, 2013 and SMART Brazil received a unanimous favorable ruling rejecting the position of the tax authorities. Subsequently, the tax authorities filed a request for clarification and on September 17, 2014, SMART Brazil received a unanimous ruling rejecting the request from the tax authorities for clarification. On November 7, 2014, the tax authorities notified CARF that they would not be appealing the CARF decision, and the First Assessment has been extinguished. On February 6, 2018, the first level administrative court unanimously ruled in favor of SMART Brazil with respect to the Second Assessment. Due to the size of the Second Assessment, Brazil law required that the tax authorities appeal the decision to CARF. The appeal on the Second Assessment was heard on December 11, 2018 and SMART Brazil received a unanimous favorable ruling rejecting the position of the tax authorities. The tax authorities did not file any request for clarification or appeal and, as a result, the Second Assessment was extinguished in May 2019.

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

The amounts claimed by the tax authorities on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$5.6 million (or $1.5 million) as of August 30, 2019.

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

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, and property and equipment by geographic area is as follows (in thousands):

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Geographic Net Sales:
U.S.	$383,316	$203,410	$140,188
Brazil	536,510	798,257	398,385
Asia	214,530	227,216	174,644
Europe	42,497	30,137	26,293
Other Americas	35,146	29,801	21,781
Total	$1,211,999	$1,288,821	$761,291

	August 30,	August 31,
	2019	2018
Property and Equipment, Net:
U.S.	$8,801	$7,805
Brazil	49,221	41,611
Malaysia	8,186	4,749
Other	2,137	2,450
Total	$68,345	$56,615

(12)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Fiscal Year Ended
	August 30, 2019		August 31, 2018		August 25, 2017
	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales
Customer A	$219,677	18%	$434,438	34%	$146,478	19%
Customer B	162,273	13%	143,367	11%	82,285	11%
Customer C	139,349	11%	158,172	12%	116,821	15%
Customer D	—	—	128,848	10%	—	—
	$521,299	42%	$864,825	67%	$345,584	45%

As of August 30, 2019, three direct customers that represented less than 10% of net sales, Customers E, F and G, accounted for approximately 15%, 15% and 12% of accounts receivable, respectively. As of August 31, 2018, four direct customers that represented less than 10% of net sales, Customers E, F, G and H, accounted for approximately 15%, 19%, 17% and 11% of accounts receivable, respectively.

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

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Numerator:
Net income (loss)	$51,332	$119,463	$(7,795)
Denominator:
Weighted average shares outstanding:
Basic	22,959	22,051	15,785
Diluted	23,468	23,119	15,785
Earnings per share:
Basic	$2.24	$5.42	$(0.49)
Diluted	$2.19	$5.17	$(0.49)
Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	1,549	678	1,302

(14)	Other Expense, Net

The following table provides the detail of other expense, net as follows (in thousands):

	Fiscal Year Ended
	August 30,	August 31,	August 25,
	2019	2018	2017
Foreign currency gains (losses)	$(3,148)	$(13,227)	$286
Loss on extinguishment of debt	—	—	(16,580)
Loss on early repayment of debt	—	—	(6,744)
Other	987	(72)	487
Total other expense, net	$(2,161)	$(13,299)	$(22,551)

(15)	Selected Quarterly Information (Unaudited)

The following tables set forth certain data from the Company's consolidated statements of operations for each of the quarters in fiscal 2019 and 2018.

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

	Three Months Ended
	Aug 30, 2019	May 31, 2019	Mar 1, 2019	Nov 30, 2018	Aug 31, 2018	May 25, 2018	Feb 23, 2018	Nov 24, 2017
	(unaudited, in thousands except per share amounts)
Net sales	$278,400	$235,657	$304,063	$393,879	$373,970	$335,477	$313,965	$265,409
Gross profit	$52,292	$43,035	$57,131	$82,069	$82,679	$78,054	$73,017	$57,836
Income from operations	$11,432	$7,399	$22,451	$47,799	$44,981	$48,694	$45,078	$31,468
Net income	$5,625	$1,945	$12,786	$30,976	$29,718	$31,946	$36,794	$21,005
Earnings per share
Basic	$0.24	$0.08	$0.56	$1.37	$1.33	$1.44	$1.68	$0.97
Diluted	$0.24	$0.08	$0.55	$1.33	$1.28	$1.37	$1.60	$0.92
Shares used in per share calculation
Basic	23,366	23,005	22,872	22,595	22,383	22,206	21,915	21,673
Diluted	23,825	23,330	23,359	23,257	23,270	23,306	23,038	22,715

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of June 8, 2018, by and among SMART Global Holdings, Inc., Glacier Acquisition Sub, Inc., Penguin Computing, Inc. and Fortis Advisors LLC	8-K	001-38102	2.1	6/11/2018
2.2	Stock Purchase Agreement, dated as of July 8, 2019, by and among Artesyn Embedded Computing, Inc., Pontus Intermediate Holdings II, LLC, Pontus Holdings, LLC and SMART Global Holdings, Inc.	8-K	001-38102	2.1	7/12/2019
3.1	Amended and Restated Memorandum and Articles of Association of SMART Global Holdings, Inc.	10-Q	001-38102	3.1	6/29/2017
4.1	Amended and Restated Sponsor Shareholders Agreement, dated as of May 30, 2017, by and among the Issuer, SLP III Cayman, SLTI III Cayman, SLS Cayman, SLTI Sumeru Cayman, Mr. Ajay B. Shah, Krishnan-Shah Family Partners, L.P., Fund No. 1, Krishnan-Shah Family Partners, L.P., Fund No. 3, Krishnan-Shah Family Partners, L.P., Fund No. 4, and The Ajay B. Shah and Lata K. Shah 1996 Trust u/a/d 5/28/1996	10-Q	001-38102	4.1	6/29/2017
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

		S-1/A	333-217539	4.5	5/22/2017
4.5	Amendment No. 2 to Investors Shareholders Agreement, by and among SMART Global Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P. and Silver Lake Technology Investors Sumeru Cayman, L.P., the Management Investors and the Warrant Investors	10-Q	001-38102	4.2	6/29/2017
4.6	Amendment No. 3 to Investors Shareholders Agreement, by and among SMART Global Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P., and Silver Lake Technology Investors Sumeru Cayman, L.P., the Management Investors and the Warrant Investors	8-K	001-38102	4.1	10/23/2017
4.7	Amendment No. 4 to Investors Shareholders Agreement, by and among SMART Global Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P., and Silver Lake Technology Investors Sumeru Cayman, L.P., the Management Investors and the Warrant Investors	8-K	001-38102	4.1	2/2/2018

4.8	Amendment No. 5 to Investors Shareholders Agreement dated as of June 20, 2018, by and among SMART Global Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P., Silver Lake Technology Investors Sumeru Cayman, L.P., the Management Investors (as defined in the A&R Investors Shareholders Agreement) and the Warrant Investors.	10-Q	001-38102	10.1	6/21/2018
4.9	Description of Securities Registered Under Section 12 of the Exchange Act					X
10.1	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors	S-1/A	333-217539	10.1	5/11/2017
10.2	SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan	10-Q	001-38102	10.1	6/29/2017
10.3	Offer Letter by and between the Registrant and Ajay Shah, dated March 13, 2018	10-Q	001-38102	10.1	3/22/2018
10.4	Amended and Restated Employment Agreement between SMART Modular Technologies, Inc. and Jack Pacheco	10-Q	001-38102	10.2	3/22/2018
10.5	Employment Agreement, dated as of October 10, 2011, between SMART Modular Technologies, Inc. and Jack Pacheco	S-1	333-217539	10.4	4/28/2017
10.6	Severance and Change of Control Agreement, dated as of December 10, 2010, between SMART Modular Technologies (WWH), Inc. and Alan Marten	S-1	333-217539	10.5	4/28/2017
10.7	Severance and Change of Control Agreement, dated as of December 10, 2010, between SMART Modular Technologies (WWH), Inc. and Bruce Goldberg	S-1	333-217539	10.6	4/28/2017
10.8	Severance and Change of Control Agreement, dated as of December 10, 2010, between SMART Modular Technologies (WWH), Inc. and KiWan Kim	S-1	333-217539	10.7	4/28/2017
10.9	Credit Agreement, dated as of August 26, 2011, among SMART Modular Technologies (Global Memory Holdings), Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the Lender Parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	S-1	333-217539	10.8	4/28/2017
10.10	Amendment No. 1 to Credit Agreement, dated as of December 13, 2011, among SMART Modular Technologies (Global Memory Holdings), Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	S-1	333-217539	10.9	4/28/2017

10.11	First Refinancing Amendment to Credit Agreement, dated as of August 20, 2014, among SMART Modular Technologies (Global Holdings), Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the new revolving lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	S-1	333-217539	10.10	4/28/2017
10.12	Master Guarantee Agreement, dated as of August 26, 2011, among SMART Modular Technologies (Global Memory Holdings), Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the subsidiary guarantors identified therein and JPMorgan Chase Bank, N.A. as Administrative Agent	S-1	333-217539	10.11	4/28/2017
10.13	Collateral Agreement, dated as of August 26, 2011, among SMART Modular Technologies, Inc., the other grantors party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent	S-1	333-217539	10.12	4/28/2017
10.14	Amendment No. 2 to Credit Agreement, dated as of September 19, 2014, among SMART Modular Technologies (Global Holdings), Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the lenders party thereto and Barclays Bank PLC, as Administrative Agent	S-1/A	333-217539	10.13	5/11/2017
10.15	Amendment No. 3 to Credit Agreement, dated as of December 4, 2015, among SMART Worldwide Holdings, Inc., SMART Modular Technologies (Global), Inc., the revolving lenders party thereto and Barclays Bank PLC, as Administrative Agent	S-1/A	333-217539	10.14	5/11/2017
10.16	Amendment No. 4 to Credit Agreement, dated as of November 5, 2016, among SMART Worldwide Holdings, Inc., SMART Modular Technologies (Global), Inc., the lenders party thereto and Barclays Bank PLC, as Administrative Agent	S-1/A	333-217539	10.15	5/11/2017
10.17	Amended and Restated Credit Agreement, dated as of November 5, 2016, among SMART Worldwide Holdings, Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the lenders party thereto and Barclays Bank PLC, as Administrative Agent	S-1/A	333-217539	10.16	5/11/2017
10.18	Lease Agreement, dated as of February 18, 2009, between Newark Eureka Industrial Capital LLC and SMART Modular Technologies, Inc.	S-1	333-217539	10.17	4/28/2017

10.19	First Amendment to Lease Agreement, dated as of April 29, 2014, between Newark Eureka Industrial Capital LLC and SMART Modular Technologies, Inc.	S-1	333-217539	10.18	4/28/2017
10.20	Amended and Restated Transaction and Management Fee Agreement, dated as of November 5, 2016, among SMART Worldwide Holdings, Inc., Silver Lake Management Company III, L.L.C. and Silver Lake Management Company Sumeru, L.L.C.	S-1/A	333-217539	10.19	5/11/2017
10.21	Stock Purchase Agreement, dated as of July 2, 2013, among SMART Storage Systems (Global Holdings), Inc., SanDisk Corporation, SanDisk Manufacturing and solely for the purposes of Section 5.7(c), Section 5.8, Article VIII and Article IX, Saleen Holdings, Inc., Saleen Intermediate Holdings, Inc. and SMART Worldwide Holdings, Inc.	S-1/A	333-217539	10.20	5/22/2017
10.22	Receivables Purchase Agreement, dated as of May 16, 2012, among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited and Wells Fargo Bank, N.A.	S-1	333-217539	10.21	4/28/2017
10.23	First Amendment to Receivables Purchase Agreement, dated as of March 28, 2013, among SMART Modular Technologies, Inc., SMART Modular Technologies (Europe) Limited and Wells Fargo Bank, N.A., and confirmed by SMART Modular Technologies (Global Holdings), Inc., SMART Modular Technologies (Global), Inc.	S-1	333-217539	10.22	4/28/2017
10.24	Second Amended and Restated Credit Agreement, dated as of August 9, 2017, among SMART Worldwide Holdings, Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the lenders party thereto and Barclays Bank PLC, as Administrative Agent and as Collateral Agent	8-K	001-38102	10.1	8/11/2017
10.25	Incremental Facility Amendment, dated as of June 8, 2018, to the Second Amended and Restated Credit Agreement, dated as of August 9, 2017 (as amended, supplemented or otherwise modified from time to time) among SMART Worldwide Holdings, Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., Barclays Bank PLC, as Administrative Agent and the other Lenders party thereto	8-K	001-38102	10.1	6/11/2018

10.26	Second Amendment, dated as of October 12, 2018 and effective October 25, 2018, to the Second Amended and Restated Credit Agreement, dated as of August 9, 2017 (as amended, supplemented or otherwise modified from time to time) among SMART Worldwide Holdings, Inc., and SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., Barclays Bank PLC, as Administrative Agent and other Lenders party thereto	10-K	001-38102	10.26	10/30/2018
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART Global Holdings, Inc.
Dated: November 6, 2019
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

/s/ Ajay Shah	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	November 6, 2019
Ajay Shah

/s/ Jack Pacheco	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 6, 2019
Jack Pacheco

/s/ Randy Furr	Director	November 6, 2019
Randy Furr

/s/ Kenneth Hao	Director	November 6, 2019
Kenneth Hao

/s/ Bryan Ingram	Director	November 6, 2019
Bryan Ingram

/s/ Paul Mercadante	Director	November 6, 2019
Paul Mercadante

/s/ Sandeep Nayyar	Director	November 6, 2019
Sandeep Nayyar

/s/ Mukesh Patel	Director	November 6, 2019
Mukesh Patel

/s/ Maximiliane Straub	Director	November 6, 2019
Maximiliane Straub

/s/ Jason White	Director	November 6, 2019
Jason White