Form 10-Q
period 2019-11-29
SMART Global Holdings, Inc.
filed 2019-12-20
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2019

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

As of November 29, 2019, the registrant had 23,838,397 ordinary shares outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this report. These factors include, but are not limited to, the risks described under the caption “Risk Factors” in the documents we file from time to time with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for our fiscal year ended August 30, 2019, and in this report, and in Item 2 of Part I – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We make these forward-looking statements based upon information available on the date of this report, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART Global Holdings, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	November 29,	August 30,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$111,389	$98,139
Accounts receivable, net of allowances of $256 and $184 as of November 29, 2019 and August 30, 2019, respectively	228,782	217,433
Inventories	159,999	118,738
Prepaid expenses and other current assets	32,158	37,950
Total current assets	532,328	472,260
Property and equipment, net	63,902	68,345
Operating lease right-of-use assets	27,211	—
Other noncurrent assets	13,512	12,784
Intangible assets, net	65,912	69,325
Goodwill	79,868	81,423
Total assets	$782,733	$704,137
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$224,213	$164,866
Accrued liabilities	52,723	48,980
Current portion of long-term debt	23,039	24,054
Total current liabilities	299,975	237,900
Long-term debt	177,303	182,450
Long-term operating lease liabilities	23,452	—
Other long-term liabilities	10,219	10,327
Total liabilities	$510,949	$430,677
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 23,838 and 23,617 as of November 29, 2019 and August 30, 2019, respectively	718	712
Additional paid-in capital	294,332	285,994
Accumulated other comprehensive loss	(188,110)	(177,866)
Retained earnings	164,844	164,620
Total shareholders’ equity	271,784	273,460
Total liabilities and shareholders’ equity	$782,733	$704,137

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	November 29,	November 30,
	2019	2018
Net sales (1)	$272,018	$393,879
Cost of sales	217,698	308,810
Gross profit	54,320	85,069
Operating expenses:
Research and development	14,886	11,816
Selling, general, and administrative	33,553	25,454
Total operating expenses	48,439	37,270
Income from operations	5,881	47,799
Interest expense, net	(4,492)	(5,875)
Other expense, net	(840)	(3,329)
Total other expense	(5,332)	(9,204)
Income before income taxes	549	38,595
Provision for income taxes	325	7,619
Net income	$224	$30,976
Earnings per share:
Basic	$0.01	$1.37
Diluted	$0.01	$1.33
Shares used in computing earnings per share:
Basic	23,713	22,595
Diluted	24,286	23,257

(1)	Includes sales to affiliates of $16,956 and $35,297 in the three months ended November 29, 2019 and November 30, 2018, respectively (see Note 3).

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended
	November 29,	November 30,
	2019	2018
Net income	$224	$30,976
Other comprehensive income (loss):
Foreign currency translation	(10,244)	3,102
Comprehensive income (loss)	$(10,020)	$34,078

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

				Accumulated	Retained
			Additional	other	earnings	Total
	Ordinary shares		paid-in	comprehensive	(accumulated	shareholders’
	Shares	Amount	capital	loss	deficit)	equity
Balances as of August 31, 2018	22,480	$678	$250,191	$(175,995)	$112,254	$187,128
Share-based compensation expense	—	—	4,055	—	—	4,055
Issuance of ordinary shares from exercises	210	6	2,396	—	—	2,402
Issuance of ordinary shares from release of restricted stock units (RSUs)	55	2	(2)	—	—	—
Issuance of ordinary shares from employee share purchase plan (ESPP)	36	1	967	—	—	968
Effect of adopting ASC 606	—	—	—	—	1,034	1,034
Foreign currency translation	—	—	—	3,102	—	3,102
Net income	—	—	—	—	30,976	30,976
Balance as of November 30, 2018	22,781	687	257,607	(172,893)	144,264	229,665

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Retained	shareholders’
	Shares	Amount	capital	loss	earnings	equity
Balances as of August 30, 2019	23,617	$712	$285,994	$(177,866)	$164,620	$273,460
Share-based compensation expense	—	—	5,956	—	—	5,956
Issuance of ordinary shares from exercises	86	2	1,164	—	—	1,166
Issuance of ordinary shares from release of RSUs	69	2	(2)	—	—	—
Issuance of ordinary shares from ESPP	67	2	1,240	—	—	1,242
Withholding tax on RSUs	(1)	—	(20)	—	—	(20)
Foreign currency translation	—	—	—	(10,244)	—	(10,244)
Net income	—	—	—	—	224	224
Balance as of November 29, 2019	23,838	718	294,332	(188,110)	164,844	271,784

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	November 29,	November 30,
	2019	2018
Cash flows from operating activities:
Net income	$224	$30,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,544	6,408
Share-based compensation	5,956	4,055
Provision for doubtful accounts receivable and sales returns	73	(104)
Deferred income tax benefit	(970)	403
(Gain) loss on disposal of property and equipment	(42)	3
Amortization of debt discounts and issuance costs	734	685
Amortization of operating lease right-of-use assets	1,114	—
Changes in operating assets and liabilities:
Accounts receivable	(13,688)	(89,441)
Inventories	(42,206)	30,576
Prepaid expenses and other assets	5,110	(3,182)
Accounts payable	60,438	48,574
Operating lease liabilities	(1,082)	—
Accrued expenses and other liabilities	62	6,399
Net cash provided by operating activities	25,267	35,352
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(5,158)	(13,384)
Proceeds from sale of property and equipment	42	21
Net cash used in investing activities	(5,116)	(13,363)
Cash flows from financing activities:
Long-term debt payment	(6,435)	(1,657)
Proceeds from borrowings under revolving line of credit	12,500	104,000
Repayments of borrowings under revolving line of credit	(12,500)	(104,000)
Proceeds from issuance of ordinary shares from share option exercises	1,166	2,402
Tax payments due upon issuance of ordinary shares for release of RSUs	(20)	—
Proceeds from issuance of ordinary shares from ESPP	1,242	968
Net cash provided by (used in) financing activities	(4,047)	1,713
Effect of exchange rate changes on cash, cash equivalents and restricted cash *	(2,854)	2,018
Net increase in cash, cash equivalents and restricted cash *	13,250	25,720
Cash, cash equivalents and restricted cash at beginning of period *	98,139	37,234
Cash, cash equivalents and restricted cash at end of period *	$111,389	$62,954
Supplemental disclosures of cash flow information:
Cash paid during the period:
Cash paid for interest	$4,696	$4,942
Cash paid for income taxes, net of refunds	914	5,869
Noncash activities information:
Capital expenditures included in accounts payable at period end	1,335	1,147

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

The Company, through its subsidiaries, are leading designers and manufacturers of electronic products focused on memory and computing technology areas. The Company specializes in application specific product development and support for customers in enterprise, government and OEM markets. Customers rely on SMART as a strategic supplier with top tier customer service, product quality, and technical support with engineering, sales, manufacturing, supply chain and logistics capabilities worldwide. The Company targets customers in markets such as communications, storage, networking, mobile, industrial automation, industrial internet of things, government, military, edge computing and high performance computing.  The Company operates in three segments: Specialty Memory Products, Brazil Products and Specialty Compute and Storage Solutions, or SCSS.

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

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The three months ended November 29, 2019 and November 30, 2018 were both 13 week fiscal periods.

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

Gross Billings and Net Sales

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended
	November 29,	November 30,
	2019	2018
Service revenue, net	$7,941	$14,638
Cost of purchased materials - service (1)	146,025	316,624
Gross billings for services	153,966	331,262
Product net sales	264,077	379,241
Gross billings to customers	$418,043	$710,503
Product net sales	$264,077	$379,241
Service revenue, net	7,941	14,638
Net sales	$272,018	$393,879

(1)	Represents material procurement costs of products provided as an agent reported on a net basis.

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract assets represent amounts recognized as revenue for which the Company does not have the unconditional right to consideration. All contract assets represent amounts related to invoices expected to be issued during the next 12-month period and are recorded as prepaid expenses and other current assets. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and are allocated between accrued liabilities and other long-term liabilities of our condensed consolidated balance sheet based on the timing of when the customer takes control of the asset or receives the benefit of the service. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. Changes in the accounts receivable, contract assets and the deferred revenues balances during the three months ended November 29, 2019 are as follows (in thousands):

	November 29, 2019	August 30, 2019	$ Change
Accounts receivable	$228,782	$217,433	$11,349
Contract assets	$891	$4,606	$(3,715)
Deferred revenue	$24,691	$24,219	$472

The decrease in contract assets from $4.6 million as of August 30, 2019 to $0.9 million as of November 29, 2019 was primarily driven by the completion of performance obligations. The increase in deferred revenue from $24.2 million to $24.7 million was due to additional funds collected for hosting and support contracts signed during the quarter in which billing occurred in advance of revenue recognition. During the three months ended November 29, 2019, $5.0 million of revenue recognized was included in the deferred revenue balance at the beginning of the period, which was offset by additional deferrals during the period.

Disaggregation of Revenue

The Company disaggregates revenue by source of revenue and geography; no other level of disaggregation is required considering the type of products, customer, markets, contracts, duration of contracts, timing of transfer of control, and sales channels. The revenue by source and geography is disclosed in Note 11.

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

Remaining performance obligations represent contracted revenue related to support services that have not yet been recognized. The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

November 29, 2019
Within 1 year	$17,453
2-3 years	7,168
Thereafter	70
$24,691

(e)	Cash and Cash Equivalents

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

As of  November 29, 2019, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$30.6 million (or $7.6 million), of which (i) R$5.3 million (or $1.3 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$23.5 million (or $5.9 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$1.8 million (or $0.4 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.6 million or $0.1 million) and other noncurrent assets (R$1.2 million or $0.3 million). As of August 30, 2019, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$32.3 million (or $8.6 million), of which (i) R$7.2 million (or $1.9 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$23.2 million (or $6.2 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$1.9 million (or $0.5 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.6 million or $0.2 million) and other noncurrent assets (R$1.3 million or $0.3 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2020 through fiscal 2023. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.

In April and June 2016, the Company filed cases with the State of Sao Paulo tax authorities to seek approval to sell excess ICMS credits. In December 2017, the Company obtained approval to sell R$31.6 million (or $7.9 million) of its ICMS credits.  Once approved, sales of ICMS credits usually take three to six months to complete and typically incur a discount to the face amount of the credits sold, as well as fees for the arrangers of these sales which together aggregate 10% to 15% of the face amount of the credits being sold. Once the sale agreement is complete, the tax authorities usually approve the transfer of credits in monthly installments and the proceeds resulting from the sale of the aforementioned credits shall be received by the Company accordingly. The Company has recorded valuation adjustments for the estimated discount and fees that the Company will need to offer in order to sell the ICMS credits to other companies.

In the first quarter of fiscal 2019, the Company received the approval to sell R$17.7 million (or $4.4 million) of its ICMS credits. The payments are to be received in 22 installments starting in the second quarter of fiscal 2019 through fiscal 2020. The Company received a total of R$2.0 million (or $0.5 million) and R$10.0 million (or $2.5 million) of the monthly installments during three months ended November 29, 2019 and fiscal 2019.

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

*Includes the land lease for the Penang facility with a term expiring in 2070.

(k)	Goodwill

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. As of November 29, 2019 and August 30, 2019, the carrying value of goodwill on the Company’s condensed consolidated balance sheet was $79.9 million and $81.4 million, respectively.

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

All of the $79.9 million carrying value of goodwill on the Company’s condensed consolidated balance sheet as of November 29, 2019 is associated with the Company’s three reporting segments (Specialty Memory Products, Brazil Products and SCSS). No impairment of goodwill was recognized through November 29, 2019.

The changes in the carrying amount of goodwill during the three months ended November 29, 2019 and fiscal 2019 are as follows (in thousands):

	Specialty Memory Products	Brazil Products	SCSS	Total
Balance as of August 31, 2018	$14,720	$26,099	$4,575	$45,394
Provisional adjustment from business acquisition (see Note 2)	—	—	671	671
Addition from business acquisition (see Note 2)	—	—	35,428	35,428
Translation adjustments	—	(70)	—	(70)
Balance as of August 30, 2019	14,720	26,029	40,674	81,423
Translation adjustments	—	(1,555)	—	(1,555)
Balance as of November 29, 2019	$14,720	$24,474	$40,674	$79,868

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of November 29, 2019 and August 30, 2019 (dollars in thousands):

		November 29, 2019			August 30, 2019
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	4 - 7	$52,300	$(6,041)	$46,259	$52,300	$(3,755)	$48,545
Trademarks/tradename	5 - 7	13,100	(2,653)	10,447	13,100	(2,172)	10,928
Technology	4	10,350	(1,144)	9,206	10,350	(498)	9,852
Backlog	< 1	400	(400)	—	400	(400)	—
Total		$76,150	$(10,238)	$65,912	$76,150	$(6,825)	$69,325

Amortization expense related to intangible assets totaled approximately $3.4 million and $1.0 million during the three months ended November 29, 2019 and November 30, 2018, respectively. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Three Months Ended
	November 29,	November 30,
	2019	2018
Amortization of intangible assets classification (in thousands):
Cost of sales	$647	$16
Selling, general and administrative	2,766	961
Total	$3,413	$977

Estimated amortization expense of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Amount
Fiscal year ending August:
Remainder of fiscal 2020	$10,240
2021	13,654
2022	13,639
2023	12,879
2024	9,093
2025 and thereafter	6,407
Total	$65,912

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized during the three months ended November 29, 2019 and November 30, 2018.

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

During the three months ended November 29, 2019 and November 30, 2018, the Company recorded $0.9 million and $3.4 million, respectively, of foreign exchange losses primarily related to its Brazilian operating subsidiaries.

(q)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their income statement all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Three Months Ended
	November 29,	November 30,
	2019	2018
Share-based compensation expense by category (in thousands):
Cost of sales	$730	$545
Research and development	744	634
Selling, general and administrative	4,482	2,876
Total	$5,956	$4,055

(r)	Loss Contingencies

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

The Company relies on three suppliers for the majority of its raw materials. At November 29, 2019 and August 30, 2019, the Company owed these three suppliers $136.2 million and $91.5 million, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases from these suppliers during the three months ended November 29, 2019 and November 30, 2018 were $0.2 billion and $0.4 billion, respectively.

(u)	New Accounting Pronouncements

In October 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-16, Derivatives and Hedging (Topic 815) Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard amends ASC 815, Derivatives and Hedges, and permits the SOFR OIS rate as an approved rate to be used in valuing derivative instruments. ASU 2018-16 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, on a prospective basis. The Company adopted this ASU 2018-16 in the current fiscal quarter with no impact to our condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income. The new guidance allows companies to reclassify standard tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election.  The Company is required to adopt the guidance in the first quarter of fiscal 2020. The Company adopted this ASU 2018-02 in the current fiscal quarter with no impact to our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements, among other things. ASU 2016-02 is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2018. Effective August 31, 2019, the Company adopted Topic 842, using the modified retrospective transition approach. The Company applied the new guidance to all leases existing as of the date of adoption. Our reported results for the first quarter of fiscal 2020 reflect the application of Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.

We elected the practical expedient package permitted under the transition approach. As such, we did not reassess whether any expired or existing contracts are or contain leases, we did not reassess our historical lease classification, and we did not reassess our initial direct costs for any leases that existed prior to August 31, 2019. We did not elect the use-of-hindsight. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption. This means, for those leases that qualify, we will not recognize a right-of-use asset or lease liability. We also elected the practical expedient to not separate lease and non-lease components for all our leases.

As of the date of adoption, we recognized operating lease right-of-use assets of $24.3 million, with corresponding operating lease liabilities of $25.0 million on the condensed consolidated balance sheets. The difference between the operating lease right-of-use assets and operating lease liabilities primarily relates to deferred rent.

For further information regarding the impact of Topic 842 adoption, see Note 5 Balance Sheet Details.

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

Subsequent to the acquisition date, the Company adjusted the contingent consideration to its current fair value with such changes recognized in income from operations. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the gross revenue target. As of November 29, 2019 and August 30, 2019, the fair value of the contingent consideration was $0.

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

Due to the timing of acquisition, the total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed based on a preliminary valuation analysis. These preliminary values may change in future reporting periods upon finalization of the valuation and net working capital adjustment, which will occur no later than the fourth quarter of fiscal 2020. During the three months ended November 29, 2019 and fiscal 2019, the Company incurred certain costs related to the acquisition, which are included in selling, general and administrative expense in the condensed consolidated statement of operations. Acquisition-related costs include the following (in thousands).

	Three Months Ended November 29, 2019	Year Ended August 30, 2019	Total
Professional fees	$556	$1,045	$1,601

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

A reconciliation of net cash exchanged in accordance with the Inforce Merger Agreement to the total purchase price as of the closing date of the transaction, July 9, 2019, is presented below (in thousands):

Net cash for merger	$1,581
Cash and cash equivalents acquired	1,576
Upfront cash payment	3,157
Upfront shares issued	9,167
Upfront consideration in accordance with agreement	12,324
Purchase price holdback - cash due to pre-closing holders	413
Purchase price holdback - shares due to pre-closing holders	1,618
Post-closing adjustments in accordance with agreement (as of November 29, 2019)	285
Total purchase price	$14,640

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

Due to the timing of acquisition, the total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed based on a preliminary valuation analysis. These preliminary values may change in future reporting periods upon finalization of the valuation of net working capital adjustment, which will occur no later than the fourth quarter of fiscal 2020. During the three months ended November 29, 2019 and fiscal 2019, the Company incurred certain costs related to the acquisition, which are included in selling, general and administrative expense in the condensed consolidated statement of operations. Merger-related costs include the following (in thousands):

	Three Months Ended November 29, 2019	Year Ended August 30, 2019	Total
Professional fees	$204	$462	$666

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

After closing of the Penguin Merger, SMART Global Holdings deposited $6.0 million of the purchase price into escrow as security for Penguin’s indemnification obligations during the escrow period of one year. SMART Global Holdings also deposited $2.0 million of the purchase price into escrow as security for customary post-closing adjustments to the purchase price. SMART Global Holdings notified the sellers of various disputes with respect to the closing balance sheet and other indemnity claims aggregating $4.9 million. While the escrow claims have not been resolved, on July 23, 2019, the parties agreed to release $3.2 million of these funds to the former equityholders and $1.8 million of the escrow funds to SMART Global Holdings.  The balance of $3.0 million remains in escrow.

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

(3)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Three Months Ended
	November 29,	November 30,
	2019	2018
Affiliates:
Net sales	$16,956	$35,297

As of November 29, 2019 and August 30, 2019, amounts due from these affiliates were $6.2 million and $8.2 million, respectively.

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

Foreign exchange forward contracts outstanding at November 29, 2019 are not designated as hedging instruments for hedge accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated forward contracts are reported in other income (expense) in the condensed consolidated income statements. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense).

As of November 29, 2019, the Company’s non-designated forward contacts resulted in a $1.0 million derivative liability. As of August 30, 2019, the Company’s non-designated forward contracts resulted in a $36 thousand derivative asset and a $0.2 million derivative liability. For the three months ended November 29, 2019 and November 30, 2018, the Company recognized realized losses in the amount of $0.8 million and $1.3 million, respectively, and net unrealized losses on the change in the fair value of the non-designated forward contracts in the amount of $0.8 million and $1.0 million, respectively.

(5)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	November 29,	August 30,
	2019	2019
Raw materials	$85,100	$67,629
Work in process	19,132	10,546
Finished goods	55,767	40,563
Total inventories*	$159,999	$118,738

*	As of November 29, 2019 and August 30, 2019, 25% and 25%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	November 29,	August 30,
	2019	2019
Unbilled service receivables	$10,341	$9,665
Indemnification claims receivable*	3,044	3,044
Prepaid R&D expenses	2,652	3,949
Prepaid ICMS taxes in Brazil**	1,525	2,140
Prepaid income taxes	1,462	2,555
Prepayment for VAT and other transaction taxes	1,022	963
Contract assets***	891	4,606
Other prepaid expenses and other current assets	11,221	11,028
Total prepaid expenses and other current assets	$32,158	$37,950

*See Note 2.

**See Note 1(i).

***See Note 1(d).

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	November 29,	August 30,
	2019	2019
Office furniture, software, computers and equipment	$20,911	$21,476
Manufacturing equipment	121,182	124,706
Leasehold improvements*	29,550	29,255
	171,643	175,437
Less accumulated depreciation and amortization	107,741	107,092
Net property and equipment	$63,902	$68,345

*Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment during the three months ended November 29, 2019 and November 30, 2018 was approximately $6.1 million and $5.4 million, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	November 29,	August 30,
	2019	2019
Prepaid ICMS taxes in Brazil*	$6,158	$6,513
Deferred tax assets	2,928	1,933
Prepaid R&D expense	1,354	1,584
Other	3,072	2,754
Total other noncurrent assets	$13,512	$12,784

*See Note 1(i).

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 29,	August 30,
	2019	2019
Deferred revenue	$16,833	$16,680
Accrued employee compensation	13,043	15,424
Current portion of lease liabilities	4,497	—
Customer deposits	3,253	2,683
VAT and other transaction taxes payable	3,207	3,009
Accrued warranty reserve	1,749	1,770
Indemnification claims liability*	1,368	1,369
Income taxes payable	436	1,151
Other accrued liabilities	8,337	6,894
Total accrued liabilities	$52,723	$48,980

*See Note 2

Leases

The Company determines if an arrangement is a lease as well as the classification of the lease at inception for arrangements with an initial term of more than 12 months, and classifies it as either finance or operating.

Operating leases are recorded in operating lease right-of-use assets, net, and operating lease liabilities, current and non-current on our condensed consolidated balance sheets. For operating leases of buildings, we account for non-lease components, such as common area maintenance, as a component of the lease, and include it in the initial measurement of our operating lease assets and corresponding liabilities. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.

The company does not have finance leases as of November 29, 2019.

Our lease liabilities are recognized based on the present value of the remaining fixed lease payments, over the lease term, using a discount rate of similarly secured borrowings available to us. For the purpose of lease liability measurement, we consider only payments that are fixed and determinable at the time of commencement. Any variable payments that depend on an index or rate are expensed as incurred. Our lease terms may include options to extend when it is reasonably certain that we will exercise that option. Our lease assets also include any lease payments made and exclude any lease incentives received prior to commencement. Our lease assets are tested for impairment in the same manner as long-lived assets used in operations. We generally recognize sublease income on a straight-line basis over the sublease term.

The weighted-average remaining lease term for our operating leases was 8 years at November 29, 2019 and the weighted-average discount rate was 8.2%.

The components of lease costs are as follows (in thousands):

Three Months Ended
November 29, 2019
Operating lease cost	$1,458
Variable lease cost	167
Short-term lease cost	134
Total lease costs	$1,759

Future minimum undiscounted payments under our non-cancelable operating leases were as follows as of November 29, 2019 (in thousands):

Fiscal year ending August:	Amount
Remainder of 2020	$4,941
2021	6,271
2022	4,092
2023	3,567
2024	2,987
2025 and thereafter	18,445
Total	$40,303
Less Short-term lease commitments	(78)
Less imputed interest	(12,276)
Present value of total lease liabilities	$27,949

Right-of-use assets obtained in exchange for new operating lease liabilities for the three months ended November 29, 2019 amounted to $4.7 million.

(6)	Income Taxes

Provision for income taxes for the three month periods presented consisted of the following (in thousands):

	Three Months Ended
	November 29,	November 30,
	2019	2018
Provision for Income Taxes	$325	$7,619

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three months ended November 29, 2019 decreased by $7.3 million as compared to the same period in the prior year, primarily due to lower income in non-U.S. jurisdictions subject to tax.

As of November 29, 2019, the Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

On October 2, 2018, SMART Worldwide, SMART Worldwide, Global and SMART Modular entered into the Second Amendment to the Amended Credit Agreement (the Second Amendment) which did not become effective until October 25, 2018. As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to make quarterly repayments of principal under the Initial Term Loans and the Incremental Term Loans at any time with respect to fiscal 2019. In addition, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019.

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

Interest and Interest Rates. Loans under the Amended Credit Agreement accrue interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings is 6.25% and with respect to base rate borrowings is 5.25%. The interest rate on the Initial Term Loans and Incremental Term Loans was 8.16% and 8.39% as of November 29, 2019, respectively.

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

Principal Payments. The Amended Credit Agreement requires quarterly repayments of principal under the Initial Term Loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter and, commencing on November 30, 2018, quarterly repayments of principal under the Incremental Term Loans equal to 2.5% of $60 million, or $1.5 million per fiscal quarter.  As a result of the Second Amendment, the borrowers were granted a holiday in fiscal 2019 from the obligation to make repayments of principal under the Initial Term Loans and the Incremental Term Loans. During the three months ended November 29, 2019 and November 30, 2018, the borrowers made scheduled principal payments of $5.6 and $0 million, respectively.

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

The Amended Credit Agreement also requires certain mandatory prepayments of principal whereby the borrowers must prepay outstanding loans, subject to certain exceptions, which includes, among other things:

•

(i) 75% of excess cash flow on a semi-annual basis if the total leverage ratio is greater than 1.5:1.0, (ii) 50% of excess cash flow on a semi-annual basis if the total leverage ratio is greater than 1.0:1.0 but less than or equal to 1.5:1.0 and (iii) 25% of excess cash flow on an annual basis if the secured leverage ratio is less than or equal to 1.0:1.0, which amounts will be reduced by any voluntary prepayments of principal made in the applicable period;

•

100% of the net proceeds of certain asset sales or other dispositions of property of Global or any of its restricted subsidiaries, subject to customary rights to reinvest the proceeds within six months; and

•

100% of the net cash proceeds of incurrence of certain debt by Global or any of its restricted subsidiaries, other than proceeds from certain debt permitted to be incurred under the Amended Credit Agreement.

As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019. No mandatory prepayments were required for three months ended November 29, 2019 or for fiscal 2019.

On June 2, 2017, SMART Global Holdings contributed $61.0 million from the proceeds of the IPO closed in May 2017. Global in turn used the proceeds to pay down the original term loans under the Original Credit Agreement, as required under the ARCA, which resulted in a $6.7 million loss on early repayment of long-term debt. As of August 9, 2017, prior to the one year anniversary of the ARCA, the Credit Group entered into the Amended Credit Agreement with new term loans in the aggregate principal amount of $165 million with different lenders. The proceeds from the Amended Credit Agreement were used to fully repay and refinance the term loans under the ARCA in the principal amount of $151.0 million, which resulted in a write off of $15.2 million of original issue discount and debt issuance costs as an extinguishment loss.

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

As of November 29, 2019 and August 30, 2019, the outstanding principal balance of all term loans under the Amended Credit Agreement was $202.9 million and $208.5 million, respectively, and there were no outstanding revolving loans. The fair value of the term loans as of November 29, 2019 and August 30, 2019 was estimated to be approximately $204.9 million and $210.6 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES (such loan the BNDES 2013 Credit Agreement). Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $12.6 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. SMART Brazil’s obligations under the BNDES 2013 Credit Agreement were guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil in favor of Itaú Bank and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement.

Approximately half of the available debt under the BNDES 2013 Credit Agreement accrues interest at a fixed rate while the other half accrues interest at a floating rate. The facility under the BNDES 2013 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment being due on July 15, 2019.

As of November 29, 2019 and August 30, 2019, SMART Brazil had no outstanding debt under the BNDES 2013 Credit Agreement.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Credit Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $13.2 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

Prior to July 2018, SMART Brazil’s obligations under the BNDES 2014 Credit Agreement was also guaranteed by Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil in favor of Itaú Bank and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 30.31% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2014 Credit Agreement, or approximately R$16.0 million (or $4.3 million) of required cash balances.

In July 2018, SMART Brazil entered into guarantee arrangements with Banco Votorantim S.A. which bank in turn replaced the guarantees of the BNDES Credit Agreements previously issued by Itaú Bank.  As a result, the guarantees with Itaú Bank were cancelled and Itaú Bank returned R$22.0 million (or $5.9 million) of committed balances to SMART Brazil in the first quarter of fiscal 2019. As such, the Company no longer has any restricted cash on its condensed consolidated balance sheets as of November 29, 2019.

The available debt under the BNDES 2014 Credit Agreement accrues interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal payment being due on July 15, 2020.

As of November 29, 2019 and August 30, 2019, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was R$9.9 million (or $2.5 million) and R$13.2 million (or $3.5 million), respectively.

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

The fair value of amounts outstanding under the BNDES Credit Agreements as of November 29, 2019 and August 30, 2019 were estimated to be approximately $2.4 million and $3.3 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

The Amended Credit Agreement and the BNDES 2014 Agreement are classified as follows in the accompanying consolidating balance sheets (in thousands):

	November 29,	August 30,
	2019	2019
Term loans	$202,875	$208,500
BNDES 2014 principal balance	2,472	3,506
Unamortized debt discount	(1,715)	(1,885)
Unamortized debt issuance costs	(3,290)	(3,617)
Net amount	200,342	206,504
Current portion of long-term debt	(23,039)	(24,054)
Long-term debt	$177,303	$182,450

The future minimum principal payments under the Amended Credit Agreement and the BNDES 2014 Agreement as of November 29, 2019 are (in thousands):

	Amended Credit Agreement	BNDES	TOTAL
Fiscal year ending August:
Remainder of fiscal 2020	$16,875	$2,472	$19,347
2021	22,500	—	22,500
2022	163,500	—	163,500
Total	$202,875	$2,472	$205,347

(8)	Financial Instruments

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

•

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets and liabilities. The Company’s Level 2 liabilities include the term loans under the Amended Credit Agreement and the BNDES Credit Agreements that are classified as long-term debt and derivative financial instrument.

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 liabilities include the contingent consideration related to the SMART EC acquisition (see Note 2), which had a fair value of $0 as of November 29, 2019 and August 30, 2019.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of November 29, 2019:
Assets
Cash and cash equivalents	$111.4	$—	$—	$111.4
Total assets measured at fair value	$114.4	$—	$—	$114.4
Liabilities
Term loans(1)	$—	$204.9	$—	$204.9
BNDES Credit Agreements(2)	—	2.4	—	2.4
Derivative financial instrument(3)	—	1.0	—	1.0
Acquisition-related contingent consideration	—	—	—	—
Total liabilities measured at fair value	$—	$208.3	$—	$208.3
Balances as of August 30, 2019:
Assets
Cash and cash equivalents	$98.1	$—	$—	$98.1
Total assets measured at fair value	$98.1	$—	$—	$98.1
Liabilities
Term loans(1)	$—	$210.6	$—	$210.6
BNDES Credit Agreement(2)	—	3.3	—	3.3
Derivative financial instruments(3)	—	0.2	—	0.2
Acquisition-related contingent consideration	—	—	—	—
Total liabilities measured at fair value	$—	$214.1	$—	$214.1

(1)	Included under long-term debt on the Company's consolidated balance sheets.
(2)	Included under current portion of long-term debt on the Company’s consolidated balance sheets.
(3)	Included in accrued liabilities on the Company's consolidated balance sheets - see Note 4.

(9)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which was amended and restated as of May 18, 2017 to be known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan. On January 29, 2019, the shareholders approved an amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (as amended, the SGH Plan) which amendment increased the reserve under the SGH Plan by 1,500,000 shares effective as of February 1, 2019. The SGH Plan provides for grants of equity awards to employees, directors and consultants of SMART Global Holdings and its subsidiaries. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. The options and RSUs generally vest over a four-year period beginning on the grant date and generally have a ten-year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of November 29, 2019, there were 5,238,787 ordinary shares reserved for issuance under the SGH Plan, of which 2,106,081 ordinary shares were available for grant. As of August 30, 2019, there were 4,803,315 ordinary shares reserved for issuance under the SGH Plan, of which 1,427,339 ordinary shares were available for grant.

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

The following assumptions were used to value the Company’s stock options:

	Three Months Ended
	November 29,	November 30,
	2019	2018
Stock options:
Expected term (years)	6.25	6.25
Expected volatility	46.10%	45.76%
Risk-free interest rate	1.68%	2.88%
Expected dividends	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining
		per share	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Options outstanding at August 30, 2019	2,298	$30.65	7.39	$10,916
Options granted	18	25.48
Options exercised	(86)	13.48
Options cancelled	(233)	39.82
Options outstanding at November 29, 2019	1,997	$30.28	7.31	$11,820
Options exercisable at November 29, 2019	663	$25.56	6.76	$6,287
Options vested and expected to vest at November 29, 2019	1,997	$30.28	7.31	$11,820

In March 2018, the Company granted two performance-based stock options that contained a stock market index as a benchmark for performance (Market-Based Options). The share-based compensation expense for these options is recognized over the requisite service period by tranche. The exercisability of Market-Based Options will depend upon the 30-trading day rolling average closing price of Company’s ordinary shares. If the target price is not achieved by the end of 4th or 7th anniversary of the respective grant date, the options will expire. One of the performance-based stock options was cancelled in November 2019, resulting in an additional $2.0 million share-based compensation expense recorded in the three months ended November 29, 2019. The fair value of Market-Based Options is determined by using a Monte Carlo valuation model, using the following assumptions:

Three Months Ended
May 25, 2018
Stock options:
Expected term (years)	1.10 - 4.00
Expected volatility	46.29%
Risk-free interest rate	2.75%
Expected dividends	—

The Black-Scholes weighted average fair value of options granted under the SGH Plan during the three months ended November 29, 2019 and November 30, 2018 was $11.85 and $14.41 per share, respectively. The total intrinsic value of employee stock options exercised in the three months ended November 29, 2019 and November 30, 2018 was $1.3 million and $4.1 million, respectively. As of November 29, 2019, there was approximately $14.4 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 2.33 years.

SGH Plan—Restricted Stock Awards (RSAs), Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)

A summary of the changes in RSAs and RSUs outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
	Shares	per share	value
Awards outstanding at August 30, 2019	1,078	$27.03	$30,632
Awards granted	142	26.82
Awards vested and paid out	(69)	18.33
Awards forfeited and cancelled	(14)	35.27
Awards outstanding at November 29, 2019	1,137	$27.42	$35,009

In May 2019, the Company granted a performance-based restricted share unit award (PSU) which has both service and performance conditions. As of November 29, 2019, the Company deemed it probable that the service condition will be met, however, since the attainment of the performance condition for this award changed to not probable, there was $0.8 million of share-based compensation expense reversed for this award in the three months ended November 29, 2019.

The share-based compensation expense related to RSAs, RSUs and PSUs during the three months ended November 29, 2019 and November 30, 2018 was approximately $1.9 million and $1.6 million, respectively. The total fair value of shares vested during the three months ended November 29, 2019 and November 30, 2018 was approximately $2.1 million and $1.7 million, respectively. As of November 29, 2019, there was approximately $22.4 million of unrecognized compensation costs related to awards under the SGH Plan, which will be recognized over a weighted average period of 2.40 years.

Employee Share Purchase Plan

In January 2018, the Company’s shareholders approved the SGH 2018 Employee Share Purchase Plan (the Purchase Plan) under which an aggregate of 650,000 of ordinary shares have been approved for issuance to eligible employees. The Purchase Plan generally permits employees to purchase ordinary shares at 85% of the lower of the fair market value of the ordinary shares at the beginning or at the end of each purchase period, which is generally six months. Rights to purchase ordinary shares are granted during the first and third quarter of each fiscal year.  The Purchase Plan terminates in January 2028. As of November 29, 2019, 176,484 ordinary shares have been purchased under the Purchase Plan and 773,516 ordinary shares are reserved for future purchases by eligible employees. As of August 30, 2019, 109,910 ordinary shares have been purchased under the Purchase Plan and 540,090 ordinary shares are reserved for future purchases by eligible employees.

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

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the three months ended November 29, 2019 and November 30, 2018 were approximately $0.4 million and $0.4 million, respectively.

(10)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases during the three months ended November 29, 2019 and November 30, 2018 was $1.8 million and $1.2 million, respectively.

Future minimum lease payments under all leases as of August 30, 2019 are as follows (in thousands):

Amount
Fiscal year ending August:
2020	$6,327
2021	5,922
2022	3,795
2023	3,454
2024	3,326
Thereafter	19,303
Total	$42,127

Refer to Note 5 for related fiscal 2020 information on leases.

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Three Months Ended
	November 29,	November 30,
	2019	2018
Beginning accrued warranty reserve	$1,770	$856
Warranty claims	(716)	(366)
Provision for product warranties	695	702
Ending accrued warranty reserve	$1,749	$1,192

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

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117 million (or $29.2 million) (the First Assessment). The First Assessment was from the federal tax authorities of Brazil and related to four taxes in connection with importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.5 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

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

The amounts claimed by the tax authorities on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$5.6 million (or $1.4 million) as of November 29, 2019.

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

The Company’s chief operating decision-maker (CODM), the President and CEO, evaluates operating results to make decisions about allocating resources and assessing performance of the company. Prior to the start of fiscal 2020, the Company operated in one segment.  During the first quarter of fiscal year 2020, management further reevaluated and refined its segment reporting to align with the Company's broader strategy and how it manages business operations, driven in part by the Company’s recent business acquisitions.  The Company now operates in three segments consisting of Specialty Memory Products, Brazil Products and SCSS. These segments are determined based on source of revenue and geography. The Company's CODM evaluates the operating results and performance of the segments based on gross profit and gross margin. The accompanying prior year disclosures have been revised to reflect this change. The accounting policies and basis of presentation of the reportable segments are the same as those described in Note 1 – “Basis of Presentation and Principals of Consolidation.”

The following table shows operating results net of inter-segment revenues, which, for the respective three months ended, are not material to the financial statements (dollars in thousands):

	Three Months Ended				Three Months Ended
	November 29, 2019				November 30, 2018
	Specialty Memory Products*	Brazil Products	SCSS	Total	Specialty Memory Products	Brazil Products	SCSS	Total
Net Revenue	$103,529	$93,999	$74,490	$272,018	$139,949	$199,279	$54,651	$393,879
Gross Profit	$18,751	$16,658	$18,911	$54,320	$34,722	$42,990	$7,357	$85,069
Gross Margin	18%	18%	25%	20%	25%	22%	13%	22%

*	Gross profit includes Corporate expenses ($45 thousand).

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, property and equipment by geographic area is as follows (in thousands):

	Three Months Ended
	November 29,	November 30,
	2019	2018
Geographic Net Sales:
U.S.	$119,206	$92,913
Brazil	94,799	199,318
Asia	39,224	77,895
Europe	10,401	13,844
Other Americas	8,388	9,909
Total	$272,018	$393,879

	November 29,	August 30,
	2019	2019
Property and Equipment, Net:
U.S.	$9,181	$8,801
Brazil	43,923	49,221
Malaysia	8,782	8,186
Other	2,016	2,137
Total	$63,902	$68,345

(12)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Three Months Ended
	November 29, 2019		November 30, 2018
	Amount	Percentage of net sales	Amount	Percentage of net sales
Customer A(1)	$50,016	18%	$101,773	26%
Customer B(2)	—	—	51,351	13%
Customer C(1)	—	—	47,937	12%
	$50,016	18%	$201,061	51%

(1)	Brazil Products customer

(2)Specialty Memory Products customer

As of November 29, 2019, three direct customers that represented less than 10% of net sales, Customers D, E, and F, accounted for approximately 15%, 14% and 14% of accounts receivable, respectively. As of August 30, 2019, three direct customers that represented less than 10% of net sales, Customers D, E, and F, accounted for approximately 15%, 15% and 12% of accounts receivable, respectively.

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

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended
	November 29,	November 30,
	2019	2018
Numerator:
Net income	$224	$30,976
Denominator:
Weighted average shares outstanding:
Basic	23,713	22,595
Diluted	24,286	23,257
Earnings per share:
Basic	$0.01	$1.37
Diluted	$0.01	$1.33
Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	1,056	1,789

(14)	Other Income (Expense), Net

The following table provides the detail of other income (expense), net as follows (in thousands):

	Three Months Ended
	November 29,	November 30,
	2019	2018
Foreign currency losses	$(911)	$(3,384)
Other	71	55
Total other income (expense), net	$(840)	$(3,329)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the condensed consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for our fiscal year ended August 30, 2019 (our “Annual Report”). This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

The SMART lines of business are leading designers and manufacturers of electronic products focused on memory and computing technology areas. The company specializes in application specific product development and support for customers in enterprise, government and OEM sales channels. Customers rely on SMART as a strategic supplier with top tier customer service, product quality, and technical support with engineering, sales, manufacturing, supply chain and logistics capabilities worldwide. The company targets customers in markets such as communications, storage, networking, mobile, industrial automation, industrial internet of things, government, military, edge computing and high performance computing.  SMART operates in three segments: Specialty Memory products, Brazil products and Specialty Compute and Storage Solutions, or SCSS.

Results of Operations

The following is a summary of our results of operations for the three months ended November 29, 2019 and November 30, 2018:

	Three Months Ended
	November 29, 2019	% of sales*	November 30, 2018	% of sales*
	(in thousands, other than percentages and per share data)
Consolidated Income Statements:
Net sales	$272,018	100%	$393,879	100%
Cost of sales (1)	217,698	80%	308,810	78%
Gross profit	54,320	20%	85,069	22%
Operating expenses:
Research and development (1)	14,886	5%	11,816	3%
Selling, general and administrative (1) (2)	33,553	12%	25,454	6%
Total operating expenses	48,439	18%	37,270	9%
Income from operations	5,881	2%	47,799	12%
Other income (expense):
Interest expense, net	(4,492)	(2%)	(5,875)	(1%)
Other expense, net	(840)	0%	(3,329)	(1%)
Total other expense	(5,332)	(2%)	(9,204)	(2%)
Income before income taxes	549	0%	38,595	10%
Provision for income taxes	325	0%	7,619	2%
Net income	$224	0%	$30,976	8%

Earnings per share:
Basic	$0.01		$1.37
Diluted	$0.01		$1.33
Shares used in computing earnings per share:
Basic	23,713		22,595
Diluted	24,286		23,257
* Summations may not compute precisely due to rounding.

(1) Includes share-based compensation expense as follows:
Cost of sales	$730		$545
Research and development	744		634
Selling, general and administrative	4,482		2,876
(2) Includes amortization of intangible assets expense as follows:
Cost of sales	$647		$16
Selling, general and administrative	2,766		961

Three Months Ended November 29, 2019 as Compared to the Three Months Ended November 30, 2018

Net Sales

Net sales decreased by $121.9 million, or 30.9%, during the three months ended November 29, 2019 compared to the same period in the prior year. Net sales were negatively impacted by a decrease in Brazil product sales of $105.3 million, or a decline of 52.8%. The Brazil product sales decrease was mainly due to lower average selling prices for both mobile memory and DRAM products having declines of 71% and 67%, respectively, as raw material costs decreased by 52%. In addition, our sales of Specialty products had a decrease of $36.4 million, or a decline of 26.0%, mainly due to lower revenue from Specialty DRAM products resulting from 34% lower average selling prices as raw material costs declined by 25%, and product mix.  The decreases in Brazil and Specialty were partially offset by additional revenue from SCSS of $19.8 million, or an increase of 36.3%, mainly driven by our two recent acquisitions in July 2019 which contributed $27.5 million of revenue for the quarter.

Cost of Sales

Cost of sales decreased by $91.1 million, or 29.5%, during the three months ended November 29, 2019 compared to the same period in the prior year. Due to lower sales, cost of sales had lower raw material costs decreased $72.7 million (or 52%) and $19.3 million (or 25%) for Brazil Products and Specialty Memory Products. These decreases were offset in part, by a net increase in SCSS raw material costs of $2.0 million (or 5%) mainly due to the July 2019 acquisitions, partially offset by lower Penguin. Included in the cost of sales decrease was a favorable foreign exchange impact of $0.4 million due to locally sourced cost of sales in Brazil.

Gross Profit

Gross margin decreased to 20.0% during the three months ended November 29, 2019 compared to 21.6% for the same period in the prior year, primarily due to fixed manufacturing costs on lower revenue for Brazil, as well as higher cost of sales for our SCSS businesses.

Research and Development Expense

Research and development (“R&D”) expense increased by $3.1 million, or 26.0%, during the three months ended November 29, 2019 compared to the same period in the prior year. The increase was primarily due to $3.5 million of higher costs from our new SCSS businesses. Included in the R&D expense increase was a favorable foreign exchange impact of $0.1 million.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased by $8.1 million, or 31.8%, during the three months ended November 29, 2019 compared to the same period in the prior year. The increase was primarily due to $5.7 million higher costs from our new SCSS businesses, as well as higher costs associated with our acquisitions, integration expenses and facilities expense. Included in the SG&A expense increase was a favorable foreign exchange impact of $0.1 million.

Other Income (Expense)

Interest expense, net decreased $1.4 million, or 23.5%, during the three months ended November 29, 2019 compared to the same period in the prior year, primarily due to higher interest income due to increased cash and lower revolver fees resulting from reduced borrowings. Other expense, net decreased by $2.5 million primarily due to lower foreign currency losses.

Provision for Income Taxes

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to SMART, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three ended November 30, 2018 decreased by $7.3 million, as compared to the same period in the prior year primarily due to lower profits in certain non-U.S. jurisdictions subject to tax.

As of November 29, 2019, SMART has a full valuation allowance for our net deferred tax assets associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Liquidity and Capital Resources

	Three Months Ended
	November 29, 2019	November 30, 2018
	(in thousands)
Cash provided by operating activities	$25,267	$35,352
Cash used in investing activities	(5,116)	(13,363)
Cash provided by (used in) financing activities	(4,047)	1,713
Effect of exchange rate changes on cash, cash equivalents and restricted cash *	(2,854)	2,018
Net increase in cash, cash equivalents and restricted cash *	$13,250	$25,720

*	Cash balance was adjusted to include restricted cash upon adoption of ASU 2016-18 in fiscal 2019.

At November 29, 2019, we had cash and cash equivalents of $111.4 million, of which approximately $83.1 million was held outside of the United States.

In July 2019, we acquired SMART EC and SMART Wireless for purchase prices of approximately $77 million and $14 million, respectively. We financed these acquisitions using cash from operations, as well as approximately $11 million in SGH ordinary shares issued in connection with the SMART Wireless acquisition.

In June 2018, we acquired Penguin for a purchase price of approximately $44 million and assumed approximately $32.3 million of Penguin’s outstanding indebtedness. We financed the acquisition with net proceeds from the $60 million Incremental Amendment. See Note 7 for additional information on our long-term debt agreements.

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

During the three months ended November 29, 2019, cash provided by operating activities was $25.3 million. The primary factors affecting our cash flows during this period were $0.2 million of net income, $16.4 million of non-cash related expenses and a $8.6 million change in our net operating assets and liabilities. The $8.6 million change in net operating assets and liabilities consisted of increases of $13.7 million in accounts receivable and $42.2 million in inventory, and a decrease of $1.1 million of operating lease liabilities, offset by a decrease of $5.1 million in prepaid expenses and other assets and increases of $60.4 million of accounts payable and $0.1 million in accrued expense and other liabilities. The increase in accounts receivable was primarily due to timing of sales, while the increases in inventory and accounts payable were primarily due to the transition of inventory from contract manufacturers to the company due to our recent acquisitions, as well as higher purchases for certain programs.

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

Net cash used in investing activities during the three months ended November 29, 2019 was $5.1 million consisting primarily of purchases of property and equipment. Net cash used in investing activities during the three months ended November 30, 2018 was $13.4 million consisting primarily of purchases of property and equipment.

Net cash used in financing activities during the three months ended November 29, 2019 was $4.0 million, consisting primarily of $6.4 million long-term debt payments for both the Amended Credit Agreement and the BNDES Credit Agreement, partially offset by $2.4 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans. Net cash used in financing activities during the three months ended November 30, 2018 was $1.7 million consisting primarily of $3.4 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans, partially offset by $1.7 million long-term debt payments for the BNDES Credit Agreements.

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

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the Brazil reais. Approximately 35% and 51% of our net sales during the three months ended November 29, 2019 and November 30, 2018, respectively, originated in reais. We present our combined financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our combined financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our consolidated income statements is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated income statements are also impacted by foreign currency gains and losses recorded in Other Expense arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During the three months ended November 29, 2019 and November 30, 2018, we recorded $0.9 million and $3.4 million, respectively, of foreign exchange losses.

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term and short-term debt, including the $202.9 million aggregate balance under the term loans under the Amended Credit Agreement as of November 29, 2019. Although we did not have any revolving balances outstanding as of November 29, 2019, the revolving facility under the Amended Credit Agreement provides for borrowings of up to $50 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the revolving loans under the Amended Credit Agreement were fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $2.5 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 29, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 10, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for our fiscal year ended August 30, 2019.  These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

SMART GLOBAL HOLDINGS, INC.

Date: December 20, 2019	By:	/s/ AJAY SHAH
		Name:	Ajay Shah
		Title:	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2019	By:	/s/ JACK PACHECO
		Name:	Jack Pacheco
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)