Form 10-Q
period 2020-02-28
SMART Global Holdings, Inc.
filed 2020-04-07
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2020

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

As of March 31, 2020, the registrant had 23,993,029 ordinary shares outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART Global Holdings, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	February 28,	August 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$141,860	$98,139
Accounts receivable, net of allowances of $154 and $184 as of February 28, 2020 and August 30, 2019, respectively	217,361	217,433
Inventories	161,407	118,738
Prepaid expenses and other current assets	29,279	37,950
Total current assets	549,907	472,260
Property and equipment, net	59,029	68,345
Operating lease right-of-use assets	28,665	—
Other noncurrent assets	29,991	12,784
Intangible assets, net	62,498	69,325
Goodwill	78,347	81,423
Total assets	$808,437	$704,137
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$217,256	$164,866
Accrued liabilities	58,425	48,980
Current portion of long-term debt	1,546	24,054
Total current liabilities	277,227	237,900
Long-term debt	191,593	182,450
Long-term operating lease liabilities	24,440	—
Other long-term liabilities	8,126	10,327
Total liabilities	$501,386	$430,677
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 23,993 and 23,617 as of February 28, 2020 and August 30, 2019, respectively	723	712
Additional paid-in capital	350,086	285,994
Accumulated other comprehensive loss	(198,882)	(177,866)
Retained earnings	155,124	164,620
Total shareholders’ equity	307,051	273,460
Total liabilities and shareholders’ equity	$808,437	$704,137

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2020	2019	2020	2019
Net sales (1)	$272,042	$304,063	$544,060	$697,942
Cost of sales	220,536	246,932	438,234	555,742
Gross profit	51,506	57,131	105,826	142,200
Operating expenses:
Research and development	14,702	11,238	29,588	23,054
Selling, general, and administrative	28,648	23,442	62,201	48,896
Total operating expenses	43,350	34,680	91,789	71,950
Income from operations	8,156	22,451	14,037	70,250
Interest expense, net	(4,150)	(5,273)	(8,642)	(11,148)
Other income (expense), net	(12,386)	252	(13,226)	(3,077)
Total other expense	(16,536)	(5,021)	(21,868)	(14,225)
Income (loss) before income taxes	(8,380)	17,430	(7,831)	56,025
Provision for income taxes	1,340	4,644	1,665	12,263
Net income (loss)	$(9,720)	$12,786	$(9,496)	$43,762
Earnings per share:
Basic	$(0.41)	$0.56	$(0.40)	$1.93
Diluted	$(0.41)	$0.55	$(0.40)	$1.88
Shares used in computing earnings per share:
Basic	23,906	22,872	23,809	22,733
Diluted	23,906	23,359	23,809	23,314

(1)

Includes sales to affiliates of $18,597 and $35,553 in the three and six months ended February 28, 2020, respectively, and $32,917 and $68,214 for the same periods ended March 1, 2019, respectively (see Note 3).

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2020	2019	2020	2019
Net income (loss)	$(9,720)	$12,786	$(9,496)	$43,762
Other comprehensive income (loss):
Foreign currency translation	(10,772)	2,839	(21,016)	5,941
Comprehensive income (loss)	$(20,492)	$15,625	$(30,512)	$49,703

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Retained	shareholders’
	Shares	Amount	capital	loss	earnings	equity
Balances as of August 31, 2018	22,480	$678	$250,191	$(175,995)	$112,254	$187,128
Share-based compensation expense	—	—	4,055	—	—	4,055
Issuance of ordinary shares from exercises	210	6	2,396	—	—	2,402
Issuance of ordinary shares from release of restricted stock units (RSUs)	55	2	(2)	—	—	—
Issuance of ordinary shares from employee share purchase plan (ESPP)	36	1	967	—	—	968
Effect of adopting ASC 606	—	—	—	—	1,034	1,034
Foreign currency translation	—	—	—	3,102	—	3,102
Net income	—	—	—	—	30,976	30,976
Balances as of November 30, 2018	22,781	687	257,607	(172,893)	144,264	229,665
Share-based compensation expense	—	—	4,148	—	—	4,148
Issuance of ordinary shares from exercises	87	3	1,068	—	—	1,071
Issuance of ordinary shares from release of RSUs	67	1	(1)	—	—	—
Withholding tax on RSUs	(8)	—	(219)	—	—	(219)
Foreign currency translation	—	—	—	2,839	—	2,839
Net income	—	—	—	—	12,786	12,786
Balances as of March 1, 2019	22,927	$691	$262,603	$(170,054)	$157,050	$250,290

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Retained	shareholders’
	Shares	Amount	capital	loss	earnings	equity
Balances as of August 30, 2019	23,617	$712	$285,994	$(177,866)	$164,620	$273,460
Share-based compensation expense	—	—	5,956	—	—	5,956
Issuance of ordinary shares from exercises	86	2	1,164	—	—	1,166
Issuance of ordinary shares from release of RSUs	69	2	(2)	—	—	—
Issuance of ordinary shares from ESPP	67	2	1,240	—	—	1,242
Withholding tax on RSUs	(1)	—	(20)	—	—	(20)
Foreign currency translation	—	—	—	(10,244)	—	(10,244)
Net income	—	—	—	—	224	224
Balances as of November 29, 2019	23,838	718	294,332	(188,110)	164,844	271,784
Share-based compensation expense	—	—	4,647	—	—	4,647
Issuance of ordinary shares from exercises	49	1	640	—	—	641
Issuance of ordinary shares from release of RSUs	117	4	(4)	—	—	—
Withholding tax on RSUs	(11)	—	(351)	—	—	(351)
Equity component of convertible notes due 2026, net	—	—	50,822	—	—	50,822
Foreign currency translation	—	—	—	(10,772)	—	(10,772)
Net income (loss)	—	—	—	—	(9,720)	(9,720)
Balances as of February 28, 2020	23,993	$723	$350,086	$(198,882)	$155,124	$307,051

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	February 28,	March 1,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(9,496)	$43,762
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,979	13,335
Share-based compensation	10,603	8,203
Provision for doubtful accounts receivable and sales returns	(27)	(70)
Deferred income tax benefit	(360)	(247)
Gain on disposal of property and equipment	(60)	(1)
Loss on mark-to-market adjustment of the capped call	4,795	—
Loss on extinguishment of debt	6,630	—
Amortization of debt discounts and issuance costs	1,781	1,379
Amortization of operating lease right-of-use assets	2,282	—
Changes in operating assets and liabilities:
Accounts receivable	(4,490)	(83,772)
Inventories	(45,549)	47,660
Prepaid expenses and other assets	6,496	4,242
Accounts payable	56,656	31,557
Operating lease liabilities	(2,140)	—
Accrued expenses and other liabilities	2,501	8,358
Net cash provided by operating activities	48,601	74,406
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(9,368)	(19,616)
Proceeds from sale of property and equipment	96	53
Acquisition of business, net of cash acquired	—	(148)
Net cash used in investing activities	(9,272)	(19,711)
Cash flows from financing activities:
Long-term debt payments	(7,232)	(3,369)
Purchase of capped call	(21,825)	—
Proceeds from convertible notes due 2026, net of discount	243,125	—
Payment for extinguishment of long-term debt	(204,904)	—
Proceeds from borrowings under revolving line of credit	18,500	168,000
Repayments of borrowings under revolving line of credit	(18,500)	(168,000)
Proceeds from issuance of ordinary shares from share option exercises	1,807	3,473
Tax payments due upon issuance of ordinary shares for release of RSUs	(371)	(219)
Proceeds from issuance of ordinary shares from ESPP	1,242	968
Net cash provided by financing activities	11,842	853
Effect of exchange rate changes on cash, cash equivalents and restricted cash *	(7,450)	2,392
Net increase in cash, cash equivalents and restricted cash *	43,721	57,940
Cash, cash equivalents and restricted cash at beginning of period *	98,139	37,234
Cash, cash equivalents and restricted cash at end of period *	$141,860	$95,174
Supplemental disclosures of cash flow information:
Cash paid during the period:
Cash paid for interest	$9,754	$9,958
Cash paid for income taxes, net of refunds	3,546	7,739
Noncash activities information:
Capital expenditures included in accounts payable at period end	845	935
Unpaid debt fees related to convertible notes due 2026	1,115	—

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

The Company, through its subsidiaries, is a leading designer and manufacturer of electronic products focused on memory and computing technology areas. The Company specializes in application specific product development and support for customers in enterprise, government and original equipment manufacturer, or OEM, markets. Customers rely on SMART as a strategic supplier with top tier customer service, product quality, and technical support with engineering, sales, manufacturing, supply chain and logistics capabilities worldwide. The Company targets customers in markets such as communications, storage, networking, mobile, industrial automation, industrial internet of things, government, military, edge computing and high performance computing.  The Company operates in three segments: Specialty Memory Products, Brazil Products and Specialty Compute and Storage Solutions, or SCSS.

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

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The six months ended February 28, 2020 and March 1, 2019 were both 26 week fiscal periods.

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

Gross Billings and Net Sales

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2020	2019	2020	2019
Service revenue, net	$8,417	$11,013	$16,358	$25,651
Cost of purchased materials - service (1)	148,863	279,910	294,889	596,533
Gross billings for services	157,280	290,923	311,247	622,184
Product net sales	263,625	293,050	527,702	672,291
Gross billings to customers	$420,905	$583,973	$838,949	$1,294,475
Product net sales	$263,625	$293,050	$527,702	$672,291
Service revenue, net	8,417	11,013	16,358	25,651
Net sales	$272,042	$304,063	$544,060	$697,942

(1)	Represents material procurement costs of products provided as an agent reported on a net basis.

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract assets represent amounts recognized as revenue for which the Company does not have the unconditional right to consideration. All contract assets represent amounts related to invoices expected to be issued during the next 12-month period and are recorded as prepaid expenses and other current assets. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and are allocated between accrued liabilities and other long-term liabilities of our condensed consolidated balance sheet based on the timing of when the customer takes control of the asset or receives the benefit of the service. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. Changes in the accounts receivable, contract assets and the deferred revenues balances during the three months ended February 28, 2020 are as follows (in thousands):

	February 28, 2020	August 30, 2019	$ Change
Accounts receivable	$217,361	$217,433	$(72)
Contract assets	$5,939	$4,606	$1,333
Deferred revenue	$27,377	$24,219	$3,158

The increase in contract assets from $4.6 million as of August 30, 2019 to $5.9 million as of February 28, 2020 was primarily driven by the recognition of revenue that had not yet been billed. The increase in deferred revenue from $24.2 million to $27.4 million was due to additional funds collected for hosting and support contracts signed during the period in which billing occurred in advance of revenue recognition. During the six months ended February 28, 2020, $9.3 million of revenue recognized was included in the deferred revenue balance at the beginning of the period, which was offset by additional deferrals during the period.

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

Remaining performance obligations represent contracted revenue related to support services that have not yet been recognized. The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

February 28, 2020
Within 1 year	$22,229
2-3 years	4,648
Thereafter	500
$27,377

(e)	Cash and Cash Equivalents

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

As of  February 28, 2020, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$29.4 million (or $6.9 million), of which (i) R$3.4 million (or $0.8 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$24.0 million (or $5.6 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$1.9 million (or $0.5 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.7 million or $0.2 million) and other noncurrent assets (R$1.2 million or $0.3 million). As of August 30, 2019, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$32.3 million (or $8.6 million), of which (i) R$7.2 million (or $1.9 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$23.2 million (or $6.2 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$1.9 million (or $0.5 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.6 million or $0.2 million) and other noncurrent assets (R$1.3 million or $0.3 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2020 through fiscal 2023. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.

In April and June 2016, the Company filed cases with the State of Sao Paulo tax authorities to seek approval to sell excess ICMS credits. In December 2017, the Company obtained approval to sell R$31.6 million (or $7.4 million) of its ICMS credits.  Once approved, sales of ICMS credits usually take three to six months to complete and typically incur a discount to the face amount of the credits sold, as well as fees for the arrangers of these sales which together aggregate 10% to 15% of the face amount of the credits being sold. Once the sale agreement is complete, the tax authorities usually approve the transfer of credits in monthly installments and the proceeds resulting from the sale of the aforementioned credits shall be received by the Company accordingly. The Company has recorded valuation adjustments for the estimated discount and fees that the Company will need to offer in order to sell the ICMS credits to other companies.

In the first quarter of fiscal 2019, the Company received the approval to sell R$17.7 million (or $4.1 million) of its ICMS credits. The payments are to be received in 22 installments starting in the second quarter of fiscal 2019 through fiscal 2020. The Company received a total of R$4.0 million (or $0.9 million) and R$10.0 million (or $2.3 million) of the monthly installments during six months ended February 28, 2020 and fiscal 2019, respectively.

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

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. As of February 28, 2020 and August 30, 2019, the carrying value of goodwill on the Company’s condensed consolidated balance sheet was $78.3 million and $81.4 million, respectively.

When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its carrying value. If the fair value of the reporting unit is determined to be more than its carrying value, no goodwill impairment is recognized.

All of the $78.3 million carrying value of goodwill on the Company’s condensed consolidated balance sheet as of February 28, 2020 is associated with the Company’s three reporting segments (Specialty Memory Products, Brazil Products and SCSS). No impairment of goodwill was recognized through February 28, 2020.

The changes in the carrying amount of goodwill during the six months ended February 28, 2020 and fiscal 2019 are as follows (in thousands):

	Specialty Memory Products	Brazil Products	SCSS	Total
Balance as of August 31, 2018	$14,720	$26,099	$4,575	$45,394
Provisional adjustment from business acquisition (see Note 2)	—	—	671	671
Addition from business acquisition (see Note 2)	—	—	35,428	35,428
Translation adjustments	—	(70)	—	(70)
Balance as of August 30, 2019	14,720	26,029	40,674	81,423
Translation adjustments	—	(3,076)	—	(3,076)
Balance as of February 28, 2020	$14,720	$22,953	$40,674	$78,347

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of February 28, 2020 and August 30, 2019 (dollars in thousands):

		February 28, 2020			August 30, 2019
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	4 - 7	$52,300	$(8,327)	$43,973	$52,300	$(3,755)	$48,545
Trademarks/tradename	5 - 7	13,100	(3,134)	9,966	13,100	(2,172)	10,928
Technology	4	10,350	(1,791)	8,559	10,350	(498)	9,852
Backlog	< 1	400	(400)	—	400	(400)	—
Total		$76,150	$(13,652)	$62,498	$76,150	$(6,825)	$69,325

Amortization expense related to intangible assets is detailed in the table below. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Three Months Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2020	2019	2020	2019
Amortization of intangible assets classification (in thousands):
Cost of sales	$647	$98	1,294	114
Selling, general and administrative	2,766	961	5,533	1,922
Total	$3,413	$1,059	$6,827	$2,036

Estimated amortization expense of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Amount
Fiscal year ending August:
Remainder of fiscal 2020	$6,827
2021	13,654
2022	13,639
2023	12,879
2024	9,093
2025 and thereafter	6,406
Total	$62,498

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized during the three and six months ended February 28, 2020.

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

During the three and six months ended February 28, 2020, the Company recorded ($1.2) million and ($2.1) million, respectively, and $47 thousand and ($3.3) million, respectively for the corresponding periods of 2019, of foreign exchange gains (losses) primarily related to its Brazilian operating subsidiaries.

(q)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their income statement all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Three Months Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2020	2019	2020	2019
Share-based compensation expense by category (in thousands):
Cost of sales	$731	$607	$1,461	$1,152
Research and development	783	660	1,527	1,294
Selling, general and administrative	3,133	2,881	7,615	5,757
Total	$4,647	$4,148	$10,603	$8,203

(r)	Loss Contingencies

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

The Company relies on three suppliers for the majority of its raw materials. At February 28, 2020 and August 30, 2019, the Company owed these three suppliers $133.3 million and $91.5 million, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases from these suppliers during the three and six months ended February 28, 2020 were $0.2 billion and $0.5 billion, respectively, and $0.4 billion and $0.8 billion, respectively for the corresponding periods of fiscal 2019.

(u)	New Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company is currently evaluating the impacts of adoption of the new guidance to its consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815) Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard amends ASC 815, Derivatives and Hedges, and permits the SOFR OIS rate as an approved rate to be used in valuing derivative instruments. ASU 2018-16 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, on a prospective basis. The Company adopted this ASU 2018-16 effective August 31, 2019 with no impact to its condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income. The new guidance allows companies to reclassify standard tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election.  The Company was required to adopt the guidance in the first quarter of fiscal 2020. The Company adopted this ASU 2018-02 effective August 31, 2019 with no impact to its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The Company is required to adopt the new standards in the first quarter of fiscal 2021, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial statements upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements, among other things. ASU 2016-02 is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2018. Effective August 31, 2019, the Company adopted Topic 842, using the modified retrospective transition approach. The Company applied the new guidance to all leases existing as of the date of adoption. The Company’s reported results for fiscal 2020 reflect the application of Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with its historical accounting under Topic 840.

The Company elected the practical expedient package permitted under the transition approach. As such, the Company did not reassess whether any expired or existing contracts are or contain leases, the Company did not reassess its historical lease classification, and the Company did not reassess its initial direct costs for any leases that existed prior to August 31, 2019. The Company did not elect the use-of-hindsight. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption. This means, for those leases that qualify, the Company will not recognize a right-of-use asset or lease liability. The Company also elected the practical expedient to not separate lease and non-lease components for all its leases.

As of the date of adoption, the Company recognized operating lease right-of-use assets of $24.3 million, with corresponding operating lease liabilities of $25.0 million on the condensed consolidated balance sheets. The difference between the operating lease right-of-use assets and operating lease liabilities primarily relates to deferred rent.

For further information regarding leases, see Note 5 Balance Sheet Details.

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

Fiscal Year 2019

SMART Embedded Computing, Inc. (SMART EC)

On July 8, 2019, SMART Global Holdings entered into a Stock Purchase Agreement (the Artesyn SPA), by and among SMART Global Holdings, Artesyn Embedded Computing, Inc., a Wisconsin corporation (AEC), Pontus Intermediate Holdings II, LLC, a Delaware limited liability company, and Pontus Holdings LLC, a Delaware limited liability company. Pursuant to the Artesyn SPA, on July 8, 2019, the Company agreed to purchase all of the shares of AEC, a private company based in Tempe, Arizona and Artesyn Netherlands B.V., a company with limited liability organized under the laws of the Netherlands (AEC and Artesyn Netherlands B.V., collectively Artesyn), both entities being subsidiaries of Artesyn Embedded Technologies, Inc. SMART Global Holdings through one or more subsidiaries, paid the Artesyn equityholders a base purchase price of approximately $75 million at closing using cash on hand. Pursuant to the Artesyn SPA, the former equityholders of Artesyn were entitled to earn-out  payments of up to $10 million based on Artesyn’s achievement of specific gross revenue levels through December 31, 2019 plus additional earn-out payments of $0.10 for each dollar of gross revenue through December 31, 2019 over an agreed upon achievement level. The earn-out was not achieved and nothing was paid. SMART Global Holdings deposited $0.8 million of the purchase price into escrow as security for sellers’ indemnification obligations during the escrow period of one year. The Company changed the name of AEC to SMART Embedded Computing, Inc., or SMART EC.

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

Subsequent to the acquisition date, the Company adjusted the contingent consideration to its current fair value with such changes recognized in income from operations. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the gross revenue target. As of February 28, 2020 and August 30, 2019, the fair value of the contingent consideration was $0.

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

Due to the timing of acquisition, the total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed based on a preliminary valuation analysis. These preliminary values may change in future reporting periods upon finalization of the valuation and net working capital adjustment, which will occur no later than the fourth quarter of fiscal 2020. During the six months ended February 28, 2020 and fiscal 2019, the Company incurred certain costs related to the acquisition, which are included in selling, general and administrative expense in the condensed consolidated statement of operations. Acquisition-related costs include the following (in thousands).

	Six Months Ended February 28, 2020	Year-Ended August 30, 2019	Total
Professional fees	$556	$1,045	$1,601

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

Due to the timing of acquisition, the total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed based on a preliminary valuation analysis. These preliminary values may change in future reporting periods upon finalization of the valuation of net working capital adjustment, which will occur no later than the fourth quarter of fiscal 2020. During the six months ended February 28, 2020 and fiscal 2019, the Company incurred certain costs related to the acquisition, which are included in selling, general and administrative expense in the condensed consolidated statement of operations. Merger-related costs include the following (in thousands):

	Six Months Ended February 28, 2020	Year Ended August 30, 2019	Total
Professional fees	$204	$462	$666

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

(3)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2020	2019	2020	2019
Affiliates:
Net sales	$18,597	$32,917	$35,553	$68,214

As of February 28, 2020 and August 30, 2019, amounts due from these affiliates were $7.6 million and $8.2 million, respectively.

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

Foreign exchange forward contracts outstanding at February 28, 2020 are not designated as hedging instruments for hedge accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated forward contracts are reported in other income (expense) in the condensed consolidated income statements. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense).

As of February 28, 2020, the Company’s non-designated forward contacts resulted in a $1.1 million derivative asset. As of August 30, 2019, the Company’s non-designated forward contracts resulted in a $36 thousand derivative asset and a $0.2 million derivative liability. For the three and six months ended February 28, 2020, the Company recognized realized gains in the amount of $70 thousand and $0.9 million, respectively, and net unrealized gains on the change in the fair value of the non-designated forward contracts in the amount of $2.0 million and $1.1 million, respectively. For the three and six months ended March 1, 2019, the Company recognized realized losses in the amount of $0.6 million and $2.0 million, respectively, and net unrealized losses on the change in the fair value of the non-designated forward contracts in the amount of $0.5 million and $1.5 million, respectively.

(5)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	February 28,	August 30,
	2020	2019
Raw materials	$92,633	$67,629
Work in process	14,352	10,546
Finished goods	54,422	40,563
Total inventories*	$161,407	$118,738

*	As of February 28, 2020 and August 30, 2019, 18% and 25%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	February 28,	August 30,
	2020	2019
Contract assets*	$5,939	$4,606
Prepaid income taxes	3,244	2,555
Indemnification claims receivable**	3,044	3,044
Unbilled service receivables	2,155	9,665
Prepaid R&D expenses	1,963	3,949
Prepayment for VAT and other transaction taxes	1,207	963
Derivative assets	1,075	36
Prepaid ICMS taxes in Brazil***	991	2,140
Other prepaid expenses and other current assets	9,661	10,992
Total prepaid expenses and other current assets	$29,279	$37,950

*	See Note 1(d).
**	See Note 2.
***	See Note 1(i).

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	February 28,	August 30,
	2020	2019
Office furniture, software, computers and equipment	$21,691	$21,476
Manufacturing equipment	117,695	124,706
Leasehold improvements*	28,738	29,255
	168,124	175,437
Less accumulated depreciation and amortization	109,095	107,092
Net property and equipment	$59,029	$68,345

*	Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment during the three and six months ended February 28, 2020 was approximately $6.0 million and $12.2 million, respectively, and $5.9 million and $11.3 million, respectively for the corresponding periods of fiscal 2019.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	February 28,	August 30,
	2020	2019
Capped call*	$17,030	$—
Prepaid ICMS taxes in Brazil**	5,912	6,513
Deferred tax asset	2,802	1,933
Prepaid R&D expense	1,143	1,584
Other	3,104	2,754
Total other noncurrent assets	$29,991	$12,784

*	See Note 7.
**	See Note 1(i).

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 28,	August 30,
	2020	2019
Deferred revenue	$22,229	$16,680
Accrued employee compensation	15,578	15,424
Current portion of lease liabilities	5,122	—
Customer deposits	4,376	2,683
VAT and other transaction taxes payable	2,586	3,009
Accrued warranty reserve	1,608	1,770
Indemnification claims liability*	1,368	1,369
Income taxes payable	239	1,151
Other accrued liabilities	5,319	6,894
Total accrued liabilities	$58,425	$48,980

*	See Note 2

Leases

The Company determines if an arrangement is a lease as well as the classification of the lease at inception for arrangements with an initial term of more than 12 months, and classifies it as either finance or operating.

Operating leases are recorded in operating lease right-of-use assets, net, and operating lease liabilities, current and non-current on the Company’s condensed consolidated balance sheets. For operating leases of buildings, the Company accounts for non-lease components, such as common area maintenance, as a component of the lease, and include it in the initial measurement of the Company’s operating lease assets and corresponding liabilities. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.

The Company does not have financing leases as of February 28, 2020.

The Company’s lease liabilities are recognized based on the present value of the remaining fixed lease payments, over the lease term, using a discount rate of similarly secured borrowings available to us. For the purpose of lease liability measurement, the Company considers only payments that are fixed and determinable at the time of commencement. Any variable payments that depend on an index or rate are expensed as incurred. The Company’s lease terms may include options to extend when it is reasonably certain that it will exercise that option. The Company’s lease assets also include any lease payments made and exclude any lease incentives received prior to commencement. The Company’s lease assets are tested for impairment in the same manner as long-lived assets used in operations. The Company generally recognizes sublease income on a straight-line basis over the sublease term.

The weighted-average remaining lease term for the Company’s operating leases was 8 years at February 28, 2020 and the weighted-average discount rate was 8.0%.

The components of lease costs are as follows (in thousands):

	Three Months Ended	Six Months Ended
	February 28, 2020	February 28, 2020
Operating lease cost	$1,665	$3,123
Variable lease cost	188	355
Short-term lease cost	82	216
Total lease costs	$1,935	$3,694

Future minimum undiscounted payments under the Company’s non-cancelable operating leases were as follows as of February 28, 2020 (in thousands):

Fiscal year ending August:	Amount
Remainder of 2020	$3,590
2021	6,948
2022	4,793
2023	4,276
2024	3,729
2025 and thereafter	18,594
Total	$41,930
Less Short-term lease commitments	(17)
Less imputed interest	(12,351)
Present value of total lease liabilities	$29,562

Right-of-use assets obtained in exchange for new operating lease liabilities for the three and six months ended February 28, 2020 amounted to $3.1 million and $8.0 million, respectively.

(6)	Income Taxes

Provision for income taxes for the three and six month periods presented consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2020	2019	2020	2019
Provision for income taxes	$1,340	$4,644	$1,665	$12,263

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three and six months ended February 28, 2020 decreased by $3.3 million and $10.6 million as compared to the same period in the prior year, primarily due to lower income in non-U.S. jurisdictions subject to tax.

As of February 28, 2020, the Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Convertible Senior Notes due 2026

In February 2020, the Company issued $250.0 million in aggregate principal amount of 2.25% convertible senior notes due 2026 (the “Notes”) in a private placement, including $30.0 million in aggregate principal amount of the Notes that the Company issued resulting from initial purchasers fully exercising their option to purchase additional notes.

The Notes are general unsecured obligations and bear interest at an annual rate of 2.25% per year, payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2020. The Notes are governed by an indenture (the “Indenture”) between the Company and U.S. Bank National Association, as trustee. The Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased. No sinking fund is provided for the Notes.

The initial conversion rate of the Notes is 24.6252 ordinary shares per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $40.61 per ordinary share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture.

The holders of the Notes may convert their Notes at their option in the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ending on May 29, 2020 (and only during such fiscal quarter), if the last reported sale price per ordinary share exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter;

•

during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per ordinary share on such trading day and the conversion rate on such trading day;

•	upon the occurrence of certain corporate events or distributions on the Company’s ordinary shares, as provided in the Indenture;
•	if the Company calls such Notes for redemption; and
•	on or after August 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.

Upon conversion, the Company will pay or deliver, as applicable, cash, ordinary shares or a combination of cash and ordinary shares at the Company's election. The Company’s intent is to settle conversions through combination settlement with a specified dollar amount of $1,000 per $1,000 principal amount of Notes, which involves repayment of the principal portion of such Notes in cash and any excess of the conversion value over the principal amount in ordinary shares, with cash in lieu of any fractional ordinary shares.

Upon the occurrence of a “make-whole fundamental change” (as defined in the Indenture), the Company will in certain circumstances increase the conversion rate for a specified period of time. In addition, upon the occurrence of a “fundamental change” (as defined in the Indenture), holders of the Notes may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any.

If any taxes imposed or levied by or on behalf of the Cayman Islands (or certain other jurisdictions described in the Indenture) are required to be withheld or deducted from any payments or deliveries made under or with respect to the Notes, then, subject to certain exceptions, the Company will pay or deliver to the holder of each Note such additional amounts as may be necessary to ensure that the net amount received by the beneficial owner of such Note after such withholding or deduction (and after withholding or deducting any taxes on the additional amounts) will equal the amounts that would have been received by such beneficial owner had no such withholding or deduction been required.

The Company has a right to redeem the Notes, in whole or in part, at its option at any time, and from time to time, from February 21, 2023 through the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest. However, the repurchase right is only applicable if the last reported per share sale price of ordinary share exceeds 130% of the conversion price on each of at least twenty trading days during the thirty consecutive trading days ending on, and including, the trading day immediately before the redemption notice date for such redemption.

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component of approximately $197.5 million was calculated by using a discount rate of 6.53%, which was the Company’s borrowing rate on the date of the issuance of the Notes for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $52.5 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component of the Notes is included in additional paid-in capital in the condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification, which the Company will reassess every reporting period. The difference between the principal amount of the Notes and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Notes.

Debt issuance costs for the issuance of the Notes were approximately $8.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were approximately $6.3 million, were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized to interest expense over the term of the Notes using the effective interest method. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in stockholders’ equity.

The carrying value of the Notes is as follows (in thousands):

February 28, 2020
Principal	$250,000
Unamortized debt discount	(52,138)
Unamortized issuance costs	(6,269)
Net carrying amount	$191,593

As of February 28, 2020, the remaining life of the Notes was approximately 72 months. The unamortized debt discounts and unamortized debt issuance cost are amortized over the remaining useful life, using an effective interest rate of 7.06%.

As of February 28, 2020, the carrying value of the equity component was $50.8 million, net of the issuance costs of $1.7 million.

The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Three Months Ended	Six Months Ended
	February 28, 2020	February 28, 2020
Contractual interest expenses	$297	$297
Amortization of debt discount	399	399
Amortization of debt issuance costs	6	6
Total interest cost recognized	$702	$702

The total estimated fair value for the Notes was determined to be $253.0 million based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited trading activity.

Capped Calls

In connection with the offering of the Notes, the Company entered into privately-negotiated capped call transactions, at arms-length, with certain counterparties (the “capped calls”). The capped calls each have an initial strike price of approximately $40.61 per share, subject to certain adjustments, which corresponds to the initial conversion price of the Notes. The capped calls have initial cap prices of $54.145 per share, which are subject to certain adjustments. The capped calls cover, subject to anti-dilution adjustments, approximately 6.2 million of the Company’s ordinary shares. The capped calls are generally intended to reduce the potential economic dilution to the Company’s ordinary shares upon any conversion of Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The capped calls expire February 15, 2026 (the maturity date of the Notes), subject to earlier exercise. The capped calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including mergers, tender offers and delistings involving the Company. In addition, the capped calls are subject to certain specified additional disruption events that may give rise to a termination of the capped calls, including insolvency filings and hedging disruptions.

The capped calls are classified as noncurrent derivative assets due to the capped calls only being settleable in cash until the Company has obtained shareholder approval for repurchasing its ordinary shares. The capped calls were initially recognized at fair value of $21.8 million, reflecting the premium paid by the Company to the capped call counterparties. The fair value of the capped calls was approximately $17.0 million on February 28, 2020 and the Company recognized a loss of approximately $4.8 million for the three and six months ended on February 28, 2020, respectively, due to remeasurement of the capped calls at fair value. The loss of $4.8 million is included in the condensed consolidated income statement within Other income (expense), net. The capped calls are classified as a Level 3 measurement as the Company uses stock price volatility implied from options traded with a substantially shorter term, which makes this an unobservable input that is significant to the valuation.

In a meeting of the Company’s shareholders held on March 30, 2020, the holders of the Company’s ordinary shares voted in favor of a proposal to amend and restate the Company’s memorandum and articles of association to permit the Company to purchase or otherwise acquire its ordinary shares in such amounts and at such prices and at such time and from time to time as the Company’s board of directors may approve in the future. This amendment and restatement also enables the Company to utilize shares or cash, or any combination thereof, in order to settle the capped call transactions, which would result in the reclassification of the related non-current derivative asset to additional paid in capital within Stockholders’ Equity in the quarter ended May 29, 2020.

Amended Credit Agreement

On August 9, 2017, SMART Worldwide, SMART Modular Technologies (Global), Inc. (Global), and SMART Modular Technologies, Inc. (SMART Modular) entered into a Second Amended and Restated Credit Agreement (together with all related loan documents, as amended from time to time including as amended by the Incremental Amendment as defined below, the Amended Credit Agreement) with certain lenders which amended and restated that certain Amended and Restated Credit Agreement dated as of November 5, 2016 (the ARCA), which had amended and restated that certain Credit Agreement dated as of August 26, 2011 (the Original Credit Agreement). The Company’s subsidiaries named as borrowers in the Amended Credit Agreement and certain other subsidiaries that entered into a guarantee with respect to the Amended Credit Agreement including Penguin, SMART EC and SMART Wireless, are collectively referred to as the Loan Parties and together with SMART Modular Technologies Sdn. Bhd. (SMART Malaysia), the Credit Group. The Amended Credit Agreement provided for a $165 million of initial term loans (the Initial Term Loan) with a maturity date of August 9, 2022, and $50 million of revolving loans with a maturity date of February 9, 2021 (the Initial Revolver Maturity Date) which revolving loan maturity date would have automatically extended to February 9, 2022 if the total leverage ratio of the Credit Group was less than 3.0:1.0 on the Initial Revolver Maturity Date. SMART Global Holding is not a party to the Amended Credit Agreement.

On June 8, 2018, SMART Worldwide, Global and SMART Modular entered into an Incremental Facility Agreement (the Incremental Amendment) which provided for incremental term loans under the Amended Credit Agreement in the aggregate amount of $60 million (the Incremental Term Loans) which Incremental Term Loans were on substantially identical terms as the Initial Term Loans. Pursuant to the Incremental Amendment, the borrowers agreed to pay the structuring advisor a $0.6 million fee pursuant to a separate agreement.

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

The Amended Credit Agreement was jointly and severally guaranteed on a senior basis by certain subsidiaries of Global (excluding, among other subsidiaries, SMART Malaysia). In addition, the Amended Credit Agreement was secured by a pledge of the capital stock of, or equity interests in, most of the subsidiaries of SMART Worldwide (including, without limitation, SMART Malaysia, Penguin, SMART EC and SMART Wireless) and by substantially all of the assets of the subsidiaries of SMART Worldwide, excluding the assets of SMART Malaysia and certain other subsidiaries.

Covenants. The Amended Credit Agreement contained various representations and warranties and affirmative and negative covenants that are usual and customary for loans of this nature including, among other things, limitations on the Credit Group’s ability to engage in certain transactions, incur debt, pay dividends, and make investments. The Amended Credit Agreement also required that the Credit Group maintain a Secured Leverage Ratio not in excess of 3.5:1.0 as of the end of each fiscal quarter (commencing with the fiscal quarter ending November 24, 2017) and puts restrictions on the Credit Group’s ability to retain cash proceeds from the sale of certain assets with net proceeds in excess of $2 million, subject to customary six-month reinvestment rights. The Incremental Amendment required the Credit Group to repay the Penguin Credit Facility, as defined below, and to pledge as collateral, all of the capital stock of and substantially all of the assets of Penguin within 60 days after the closing of the Penguin acquisition.

Interest and Interest Rates. Loans under the Amended Credit Agreement accrued interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings was 6.25% and with respect to base rate borrowings was 5.25%. The interest rate on the Initial Term Loans and Incremental Term Loans was 8.16% and 8.14% through February 11, 2020, respectively.

The applicable margin for revolving loans adjusted every quarter based on the Secured Leverage Ratio for the most recent fiscal quarter with the applicable margin for revolving loans with respect to LIBOR borrowings ranging from 3.75% to 4.00% and the applicable margin for revolving loans with respect to base rate borrowings ranging from 2.75% to 3.00%.

Interest on base rate loans is payable on the last day of each calendar quarter. Interest on LIBOR-based loans is payable every one, two, three, six or twelve months after the date of each borrowing, depending on the particular interest rate period selected with respect to such borrowing.

Principal Payments. The Amended Credit Agreement required quarterly repayments of principal under the Initial Term Loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter and, commencing on November 30, 2018, quarterly repayments of principal under the Incremental Term Loans equal to 2.5% of $60 million, or $1.5 million per fiscal quarter.  As a result of the Second Amendment, the borrowers were granted a holiday in fiscal 2019 from the obligation to make repayments of principal under the Initial Term Loans and the Incremental Term Loans. During the three and six months ended February 28, 2020, the borrowers made scheduled principal payments of $0 and $5.6 million, respectively and $0 for the corresponding periods in fiscal 2019.

Prepayments. The borrowers had the right at any time to make optional prepayments of the principal amounts outstanding under the Amended Credit Agreement provided that prepayments of principal which were voluntary or were made in connection with certain transactions were subject to prepayment premiums of 3%, 2%, and 1% during the first, second and third years, respectively, after the effective date of the Amended Credit Agreement.

The Amended Credit Agreement also required certain mandatory prepayments of principal whereby the borrowers were required to prepay outstanding loans, subject to certain exceptions, which includes, among other things:

•

(i) 75% of excess cash flow on a semi-annual basis if the total leverage ratio was greater than 1.5:1.0, (ii) 50% of excess cash flow on a semi-annual basis if the total leverage ratio was greater than 1.0:1.0 but less than or equal to 1.5:1.0 and (iii) 25% of excess cash flow on an annual basis if the secured leverage ratio was less than or equal to 1.0:1.0, which amounts would have been reduced by any voluntary prepayments of principal made in the applicable period;

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

As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise have been due with respect to any period of fiscal 2019. No mandatory prepayments were required for the three months and six months ended February 28, 2020 or for fiscal 2019.

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

Term loans under the Amended Credit Agreement were issued at a discount of 2.0% of the then outstanding principal amount of $165 million, for a discount of $3.3 million. The Company incurred $8.7 million in debt issuance costs upon entering into the Amended Credit Agreement, of which $5.3 million was attributable to the term loans and recorded as a direct reduction to the face amount of the term loans, and $3.4 million was allocated to the revolving line of credit and recorded as a separate asset on the balance sheet. Debt issuance costs and debt discount related to term loans were amortized to interest expense based on the effective interest rate method over the life of the term loans. Those fees allocated to the revolving line of credit were amortized to interest expense ratably over the life of the revolving line of credit.

In February 2020, the Company used net proceeds from the offering of the Notes to repay in full all outstanding principal balances, and to pay the associated prepayment premiums, accrued and unpaid interest and related fees and expenses, of the term loans under the Second Amended and Restated Credit Agreement, dated as of August 9, 2017, among certain of the Company’s subsidiaries. The Company paid $208.7 million toward the full repayment of the outstanding debt including $202.9 million of principal, $3.8 million of accrued interest and $2.0 million of prepayment premiums. Unamortized debt discounts and issuance costs as of February 11, 2020 amounted to $4.6 million. As a result of the early repayment of the term loans the Company recognized a loss on extinguishment of debt in other income (expense), net of $6.6 million.

As of February 28, 2020 and August 30, 2019, the outstanding principal balance of all term loans under the Amended Credit Agreement was $0 and $208.5 million, respectively, and there were no outstanding revolving loans. The fair value of the term loans as of August 30, 2019 was estimated to be approximately $210.6 million. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

On March 6, 2020, subsequent to the date of this balance sheet, SMART Worldwide, Global and SMART Modular entered into a third amended and restated credit agreement (the Third Amended and Restated Credit Agreement) which amended and restated the Amended Credit Agreement and the Second Amendment.

The Third Amended and Restated Credit Agreement provides for an extension of the maturity on the $50 million revolving credit facility from February 9, 2021, to March 6, 2025.

The Third Amended and Restated Credit Agreement also reduces the applicable margin on revolving loans incurred thereunder. Under the Third Amended and Restated Credit Agreement, loans bear interest at a rate per annum equal to either, at the borrowers’ option, a LIBOR rate or a base rate, in each case plus an applicable margin. The applicable margin was reduced by 25 basis points and will now be (i) 3.75% per annum with respect to LIBOR borrowings, and 2.75% per annum with respect to base rate borrowings when the First Lien Leverage Ratio, as defined in the Third Amended and Restated Credit Agreement,  is greater than 2.25 to 1.00 and (ii) 3.50% per annum with respect to LIBOR borrowings, and 2.50% per annum with respect to base rate borrowings when the First Lien Leverage Ratio is less than or equal to 2.25 to 1.00.

The Third Amended and Restated Credit Agreement also modifies the financial maintenance covenant included therein to be set at a First Lien Leverage Ratio of 3.50 to 1.00 and to be applicable only if drawn revolving loans (plus issued letters of credit in excess of $10 million) outstanding as of the last day of any quarter exceed 30% of the aggregate revolving commitments available under the Third Amended and Restated Credit Agreement.

The Third Amended and Restated Credit Agreement also increases the cap on the run rate cost savings add-back to the definition of Consolidated EBITDA to 35%, from 20% in the Amended Credit Agreement and extends the time period for run rate cost savings actions to 24 months, from 12 months in the Amended Credit Agreement.

The Third Amended and Restated Credit Agreement also makes certain changes and/or improvements to the covenants and other terms in the Amended Credit Agreement, including, among other things, (i) the elimination of the quarterly/annual lender call requirements, (ii) the expansion of the provisions for “Limited Conditionality Transactions” to include dividend declarations and irrevocable prepayment notices, (iii) the addition of debt and lien baskets permitting the incurrence of up to $150 million of “asset-based” revolving facilities, (iv) the addition of certain debt and lien baskets permitting the incurrence of additional debt and liens based on compliance with certain specified leverage and/or interest coverage ratios and (v) adjustments to threshold amounts and baskets under certain other covenants.

The Third Amended and Restated Credit Agreement is jointly and severally guaranteed on a senior basis by certain subsidiaries of Global (excluding, among other subsidiaries, SMART Malaysia). In addition, the Third Amended and Restated Credit Agreement is secured by a pledge of the capital stock of, or equity interests in, most of the subsidiaries of SMART Worldwide (including, without limitation, SMART Malaysia, Penguin, SMART EC. and SMART Wireless) and by substantially all of the assets of the subsidiaries of Holdings, excluding the assets of SMART Malaysia and certain other subsidiaries.

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES (such loan the BNDES 2013 Credit Agreement). Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $11.9 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. SMART Brazil’s obligations under the BNDES 2013 Credit Agreement were guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil in favor of Itaú Bank and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement.

Approximately half of the available debt under the BNDES 2013 Credit Agreement accrued interest at a fixed rate while the other half accrued interest at a floating rate. The facility under the BNDES 2013 Credit Agreement was a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment made on July 15, 2019.

As of February 28, 2020 and August 30, 2019, SMART Brazil had no outstanding debt under the BNDES 2013 Credit Agreement.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Credit Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $12.4 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

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

In July 2018, SMART Brazil entered into guarantee arrangements with Banco Votorantim S.A. which bank in turn replaced the guarantees of the BNDES Credit Agreements previously issued by Itaú Bank.  As a result, the guarantees with Itaú Bank were cancelled and Itaú Bank returned R$22.0 million (or $5.9 million) of committed balances to SMART Brazil in the first quarter of fiscal 2019. As such, the Company no longer has any restricted cash on its condensed consolidated balance sheets as of February 28, 2020.

The available debt under the BNDES 2014 Credit Agreement accrues interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal payment being due on July 15, 2020.

As of February 28, 2020 and August 30, 2019, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was R$6.6 million (or $1.5 million) and R$13.2 million (or $3.5 million), respectively.

While the BNDES Credit Agreements do not include any financial covenants, they contain affirmative and negative covenants customary for loans of this nature, including, among other things, an obligation to comply with all laws and regulations; a right for BNDES to terminate the loan in the event of a change of effective control; and a prohibition against the disposition or encumbrance, without BNDES consent, of intellectual property developed with the funds from the loans. The BNDES 2013 Credit Agreement included an obligation to draw down the entire loan within specified periods of time or pay unused commitment fees of 0.1%. The BNDES 2014 Credit Agreement required a loan fee of 0.3% of the total face amount of the loan facility.

The fair value of amounts outstanding under the BNDES Credit Agreements as of February 28, 2020 and August 30, 2019 were estimated to be approximately $1.5 million and $3.3 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

The Convertible Senior Notes, due 2026, Amended Credit Agreement and the BNDES 2014 Agreement are classified as follows in the accompanying consolidating balance sheets (in thousands):

	February 28,	August 30,
	2020	2019
Notes	$250,000	$—
Term loans	—	208,500
BNDES 2014 principal balance	1,546	3,506
Unamortized debt discount	(52,138)	(1,885)
Unamortized debt issuance costs	(6,269)	(3,617)
Net amount	193,139	206,504
Current portion of long-term debt	(1,546)	(24,054)
Long-term debt	$191,593	$182,450

The future minimum principal payments under the Notes and the BNDES 2014 Agreement as of February 28, 2020 are (in thousands):

	Notes	BNDES	TOTAL
Fiscal year ending August:
Remainder of fiscal 2020	$—	$1,546	$1,546
2021	—	—	—
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	250,000	—	250,000
Total	$250,000	$1,546	$251,546

(8)	Financial Instruments

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

•

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets and liabilities. The Company’s Level 2 liabilities include the Notes, term loans under the Amended Credit Agreement, BNDES Credit Agreements and derivative financial instrument.

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities include the contingent consideration related to the SMART EC acquisition (see Note 2), which had a fair value of $0 as of February 28, 2020 and August 30, 2019, and capped calls (see Note 7).

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of February 28, 2020:
Assets
Cash and cash equivalents	$141.9	$—	$—	$141.9
Capped calls(1)	—	—	17.0	17.0
Derivative financial instruments(2)	—	1.1	—	1.1
Total assets measured at fair value	$141.9	$1.1	$17.0	$160.0
Liabilities
Notes(3)	$—	$253.0	$—	$253.0
BNDES Credit Agreements(4)	—	1.5	—	1.5
Total liabilities measured at fair value	$—	$254.5	$—	$254.5
Balances as of August 30, 2019:
Assets
Cash and cash equivalents	$98.1	$—	$—	$98.1
Total assets measured at fair value	$98.1	$—	$—	$98.1
Liabilities
Term loans	$—	$210.6	$—	$210.6
BNDES Credit Agreement(3)	—	3.3	—	3.3
Derivative financial instruments(4)	—	0.2	—	0.2
Acquisition-related contingent consideration	—	—	—	—
Total liabilities measured at fair value	$—	$214.1	$—	$214.1

(1)	Included in other noncurrent assets on the Company’s condensed consolidated balance sheets - see Note 7.
(2)	Included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets - see Note 4.
(3)	Included under long-term debt on the Company's condensed consolidated balance sheets - see Note 7.
(4)	Included in accrued liabilities on the Company's condensed consolidated balance sheets - see Note 4.

The following information details the changes in non-derivative assets related to the capped calls measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods indicated. The initial fair value upon issuance of the capped calls was $21.8 million.  In the quarter ended February 28, 2020, there was a loss on mark to market adjustment of $4.8 million, therefore resulting in a fair value of $17.0 million as of February 28, 2020.

(9)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which was amended and restated as of May 18, 2017 to be known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan. On January 29, 2019, the shareholders approved an amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (as amended, the SGH Plan) which amendment increased the reserve under the SGH Plan by 1,500,000 shares effective as of February 1, 2019. The SGH Plan provides for grants of equity awards to employees, directors and consultants of SMART Global Holdings and its subsidiaries. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. The options and RSUs generally vest over a four-year period beginning on the grant date and generally have a ten-year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of February 28, 2020, there were 5,084,155 ordinary shares reserved for issuance under the SGH Plan, of which 2,259,973 ordinary shares were available for grant. As of August 30, 2019, there were 4,803,315 ordinary shares reserved for issuance under the SGH Plan, of which 1,427,339 ordinary shares were available for grant.

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

The following assumptions were used to value the Company’s stock options:

	Three Months Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2020	2019	2020	2019
Stock options:
Expected term (years)	—	6.25	6.25	6.25
Expected volatility	—	41.68%	46.10%	41.68% - 45.76%
Risk-free interest rate	—	2.62%	1.68%	2.62% - 2.88%
Expected dividends	—	—	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining
		per share	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Options outstanding at August 30, 2019	2,298	$30.65	7.39	$10,916
Options granted	18	25.48
Options exercised	(135)	13.36
Options cancelled	(253)	39.62
Options outstanding at February 28, 2020	1,928	$30.64	7.03	$7,552
Options exercisable at February 28, 2020	744	$26.00	6.73	$4,808
Options vested and expected to vest at February 28, 2020	1,928	$30.64	7.03	$7,552

In March 2018, the Company granted two performance-based stock options that contained a stock market index as a benchmark for performance (Market-Based Options). The share-based compensation expense for these options is recognized over the requisite service period by tranche. The exercisability of Market-Based Options will depend upon the 30-trading day rolling average closing price of Company’s ordinary shares. If the target price is not achieved by the end of 4th or 7th anniversary of the respective grant date, the options will expire. One of the performance-based stock options was cancelled in November 2019, resulting in an additional $2.0 million share-based compensation expense recorded in the first quarter of fiscal 2020. The fair value of Market-Based Options is determined by using a Monte Carlo valuation model, using the following assumptions:

Three Months Ended
May 25, 2018
Stock options:
Expected term (years)	1.10 - 4.00
Expected volatility	46.29%
Risk-free interest rate	2.75%
Expected dividends	—

The Black-Scholes weighted average fair value of options granted under the SGH Plan during the three and six months ended February 28, 2020 was $0 and $11.85 per share, respectively, and $9.62 and $9.83 per share, respectively for the corresponding periods of fiscal 2019. The total intrinsic value of employee stock options exercised in the three and six months ended February 28, 2020 was $1.1 million and $2.5 million, respectively, and $1.7 million and $5.8 million, respectively for the corresponding periods of fiscal 2019. As of February 28, 2020, there was approximately $12.4 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 2.05 years.

SGH Plan—Restricted Stock Awards (RSAs), Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)

A summary of the changes in RSAs and RSUs outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
	Shares	per share	value
Awards outstanding at August 30, 2019	1,078	$27.03	$30,632
Awards granted	194	28.80
Awards vested and paid out	(186)	18.74
Awards forfeited and cancelled	(190)	24.42
Awards outstanding at February 28, 2020	896	$29.68	$24,050

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

The share-based compensation expense related to RSAs, RSUs and PSUs during the three and six months ended February 28, 2020 was approximately $2.5 million and $4.4 million, respectively, and $1.6 million and $3.1 million, respectively for the corresponding periods of fiscal 2019. The total fair value of shares vested during the three and six months ended February 28, 2020 was approximately $3.8 million and $5.9 million, respectively, and $1.7 million and $3.3 million, respectively, for the corresponding periods of fiscal 2019. As of February 28, 2020, there was approximately $20.8 million of unrecognized compensation costs related to awards under the SGH Plan, which will be recognized over a weighted average period of 2.64 years.

Employee Share Purchase Plan

In January 2018, the Company’s shareholders approved the SGH 2018 Employee Share Purchase Plan (the Purchase Plan) under which an aggregate of 650,000 of ordinary shares have been approved for issuance to eligible employees. The Purchase Plan generally permits employees to purchase ordinary shares at 85% of the lower of the fair market value of the ordinary shares at the beginning or at the end of each purchase period, which is generally six months. Rights to purchase ordinary shares are granted during the first and third quarter of each fiscal year.  The Purchase Plan terminates in January 2028. As of February 28, 2020, 176,484 ordinary shares have been purchased under the Purchase Plan and 773,516 ordinary shares are reserved for future purchases by eligible employees. As of August 30, 2019, 109,910 ordinary shares have been purchased under the Purchase Plan and 540,090 ordinary shares are reserved for future purchases by eligible employees.

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

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the three and six months ended February 28, 2020 were approximately $0.6 million and $1.1 million, respectively, and $0.4 million and $0.9 million, respectively for the corresponding periods of fiscal 2019.

(10)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases during the three and six months ended February 28, 2020 was $1.9 million and $3.7 million, respectively, and $1.2 million and $2.3 million, respectively, for the corresponding periods of fiscal 2019.

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2020	2019	2020	2019
Beginning accrued warranty reserve	$1,749	$1,192	$1,770	$856
Warranty claims	(420)	(340)	(1,136)	(706)
Provision for product warranties	279	342	974	1,044
Ending accrued warranty reserve	$1,608	$1,194	$1,608	$1,194

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

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117 million (or $27.4 million) (the First Assessment). The First Assessment was from the federal tax authorities of Brazil and related to four taxes in connection with importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.4 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

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

On December 12, 2013, SMART Brazil received another notice of assessment in the amount of R$3.6 million (or $0.8 million) with respect to the same import-related tax issues and penalties discussed above for 2012 and 2013 (the Third Assessment). The Third Assessment does not seek import duties and related taxes on Dynamic Random Access Memory (DRAM) products and only seeks import duties and related taxes on Flash unmounted components with respect to the months of January 2012 to June 2012. This is because SMART Brazil’s imports of DRAM unmounted components were subject to 0%, and, after June 2012, SMART Brazil’s imports of Flash unmounted components also became subject to 0% import duties and related taxes, both as a result of PADIS. Even with this 0%, if SMART Brazil is found to have used the incorrect product classification code, SMART Brazil will be subject to an administrative penalty equal to 1% of the value of the imports. SMART Brazil has filed defenses to the Third Assessment. The Company believes that SMART Brazil used the correct product code on its imports and that the Third Assessment is incorrect. SMART Brazil intends to vigorously fight this matter. Although SMART Brazil did not receive the Third Assessment until December 12, 2013, the Third Assessment was issued before the CARF decisions in favor of SMART Brazil on the First Assessment and the Second Assessment were published.

The amounts claimed by the tax authorities on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$5.7 million (or $1.3 million) as of February 28, 2020.

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

The following table shows operating results net of inter-segment revenues, which, for the respective three months ended, are not material to the financial statements (dollars in thousands):

	Three Months Ended				Six Months Ended
	February 28, 2020				February 28, 2020
	Specialty Memory Products	Brazil Products	SCSS	Total	Specialty Memory Products	Brazil Products	SCSS	Total
Net Revenue	$111,455	$97,700	$62,887	$272,042	$214,984	$191,699	$137,377	$544,060
Adjusted Gross Profit	$20,784	$14,497	$17,660	$52,941	$40,119	$31,155	$37,406	$108,680
Adjusted Gross Margin	19%	15%	28%	19%	19%	16%	27%	20%

Adjusted Gross Profit and Adjusted Gross Margin excludes share-based compensation (see Note 1(s)), intangible amortization (see Note 1(l)) and corporate expenses ($57 thousand and $0.1 million, respectively).

	Three Months Ended				Six Months Ended
	March 1, 2019				March 1, 2019
	Specialty Memory Products	Brazil Products	SCSS	Total	Specialty Memory Products	Brazil Products	SCSS	Total
Net Revenue	$115,608	$147,111	$41,344	$304,063	$255,557	$346,390	$95,995	$697,942
Adjusted Gross Profit	$27,977	$23,779	$6,080	$57,836	$63,146	$66,768	$13,552	$143,466
Adjusted Gross Margin	24%	16%	15%	19%	25%	19%	14%	22%

Adjusted Gross Profit and Adjusted Gross Margin excludes share-based compensation (see Note 1(s)) and intangible amortization (see Note 1(l)).

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, property and equipment by geographic area is as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2020	2019	2020	2019
Geographic Net Sales:
U.S.	$111,413	$77,744	$230,618	$170,657
Brazil	97,573	147,195	192,372	346,513
Asia	44,783	61,177	84,008	139,072
Europe	10,942	9,680	21,343	23,523
Other Americas	7,331	8,267	15,719	18,177
Total	$272,042	$304,063	$544,060	$697,942

	February 28,	August 30,
	2020	2019
Property and Equipment, Net:
U.S.	$8,807	$8,801
Brazil	38,719	49,221
Malaysia	9,357	8,186
Other	2,146	2,137
Total	$59,029	$68,345

(12)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	February 28, 2020		March 1, 2019		February 28, 2020		March 1, 2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales
Customer A(1)	$56,054	21%	$36,653	12%	$106,069	19%	$138,426	20%
Customer B(2)	28,837	11%	—	—	54,748	10%	—	0%
Customer C(1)	—	—	67,072	22%	—	0%	115,008	16%
Customer D(2)	—	—	36,881	12%	—	0%	88,232	13%
Customer E(2)	—	—	32,148	11%	—	—	—	—
	$84,891	32%	$172,754	57%	$160,817	29%	$341,666	49%

(1)	Brazil Products customer
(2)	Specialty Memory Products customer

As of February 28, 2020, three direct customers that represented less than 10% of net sales, Customers F, G, and H, accounted for approximately 14%, 14% and 10% of accounts receivable, respectively. As of August 30, 2019, three direct customers that represented less than 10% of net sales, Customers C, D, and E, accounted for approximately 12%, 15% and 8% of accounts receivable, respectively.

(13)	Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted average of ordinary shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income (loss) by the weighted average of ordinary shares and dilutive potential ordinary shares outstanding during the period. Dilutive potential ordinary shares consist of dilutive shares issuable upon the exercise of outstanding stock options, vesting of RSUs and the Notes computed using the treasury stock method. The dilutive weighted shares are excluded from the computation of diluted net loss per share when a net loss is recorded for the period as their effect would be anti-dilutive.

As the Company has the intent and ability to settle the aggregate principal amount of the Notes plus any in accrued and unpaid interest in cash and any excess in the Company’s ordinary shares, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. In order to compute the dilutive effect, the number of shares included in the denominator of diluted net income per share is determined by dividing the conversion spread value of the “in-the-money” Notes by the Company’s average share price during the period and including the resulting share amount in the diluted net income per share denominator. The conversion spread will have a dilutive impact on net income per ordinary share when the average market price of the Company’s ordinary shares for a given period exceeds the conversion price of $40.61 per share for the Notes.

The Company’s weighted average ordinary share price since the issuance of the Notes has been below the conversion price. Therefore, the Notes would have been anti-dilutive and have been excluded from dilutive shares.

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(9,720)	$12,786	$(9,496)	$43,762
Denominator:
Weighted average shares outstanding:
Basic	23,906	22,872	23,809	22,733
Diluted	23,906	23,359	23,809	23,314
Earnings per share:
Basic	$(0.41)	$0.56	$(0.40)	$1.93
Diluted	$(0.41)	$0.55	$(0.40)	$1.88
Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	7,411	1,477	7,520	1,393

(14)	Other Income (Expense), Net

The following table provides the detail of other income (expense), net as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 28,	March 1,	February 28,	March 1,
	2020	2019	2020	2019
Foreign currency gains (losses)	$(1,191)	$47	$(2,102)	$(3,337)
Loss on capped call mark-to-market adjustment	(4,795)	—	(4,795)	—
Loss on early extinguishment of debt	(6,630)	—	(6,630)	—
Other	230	205	301	260
Total other income (expense), net	$(12,386)	$252	$(13,226)	$(3,077)

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

Recent Developments – COVID 19

An outbreak of a new respiratory illness caused by coronavirus disease 2019 (“COVID-19”) has resulted in hundreds of thousands of infections and tens of thousands of deaths worldwide, as of the date of filing of this Quarterly Report, and continues to spread in  the United States, Asia, Europe and Brazil, the major markets in which we operate. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of stay-at-home or work remote or from home conditions in many of the locations where we have offices. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, if the stay-at-home or work remote or from home conditions in any of our facilities continues for an extended period of time, or if we have an outbreak in any of our facilities, we may, among other issues, experience delays in product development, a decreased ability to support our customers, disruptions in sales and manufacturing activities and an overall lack of productivity. Similarly, while we have not yet experienced a major disruption in our supply chain as a result of the COVID-19 pandemic, if there is a significant outbreak or if travel restrictions or stay-at-home or work remote or from home conditions or other restrictions relating to the COVID-19 pandemic significantly impacts our suppliers’ ability to manufacture or deliver raw materials or provide key components or services, we could experience delays or reductions in our ability to manufacture and ship products to our customers. The pandemic may also impact our customers’ ability to manufacture their products, which could reduce their demand for our products or services. While we don’t know and cannot quantify specific impacts, we expect we may be negatively affected if we encounter manufacturing or supply chain problems, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other COVID-19 ramifications. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in this Quarterly Report.

Results of Operations

The following is a summary of our results of operations for the three and six months ended February 28, 2020 and March 1, 2019:

	Three Months Ended				Six Months Ended
	February 28, 2020	% of sales*	March 1, 2019	% of sales*	February 28, 2020	% of sales*	March 1, 2019	% of sales*
	(in thousands, other than percentages and per share data)
Consolidated Income Statements:
Net sales	$272,042	100%	$304,063	100%	$544,060	100%	$697,942	100%
Cost of sales (1)	220,536	81%	246,932	81%	438,234	81%	555,742	80%
Gross profit	51,506	19%	57,131	19%	105,826	19%	142,200	20%
Operating expenses:
Research and development (1)	14,702	5%	11,238	4%	29,588	5%	23,054	3%
Selling, general and administrative (1) (2)	28,648	11%	23,442	8%	62,201	11%	48,896	7%
Total operating expenses	43,350	16%	34,680	11%	91,789	17%	71,950	10%
Income from operations	8,156	3%	22,451	7%	14,037	3%	70,250	10%
Other income (expense):
Interest expense, net	(4,150)	(2%)	(5,273)	(2%)	(8,642)	(2%)	(11,148)	(2%)
Other expense, net	(12,386)	(5%)	252	0%	(13,226)	(2%)	(3,077)	0%
Total other expense	(16,536)	(6%)	(5,021)	(2%)	(21,868)	(4%)	(14,225)	(2%)
Income (loss) before income taxes	(8,380)	(3%)	17,430	6%	(7,831)	(1%)	56,025	8%
Provision for income taxes	1,340	0%	4,644	2%	1,665	0%	12,263	2%
Net income (loss)	$(9,720)	(4%)	$12,786	4%	$(9,496)	(2%)	$43,762	6%

Earnings per share:
Basic	$(0.41)		$0.56		$(0.40)		$1.93
Diluted	$(0.41)		$0.55		$(0.40)		$1.88
Shares used in computing earnings per share:
Basic	23,906		22,872		23,809		22,733
Diluted	23,906		23,359		23,809		23,314
* Summations may not compute precisely due to rounding.

(1) Includes share-based compensation expense as follows:
Cost of sales	$731		$607		$1,461		$1,152
Research and development	783		660		1,527		1,294
Selling, general and administrative	3,133		2,881		7,615		5,757
(2) Includes amortization of intangible assets expense as follows:
Cost of sales	$647		$98		$1,294		$114
Selling, general and administrative	2,766		961		5,533		1,922

Three and Six Months Ended February 28, 2020 as Compared to the Three and Six Months Ended March 1, 2019

Net Sales

Net sales decreased by $32.0 million, or 10.5%, during the three months ended February 28, 2020 compared to the same period in the prior year, and by $153.9 million, or 22.0% during the six months ended February 28, 2020 compared to the same period in the prior year. Net sales were negatively impacted by a decrease in Brazil product sales of $49.4 million, or a decline of 33.6%, and $154.7 million, or a decline of 44.7%, for the three and six-month periods, respectively. The Brazil product sales decrease was primarily due to lower average selling prices for both mobile memory and DRAM products having declines of 72% and 53%, respectively, and 71% and 61%, respectively, as raw material costs decreased by 35% and 45%, respectively, for the three and six-month periods. In addition, our sales of Specialty products had a decrease of $4.2 million, or a decline of 3.6%, and $40.6 million, or a decline of 15.9%, for the three and six-month periods, respectively, primarily due to lower revenue from Specialty DRAM products resulting from 32% and 33% lower average selling prices as raw material costs declined by 10% and 22%, for the three and six-month periods, respectively, as well as changes in product mix.  The decreases in Brazil and Specialty were partially offset by additional revenue from SCSS of $21.5 million, or an increase of 52.1%, and $41.4 million, or an increase of 43.1%, for the three and six-month periods, respectively, mainly driven by our two recent acquisitions in July 2019 which contributed $19.6 million and $47.1 million of revenue for the three and six-month periods, respectively.

Cost of Sales

Cost of sales decreased by $26.4 million, or 10.7%, during the three months ended February 28, 2020 compared to the same period in the prior year, and by $117.5 million, or 21.1%, during the six months ended February 28, 2020. The decrease in the three and six-month periods was primarily due to lower cost of materials of $28.8 million and $118.8 million (or 13% and 24%), respectively, due to the lower level of sales and lower production costs for the Brazil products and Specialty Memory products, partially offset by higher production costs related to the increased revenue and additional costs for the new SCSS acquisition in July 2019. Included in the cost of sales decreases were favorable foreign exchange impacts of $1.0 million and $1.4 million for the three and six-month periods, respectively, due to locally sourced cost of sales in Brazil.

Gross Profit

Gross margin was relatively flat for both three-month periods, and decreased slightly in the six-month periods to 19.5% in the six months ended February 28, 2020 compared to 20.4% in the same period in the prior year, primarily due to fixed manufacturing costs on lower revenue for Brazil, as well as higher cost of sales for our SCSS businesses.

Research and Development Expense

Research and development (“R&D”) expense increased by $3.5 million, or 30.8%, during the three months ended February 28, 2020 compared to the same period in the prior year, and by $6.5 million, or 28.3%, during the six months ended February 28, 2020 compared to the same period in the prior year. The increase was primarily due to $3.9 million and $7.8 million of higher costs from the addition of our new SCSS businesses, in the three and six-month periods, respectively. Included in the R&D expense increases were favorable foreign exchange impacts of $0.3 million and $0.4 million for the three and six-month periods, respectively.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased by $5.2 million, or 22.2%, during the three months ended February 28, 2020 compared to the same period in the prior year, and by $13.3 million, or 27.2%, during the six months ended February 28, 2020 compared to the same period in the prior year. The increases were primarily due to $5.4 million and $11.8 million of higher costs from the addition of our new SCSS businesses, in the three and six-month periods, respectively, as well as higher costs associated with our acquisitions, integration expenses and facilities expense. Included in the SG&A expense increase were favorable foreign exchange impacts of $0.2 million and $0.3 million for the three and six-month periods, respectively.

Other Income (Expense)

Interest expense, net decreased $1.1 million, or 21.3%, during the three months ended February 28, 2020 compared to the same period in the prior year, and by $2.5 million, or 22.5%, during the six months ended February 28, 2020 compared to the same period in the prior year, primarily due to lower interest expense resulting from a lower term loan balances and lower revolver fees from reduced borrowings, as well as higher interest income due to increased cash.

Other expense, net increased by $12.6 million and $10.1 million for the three and six-month periods, respectively, primarily due to $6.6 million extinguishment loss of long-term debt, $4.8 million mark-to-market losses on the capped calls, as well as foreign currency losses.

Provision for Income Taxes

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to SMART, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three and six months ended February 28, 2020 decreased by $3.3 million and $10.6 million, respectively, as compared to the same periods in the prior year, primarily due to lower profits in certain non-U.S. jurisdictions subject to tax.

As of February 28, 2020, SMART has a full valuation allowance for our net deferred tax assets associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Liquidity and Capital Resources

	Six Months Ended
	February 28, 2020	March 1, 2019
	(in thousands)
Cash provided by operating activities	$48,601	$74,406
Cash used in investing activities	(9,272)	(19,711)
Cash provided by financing activities	11,842	853
Effect of exchange rate changes on cash, cash equivalents and restricted cash *	(7,450)	2,392
Net increase in cash, cash equivalents and restricted cash *	$43,721	$57,940

*Cash balance was adjusted to include restricted cash upon adoption of ASU 2016-18 in fiscal 2019.

At February 28, 2020, we had cash and cash equivalents of $141.9 million, of which approximately $118.5 million was held outside of the United States.

In February 2020, we issued $250.0 million in aggregate principal amount of 2.25% convertible senior notes due 2026 for which we received proceeds of $243.1 million, net of issuance costs. We used $204.9 million for extinguishment of long-term debt and $21.8 million for purchasing privately-negotiated capped calls. See Note 7 for additional information.

In July 2019, we acquired SMART EC and SMART Wireless for purchase prices of approximately $77 million and $14 million, respectively. We financed these acquisitions using cash from operations, as well as approximately $11 million in SGH ordinary shares issued in connection with the SMART Wireless acquisition. See Note 2 for additional information.

In June 2018, we acquired Penguin for a purchase price of approximately $44 million and assumed approximately $32.3 million of Penguin’s outstanding indebtedness. We financed the acquisition with net proceeds from the $60 million Incremental Amendment. See Notes 2 and 7 for additional information.

We expect that our existing cash and cash equivalents, revolving line of credit and cash generated by operating activities will be sufficient to fund our operations for at least the next twelve months. Our principal uses of cash and capital resources are acquisitions, debt service requirements as described below, capital expenditures, R&D expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding capacity of our operations, expanding our R&D activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents consist of funds held in demand deposit accounts and money market funds. We do not enter into investments for trading or speculative purposes.

During the six months ended February 28, 2020, cash provided by operating activities was $48.6 million. The primary factors affecting our cash flows during this period were $44.6 million of non-cash related expenses and $13.5 million change in our net operating assets and liabilities, partially offset by $9.5 million of net loss. The $13.5 million change in net operating assets and liabilities consisted of increases of $4.5 million in accounts receivable and $45.6 million in inventory, and a decrease of $2.1 million of operating lease liabilities, offset by a decrease of $6.5 million in prepaid expenses and other assets and increases of $56.7 million of accounts payable and $2.5 million in accrued expense and other liabilities. The increase in accounts receivable was primarily due to timing of sales, while the increases in inventory and accounts payable were primarily due to the transition of inventory from contract manufacturers to the company due to our recent acquisitions, as well as higher purchases for certain programs.

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

Net cash used in investing activities during the six months ended February 28, 2020 was $9.3 million consisting primarily of purchases of property and equipment. Net cash used in investing activities during the six months ended March 1, 2019 was $19.7 million consisting primarily of purchases of property and equipment.

Net cash provided by financing activities during the six months ended February 28, 2020 was $11.8 million, consisting primarily of $243.1 million proceeds from issuance of convertible notes and $3.0 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans, partially offset by $204.9 million payment for extinguishment of long-term debt, $21.8 million purchase of capped calls, $7.2 million long-term debt payments for both the Amended Credit Agreement and the BNDES Credit Agreement and $0.4 million for withholding tax on restricted stock units. Net cash provided by financing activities during the six months ended March 1, 2019 was $0.9 million, consisting primarily of $4.4 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans, partially offset by $3.4 million long-term debt payments for the BNDES Credit Agreements and $0.2 million for withholding tax on restricted stock units.

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

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the Brazil reais. Approximately 35% and 50% of our net sales during the six months ended February 28, 2020 and March 1, 2019, respectively, originated in reais. We present our combined financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our combined financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our consolidated income statements is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated income statements are also impacted by foreign currency gains and losses recorded in Other Expense arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During the six months ended February 28, 2020 and March 1, 2019, we recorded $2.1 million and $3.3 million, respectively, of foreign exchange losses.

Interest Rate Risk

We are subject to interest rate risk in connection with our short-term debt under the Amended Credit Agreement as of February 28, 2020. Although we did not have any revolving balances outstanding as of February 28, 2020, the revolving facility under the Amended Credit Agreement provides for borrowings of up to $50 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the revolving loans under the Amended Credit Agreement were fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $0.5 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 10, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

Other than as described below, there have been no material changes to the risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for our fiscal year ended August 30, 2019.  These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

We face risks related to Novel Coronavirus (COVID-19), which could significantly disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, and which could have a material adverse impact on our business, financial condition, operating results and cash flows.

Our business may be adversely impacted by the effects of COVID-19. We source our materials from different parts of the world that have been affected by the virus which could have an adverse impact on our supply chain and our ability to get the materials we need to build our products. Our operations as well as the operations of our suppliers, customers and third-party sales representatives and distributors have been and will continue to be disrupted by varying governmental responses to COVID-19 around the world such as business shutdowns, stay-at-home directives, travel restrictions, border closures, and other travel or health-related restrictions as well as by absenteeism, quarantines, self-isolations, office and factory closures, delays on deliveries, and disruptions to ports and other freight infrastructure. Depending on the magnitude and duration of such disruptions, our sales and marketing activities could be negatively impacted and our product development, manufacturing and product shipments could be delayed impacting our revenues and our ability to meet customer commitments.

Government shutdown orders or stay-at-home directives, or an outbreak among or quarantine of the employees in any of our facilities, could cause significant interruptions to, or temporary closures of our operations. Since a large percentage of our production is done in a small number of facilities, a disruption to operations in any one facility could have a material impact on our business.

In addition, COVID-19 or other disease outbreaks will in the short-term, and may over the longer term, adversely affect the economies and financial markets within many countries and regions, including in the United States, Brazil, Asia and Europe, which are the primary geographic areas in which we conduct business, possibly resulting in a significant economic downturn.

Moreover, to the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof adversely affects our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our fiscal year ended August 30, 2019, such as those relating to factors affecting fluctuations in our operating results from quarter to quarter, worldwide economic and political conditions, changes in the political or economic environments in Brazil, Malaysia or other international geographies in which we do business, reliance on a limited number of customers for a significant portion of our net sales, inventory write-downs or write-offs, our dependence on a small number of sole or limited source suppliers, our ability to maintain manufacturing efficiency, disruption of our operations at our manufacturing facilities, our reliance on third-party sales representatives to assist in selling our products, risks generally associated with international business operations, risks related to foreign currency exchange rates, our high level of indebtedness, including our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness and our ability raise additional funds when and as needed.

There can be no assurance that any decrease in sales resulting from the wide-ranging effects of COVID-19 will be offset by increased sales in subsequent periods.

We are unable to accurately predict the impact that COVID-19 will have due to various uncertainties and future developments, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, the occurrence of other epidemics, the imposition of related public health measures and travel and business restrictions or other actions that may be taken by governmental authorities in an effort to contain or treat the virus, all of which, together with the disruptions and other factors discussed above could have a material adverse effect on our customer relationships, operating results, cash flows, financial condition and have a negative impact on our stock price.

We may be unable to raise the funds necessary to repurchase our convertible senior notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.

Holders of our 2.25% convertible senior notes due 2026, or the Notes, may, subject to a limited exception, require us to repurchase their Notes following a “fundamental change” (as defined in the indenture governing the Notes, or the Indenture) before the maturity date at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in ordinary shares (other than paying cash in lieu of delivering any fractional share). We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, including our Amended and Restated Credit Agreement, may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

Provisions in the Notes and the Indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Notes and the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change”, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the Indenture), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us, including in a transaction that noteholders or holders of our ordinary shares may view as favorable.

The accounting method for the Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying ordinary shares in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. Under applicable accounting principles, the initial liability carrying amount of the Notes is the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, unconvertible debt. We reflected the difference between the net proceeds from the issuance of the Notes and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income or higher reported losses. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our ordinary shares and the Notes.

In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, we expect to be eligible to use the treasury stock method to reflect the shares underlying the Notes in our diluted earnings per share. Under this method, if the conversion value of the Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Notes were converted and that we issued ordinary shares to settle the excess. However, if reflecting the Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, then the shares underlying the Notes will not be reflected in our diluted earnings per share. In addition, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. For example, in July 2019, the Financial Accounting Standards Board published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into ordinary shares at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely ordinary shares (other than paying cash in lieu of delivering any fractional ordinary share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

The capped call transactions may affect the value of the Notes and our ordinary shares.

In connection with the pricing of the Notes, we have entered into privately negotiated capped call transactions, or Capped Calls, with certain financial institutions. The Capped Calls are expected generally to reduce the potential economic dilution to holders of our ordinary shares upon any conversion of the Notes, with such reduction and/or offset subject to a cap.

At the time of the issuance of the Notes, we were not permitted under the terms of our amended and restated memorandum and articles of association to repurchase our ordinary shares. As such, until we notified the counterparties to the Capped Calls that we have obtained shareholder approval to receive shares in connection with the Capped Calls, we were only entitled to receive cash upon settlement, cancellation or termination of the Capped Calls. On March 30, 2020, after the date of the balance sheet contained in this Quarterly Report on Form 10-Q, we received such shareholder approval and on March 31, 2020 we notified the counterparties to the Capped Calls of this approval.

In connection with establishing their initial hedges of the Capped Calls, the Capped Call counterparties or their respective affiliates likely entered into various derivative transactions with respect to our ordinary shares and/or purchased ordinary shares concurrently with or shortly after the pricing of the Notes. In addition, the Capped Call counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our ordinary shares and/or purchasing or selling our ordinary shares or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any Observation Period (as defined in the Indenture) related to a conversion of Notes). This activity could also cause or avoid an increase or a decrease in the market price of our ordinary shares or the Notes.

The potential effect, if any, of these transactions and activities on the trading price of our ordinary shares or the Notes will depend in part on market conditions. Any of these activities could adversely affect the trading price of our ordinary shares or the Notes.

Our success in Brazil depends in part on Brazilian laws establishing incentives for local manufacturing of electronics products. The elimination of or a reduction in the incentives for local manufacturing, or our inability to secure the benefits of these regulations, could significantly reduce the demand for, and the profit margins on, our products in Brazil.

Successive Brazilian governmental administrations have adopted economic policies intended to foster innovation and investment in local production, stimulate job growth, provide stimulus to exports and defend local manufacturers in various industries. In recent decades, the Brazilian government identified the design and manufacture of ICs as a priority and established tax incentives and local content requirements intended to promote the development of the local IT industry. These incentives include the PPB/IT Program, PADIS and Lei do Bem. The law that provides the PPB/IT Program benefits is currently legislated to remain in force through the end of 2029. The PPB/IT Program is intended to promote local manufacturing by allowing qualified companies to receive incentives when they sell specified IT products, including desktops, notebooks, servers, SmartTVs and mobile products that contain components that are manufactured in Brazil. The PPB/IT Program, through the enactment of several ordinances, provided for reduced Brazilian federal excise tax rate, or the IPI, for qualified parties as compared to the rate that is required to be collected by non-qualified parties. The PPB/IT Program provided an incentive for certain customers to purchase products from us because they were not required to pay the regular level of IPI on their purchases. Under the PPB/IT Program, the percentage of local content required in specified IT products increased significantly from 2006 to 2019. For example, under the PPB/IT Program, from 2006 to 2019, the total requirement of DRAM modules made with locally packaged DRAM ICs for notebook computers increased from 0% to 80%. In order to receive the intended treatment as a PPB/IT Program supplier, our subsidiary, SMART do Brazil, is required to invest in research and development activities in an amount equal to 4% of its gross annual sales revenues reduced by the following: the cost of raw materials qualified as products eligible for the PPB/IT Program, including the ICs that are purchased from our other Brazilian subsidiary, SMART Brazil, and that are used to make memory modules; applicable sales taxes; the value of products exported out of Brazil; and the value of products shipped to the Manaus Free Trade Zone.

Brazil’s local content requirements for the IT industry have been subject to criticism by other governments and international organizations. In 2013, the European Union, or the EU, later joined by Japan, requested the establishment of a panel within the World Trade Organization, or the WTO, to determine whether the structure of certain programs enacted by the Brazilian government concerning incentives and local content requirements for the automotive and several other industries (including the IT industry and including portions of Lei do Bem that do not relate to our business, PADIS and the PPB/IT Program), are inconsistent with WTO rules. On August 30, 2017, the WTO panel released a report and on December 13, 2018, after hearing appeals, the appellate body of the WTO released its decision in which it upheld some of the panel’s findings that, among other things, the tax exemptions, reductions and suspensions granted for the automotive, IT and other industries amount to subsidies that are inconsistent with the principles of the various WTO agreements, while also rejecting some of the complaints by the EU and Japan. The WTO’s decision included a recommendation that Brazil withdraw certain of the subsidies, however, it does not impact the benefits that we receive under Lei do Bem. The appellate body also noted that it would not contravene the principles of the WTO agreements for Brazil to establish local manufacturing processes as a condition to benefit from incentives granted by the government provided that certain conditions are met.

In response to the WTO report, government authorities in Brazil revoked several ordinances that established local content requirements under the PPB/IT Program, many of which were related to our local business. The revocation became effective June 30, 2019. Government officials in Brazil have continued to express their intent to restructure the incentives to be consistent with the WTO principles while still continuing to support local industry.  In June 2019, the authorities in Brazil published the first of a series of new ordinances, effective as of July 1, 2019, that provided a structure for revised support for local manufacturing utilizing a score-based point system for eligibility for incentives. In this system, each manufacturing process within an electronic device is assigned a different number of points. Our manufacturing processes related to memory products are a valuable part of the electronics manufacturing chain and, as such, are expected to provide our customers the opportunity to accomplish a significant number of the overall points required if they purchase products manufactured by us in Brazil.

As part of making the local regulation compatible with the WTO principles, the government of Brazil also enacted a new law that, effective April 1, 2020, provides for changes in the mechanism of tax incentives granted to the IT sector that impacts SMART Brazil and SMART do Brazil as well as their customers. While participants in the PPB/IT Program will no longer be allowed the benefits of reduced IPI as of April 1, 2020, these participants will be granted financial credits based on varying multipliers of their annual R&D investments subject to varying caps related to certain percentages of the sales revenue within the country. These financial credits can be used by participants either as a credit against various taxes, or to request a refund in cash.

While we believe that this score-based system will continue to incentivize our Brazilian customers to purchase products from us in Brazil, there can be no assurance that the replacement programs will ultimately provide the same or a similar level of support and benefit for our customers and our business as was previously in place. There can also be no assurance that the WTO, the EU and Japan will agree that this new program structure is compliant with the WTO agreements. Any adverse change in legislation or in the impact and effectiveness of the local incentives programs, or our failure to meet the requirements of any of the regulations, could significantly reduce the demand for, the profit margins on, and the competitiveness of our products in Brazil, and would have a material adverse effect on our business, results of operations and financial condition.

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

We have structured our operations in a manner designed to maximize our benefit from various tax incentives and/or tax holidays extended to manufacturers in Brazil and Malaysia to encourage investment and employment. In Brazil, we participate in the following government investment incentive programs, among others:

•

Support Program for the Technological Development of the Semiconductor and Display Industries (PADIS), 2007. PADIS is designed to promote the development of the local semiconductor industry. We began operations under the PADIS rules in February 2011 and have been qualified for beneficial tax treatment in connection with several products that we manufacture in Brazil. The PADIS benefits include: (i) relief from Brazil’s corporate income tax, resulting in a reduction in the Brazilian statutory income tax rate from 34% to 9% on taxable income from the semiconductor IC portion of our operations, (ii) relief from the PIS and COFINS Contributions, the IPI, and Brazil’s import tax, on both the import and domestic acquisition of fixed assets, inputs, software and sale of final products eligible for PADIS, and (iii) relief from Brazil’s tax on outbound royalties, or CIDE. Effective April 1, 2020, the reduction of the IPI, PIS and COFINS rates to zero percent is no longer available as a result of a December 2019 amendment to the PADIS Program intended at making PADIS compatible with the principles of the WTO. Instead, participants in the PADIS program are entitled to financial credits based on varying multipliers of their annual R&D investments subject to caps related to certain percentages of the sales revenue within the country. These financial credits can be used by participants either as a credit against various taxes, or to request a refund in cash. To realize these benefits, our subsidiary, SMART Brazil, is required to invest a percentage of its gross annual semiconductor sales revenues (reduced by certain permitted deductions) in research and development activities conducted in Brazil each calendar year. The applicable percentage was 3% for 2015, increasing to 4% for 2016 through 2018, and increasing to 5% for 2019 and beyond. As part of the amendment effective on April 1, 2020, the amount of permitted deductions from gross revenues has decreased. Furthermore, SMART Brazil is not permitted to distribute to shareholders (through dividends, capital reductions or otherwise) the amount of corporate income taxes not paid as a result of the PADIS benefits. Failure to comply with our obligations under the PADIS could result in significant penalties and could also result in the suspension of our participation in PADIS and ultimate termination of PADIS should SMART Brazil fail to repair the infraction within 90 days or should SMART Brazil have PADIS suspended twice in the period of two years. If SMART Brazil’s participation in PADIS were terminated, it would be permitted to reapply for the program only after a two-year period.

•

Lei da Informática—Processo Produtivo Básico (PPB/IT Program), 1991, extended through 2029. Brazil’s PPB/IT Program, in which we also began to participate in February 2011, is intended to promote local manufacturing by allowing qualified PPB/IT Program companies to sell certain IT products with a reduced rate of IPI as compared to the rate that is required to be collected by non-qualified suppliers. Effective April 1, 2020, the reduction of the IPI is no longer available as a result of an amendment to the PPB/IT Program which was intended at making the PPB/IT Program compatible with the principles of the WTO. Instead, PPB/IT Program participants are entitled to financial credits calculated based on the R&D investments made under PPB/IT Program, that can be used by the participants either as a credit against certain taxes, or for a request of a refund in cash. The multipliers of the financial credits range from 2.7 to 3.4 times the R&D invested, limited to 10.92% to 13.65% of the gross sales revenues, until December 31, 2024, depending on the location of participant and on what products it manufactures and sells. The financial credits will be gradually reduced over time to a range of 2.39 to 3.07 times the R&D invested, limited to 9.56% to 12.29% of the gross annual sales revenues by December 31, 2029 when the PPB/IT Program is scheduled to expire. The PPB/IT Program provided an incentive for certain customers to purchase from us because our sales were not subject to the regular level of IPI before March 31, 2020, and effective April 1, 2020, our customers will benefit from the PPB/IT Program as they will be allowed to purchase qualified products from us with the suspension of IPI. In order to receive the intended treatment as a PPB/IT Program supplier, our subsidiary SMART do Brazil is required to invest in research and development activities conducted in Brazil in an amount equal to 4% of its gross annual sales revenues reduced by the following prior to March 31, 2020: the cost of raw materials qualified as products eligible for the PPB/IT Program, including the ICs that are purchased from our other Brazilian subsidiary, SMART Brazil, and that are used to make memory modules; applicable sales taxes; the value of products exported out of Brazil; and the value of products shipped to the Manaus Free Trade Zone. Effective April 1, 2020, the annual R&D investment is calculated over the gross annual sales of qualified products made by SMART do Brazil to customers that do not benefit from the PPB/IT Law (and, therefore, will be subject to the ordinary IPI rate), reduced by sales to the Manaus Free Trade Zone, cancelations of sales, devolution of products, IPI and ICMS-ST, plus PIS, COFINS and statutory ICMS. Failure to comply with our obligations under the PPB/IT Program would result in significant penalties and could also result in the suspension of our participation in the PPB/IT Program and ultimate termination should SMART do Brazil fail to cure the infraction within 180 days.

Compliance with these programs is measured annually, on a calendar year basis. We believe that we have fulfilled these research and development investment requirements through calendar 2019, however, for certain years the authorities in Brazil have not yet completed the relevant review. For calendar years 2011 to 2016, the authorities have requested additional information in order to review whether certain of our reported research and development investments as required for SMART do Brazil qualify for the PPB/IT Program. We believe that all of our research and development investments do qualify and we have provided the additional information. While we believe that all of our reported investments qualify for the research and development requirements, we cannot provide assurance that the Brazilian authorities will agree with our classification in which case we may be required to make incremental payments to the authorities or to make incremental research and development investments in the future. If we fail to make the additional payments or additional investments if required, we may lose the anticipated benefits of these programs and could be penalized for failing to make the research and development investments when required, or, where applicable, for failing to pay required statutory income taxes, or to collect the required PIS/COFINS and IPI upon our sales, or ultimately to return either partially or in total, the financial credits granted to us after April 1, 2020 plus significant penalties. In addition, there is a risk that modifications to laws may prohibit, interrupt, limit, terminate early or change the use of these existing tax incentives. Additionally, we cannot provide assurance that we will be able to make the required investments in the future.

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

As a result of the COVID-19 pandemic, the exchange rate of the Brazilian Reis has experienced a substantial increase from 4.0307 on December 31, 2019 to 5.1987 as of March 31, 2020. This substantial increase could have a significant negative impact on the economy in Brazil and on the cost of and demand for our products.

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

Since the introduction of the real in 1994, Brazil’s inflation rate has been substantially lower than in previous periods. According to the Extended National Consumer Price Index (Índice Nacional de Preços ao Consumidor Amplo), Brazilian inflation rates were 4.3%, 3.7%, 2.9%, 6.3%, 10.7%, 6.4%, 5.9%, 5.8% and 6.5% in 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011, respectively. However, the Brazilian government’s measures to control inflation have often included maintaining a tight monetary policy with high interest rates, thereby restricting the availability of credit and reducing economic growth. The Central Bank of Brazil has frequently adjusted the interest rate in situations of economic uncertainty and to achieve objectives under the economic policy of the Brazilian government. Inflation, along with government measures to curb inflation and public speculation about possible future government measures, have had significant negative effects on the Brazilian economy and contributed to economic uncertainty in Brazil and heightened volatility in the Brazilian securities market, which may have an adverse effect on us.

If Brazil experiences substantial inflation or deflation in the future, our business may be adversely affected. In addition, we may not be able to adjust the prices we charge our customers to offset the impact of inflation on our expenses, leading to an increase in our expenses and a reduction in our net operating margin. This could have a material negative impact on our business, results of operations and financial condition.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Departure of Certain Officers

Effective as of April 7, 2020, Tom Coull left his role as Senior Vice President, Specialty Compute and Storage Solutions of SMART Global Holdings, Inc. and as Chief Executive Officer of our wholly owned subsidiary, Penguin Computing, Inc., to pursue other interests. Mr. Coull will remain on the Board of Directors of Penguin Computing, Inc.

(b)	Not applicable

Item 6. Exhibits

Exhibit No.	Exhibit Title

3.1

Second Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 11, 2020).

4.1

Indenture, dated February 11, 2020, between SMART Global Holdings, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2020).

4.2	Form of 2.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)

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

32.1**	Certification of Principal Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Confirmation for the Base Capped Call Transactions (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2020).

99.2	Form of Confirmation for the Additional Capped Call Transactions (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 11, 2020).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART GLOBAL HOLDINGS, INC.

Date: April 7, 2020	By:	/s/ AJAY SHAH
		Name:	Ajay Shah
		Title:	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: April 7, 2020	By:	/s/ JACK PACHECO
		Name:	Jack Pacheco
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)