Form 10-Q
period 2020-05-29
SMART Global Holdings, Inc.
filed 2020-07-07
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2020

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

As of June 24, 2020, the registrant had 24,159,314 ordinary shares outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART Global Holdings, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	May 29,	August 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$131,845	$98,139
Accounts receivable, net of allowances of $217 and $184 as of May 29, 2020 and August 30, 2019, respectively	223,211	217,433
Inventories	180,554	118,738
Prepaid expenses and other current assets	31,496	37,950
Total current assets	567,106	472,260
Property and equipment, net	53,760	68,345
Operating lease right-of-use assets	26,289	—
Other noncurrent assets	12,609	12,784
Intangible assets, net	59,085	69,325
Goodwill	73,451	81,423
Total assets	$792,300	$704,137
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$245,774	$164,866
Accrued liabilities	59,878	48,980
Current portion of long-term debt	608	24,054
Total current liabilities	306,260	237,900
Long-term debt	193,547	182,450
Long-term operating lease liabilities	21,847	—
Other long-term liabilities	6,127	10,327
Total liabilities	$527,781	$430,677
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 24,144 and 23,617 as of May 29, 2020 and August 30, 2019, respectively	728	712
Additional paid-in capital	342,476	285,994
Accumulated other comprehensive loss	(234,634)	(177,866)
Retained earnings	155,949	164,620
Total shareholders’ equity	264,519	273,460
Total liabilities and shareholders’ equity	$792,300	$704,137

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Income Statements

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 29,	May 31,	May 29,	May 31,
	2020	2019	2020	2019
Net sales (1)	$281,287	$235,657	$825,347	$933,599
Cost of sales	227,054	192,622	665,288	748,364
Gross profit	54,233	43,035	160,059	185,235
Operating expenses:
Research and development	14,436	11,330	44,023	34,384
Selling, general, and administrative	29,733	24,306	91,935	73,202
Total operating expenses	44,169	35,636	135,958	107,586
Income from operations	10,064	7,399	24,101	77,649
Interest expense, net	(3,094)	(5,001)	(11,736)	(16,149)
Other income (expense), net	(3,445)	97	(16,671)	(2,980)
Total other expense	(6,539)	(4,904)	(28,407)	(19,129)
Income (loss) before income taxes	3,525	2,495	(4,306)	58,520
Provision for income taxes	2,700	550	4,365	12,813
Net income (loss)	$825	$1,945	$(8,671)	$45,707
Earnings per share:
Basic	$0.03	$0.08	$(0.36)	$2.00
Diluted	$0.03	$0.08	$(0.36)	$1.96
Shares used in computing earnings per share:
Basic	24,066	23,005	23,895	22,824
Diluted	24,431	23,330	23,895	23,374

(1)

Includes sales to affiliates of $24,139 and $59,691 in the three and nine months ended May 29, 2020, respectively, and $26,427 and $94,641 for the same periods ended May 31, 2019, respectively (see Note 3).

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 29,	May 31,	May 29,	May 31,
	2020	2019	2020	2019
Net income (loss)	$825	$1,945	$(8,671)	$45,707
Other comprehensive income (loss):
Foreign currency translation	(35,752)	(16,209)	(56,768)	(10,268)
Comprehensive income (loss)	$(34,927)	$(14,264)	$(65,439)	$35,439

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Retained	shareholders’
	Shares	Amount	capital	loss	earnings	equity
Balances as of August 31, 2018	22,480	$678	$250,191	$(175,995)	$112,254	$187,128
Share-based compensation expense	—	—	4,055	—	—	4,055
Issuance of ordinary shares from exercises	210	6	2,396	—	—	2,402
Issuance of ordinary shares from release of restricted stock units (RSUs)	55	2	(2)	—	—	—
Issuance of ordinary shares from employee share purchase plan (ESPP)	36	1	967	—	—	968
Effect of adopting ASC 606	—	—	—	—	1,034	1,034
Foreign currency translation	—	—	—	3,102	—	3,102
Net income	—	—	—	—	30,976	30,976
Balances as of November 30, 2018	22,781	687	257,607	(172,893)	144,264	229,665
Share-based compensation expense	—	—	4,148	—	—	4,148
Issuance of ordinary shares from exercises	87	3	1,068	—	—	1,071
Issuance of ordinary shares from release of RSUs	67	1	(1)	—	—	—
Withholding tax on RSUs	(8)	—	(219)	—	—	(219)
Foreign currency translation	—	—	—	2,839	—	2,839
Net income	—	—	—	—	12,786	12,786
Balances as of March 1, 2019	22,927	691	262,603	(170,054)	157,050	250,290
Share-based compensation expense	—	—	4,433	—	—	4,433
Issuance of ordinary shares from exercises	28	1	296	—	—	297
Issuance of ordinary shares from release of RSUs	52	2	(2)	—	—	—
Withholding tax on RSUs	—	—	(11)	—	—	(11)
Issuance of ordinary shares from ESPP	74	2	1,333	—	—	1,335
Foreign currency translation	—	—	—	(16,209)	—	(16,209)
Net income	—	—	—	—	1,945	1,945
Balances as of May 31, 2019	23,081	$696	$268,652	$(186,263)	$158,995	$242,080

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Retained	shareholders’
	Shares	Amount	capital	loss	earnings	equity
Balances as of August 30, 2019	23,617	$712	$285,994	$(177,866)	$164,620	$273,460
Share-based compensation expense	—	—	5,956	—	—	5,956
Issuance of ordinary shares from exercises	86	2	1,164	—	—	1,166
Issuance of ordinary shares from release of RSUs	69	2	(2)	—	—	—
Issuance of ordinary shares from ESPP	67	2	1,240	—	—	1,242
Withholding tax on RSUs	(1)	—	(20)	—	—	(20)
Foreign currency translation	—	—	—	(10,244)	—	(10,244)
Net income	—	—	—	—	224	224
Balances as of November 29, 2019	23,838	718	294,332	(188,110)	164,844	271,784
Share-based compensation expense	—	—	4,647	—	—	4,647
Issuance of ordinary shares from exercises	49	1	640	—	—	641
Issuance of ordinary shares from release of RSUs	117	4	(4)	—	—	—
Withholding tax on RSUs	(11)	—	(351)	—	—	(351)
Equity component of convertible notes due 2026, net	—	—	50,822	—	—	50,822
Foreign currency translation	—	—	—	(10,772)	—	(10,772)
Net loss	—	—	—	—	(9,720)	(9,720)
Balances as of February 28, 2020	23,993	723	350,086	(198,882)	155,124	307,051
Share-based compensation expense	—	—	4,907	—	—	4,907
Issuance of ordinary shares from exercises	9	—	134	—	—	134
Issuance of ordinary shares from release of RSUs	64	2	(2)	—	—	—
Withholding tax on RSUs	(12)	—	(282)	—	—	(282)
Issuance of ordinary shares from ESPP	90	3	1,739	—	—	1,742
Reclassification of capped call upon modification of articles of association (See Note 7)	—	—	(14,106)	—	—	(14,106)
Foreign currency translation	—	—	—	(35,752)	—	(35,752)
Net income	—	—	—	—	825	825
Balances as of May 29, 2020	24,144	$728	$342,476	$(234,634)	$155,949	$264,519

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	May 29,	May 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(8,671)	$45,707
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,797	20,152
Share-based compensation	15,510	12,636
Provision for doubtful accounts receivable and sales returns	47	(24)
Deferred income tax benefit	65	430
(Gain) Loss on disposal of property and equipment	(19)	21
Loss on mark-to-market adjustment of the capped call	7,719	—
Loss on extinguishment of debt / revolver	6,822	—
Amortization of debt discounts and issuance costs	3,786	2,085
Amortization of operating lease right-of-use assets	3,569	—
Changes in operating assets and liabilities:
Accounts receivable	(17,885)	7,658
Inventories	(72,481)	82,771
Prepaid expenses and other assets	(1,119)	1,787
Accounts payable	95,687	(44,885)
Operating lease liabilities	(3,503)	—
Accrued expenses and other liabilities	4,903	(7,622)
Net cash provided by operating activities	62,227	120,716
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(16,889)	(30,112)
Proceeds from sale of property and equipment	154	71
Acquisition of business, net of cash acquired	—	(148)
Net cash used in investing activities	(16,735)	(30,189)
Cash flows from financing activities:
Long-term debt payments - Term Loan	(5,625)	—
Long-term debt payments - BNDES	(2,292)	(5,073)
Purchase of capped call	(21,825)	—
Proceeds from convertible notes due 2026, net of discount	243,125	—
Payment for extinguishment of long-term debt	(204,904)	—
Proceeds from borrowings under revolving line of credit	60,500	235,500
Repayments of borrowings under revolving line of credit	(60,500)	(235,500)
Proceeds from issuance of ordinary shares from share option exercises	1,941	3,770
Proceeds from issuance of ordinary shares from ESPP	2,984	2,303
Tax payments due upon issuance of ordinary shares for release of RSUs	(653)	(230)
Net cash provided by financing activities	12,751	770
Effect of exchange rate changes on cash and cash equivalents	(24,537)	(2,432)
Net increase in cash and cash equivalents	33,706	88,865
Cash and cash equivalents at beginning of period	98,139	37,234
Cash and cash equivalents at end of period	$131,845	$126,099
Supplemental disclosures of cash flow information:
Cash paid during the period:
Cash paid for interest	$9,939	$14,888
Cash paid for income taxes, net of refunds	6,146	13,817
Noncash activities information:
Capital expenditures included in accounts payable at period end	3,720	2,455
Unpaid debt fees related to convertible notes due 2026	1,990	—

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

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The three and nine months ended May 29, 2020 and May 31, 2019 were both 13-week and 39-week fiscal periods, respectively.

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

Gross Billings and Net Sales

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Nine Months Ended
	May 29,	May 31,	May 29,	May 31,
	2020	2019	2020	2019
Service revenue, net	$8,815	$9,692	$25,173	$35,343
Cost of purchased materials - service (1)	168,638	206,097	463,527	802,630
Gross billings for services	177,453	215,789	488,700	837,973
Product net sales	272,472	225,965	800,174	898,256
Gross billings to customers	$449,925	$441,754	$1,288,874	$1,736,229
Product net sales	$272,472	$225,965	$800,174	$898,256
Service revenue, net	8,815	9,692	25,173	35,343
Net sales	$281,287	$235,657	$825,347	$933,599

(1)	Represents material procurement costs of products provided as an agent reported on a net basis.

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract assets represent amounts recognized as revenue for which the Company does not have the unconditional right to consideration. All contract assets represent amounts related to invoices expected to be issued during the next 12-month period and are recorded as prepaid expenses and other current assets. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and are allocated between accrued liabilities and other long-term liabilities of our condensed consolidated balance sheet based on the timing of when the customer takes control of the asset or receives the benefit of the service. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. Changes in the accounts receivable, contract assets and the deferred revenues balances during the nine months ended May 29, 2020 are as follows (in thousands):

	May 29, 2020	August 30, 2019	$ Change
Accounts receivable	$223,211	$217,433	$5,778
Contract assets	$5,823	$4,606	$1,217
Deferred revenue	$23,946	$24,219	$(273)

The increase in contract assets from $4.6 million as of August 30, 2019 to $5.8 million as of May 29, 2020 was primarily driven by the recognition of revenue that had not yet been billed. The decrease in deferred revenue from $24.2 million to $23.9 million was due to more revenue recognition during the period. During the nine months ended May 29, 2020, $13.0 million of revenue recognized was included in the deferred revenue balance at the beginning of the period, which was offset by additional deferrals during the period.

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

Remaining performance obligations represent contracted revenue related to support services that have not yet been recognized. The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

May 29, 2020
Within 1 year	$20,972
2-3 years	2,549
Thereafter	425
$23,946

(e)	Cash and Cash Equivalents

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

As of  May 29, 2020, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$27.8 million (or $5.1 million), of which (i) R$1.6 million (or $0.3 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$24.5 million (or $4.5 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$1.8 million (or $0.3 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.7 million or $0.1 million) and other noncurrent assets (R$1.1 million or $0.2 million). As of August 30, 2019, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$32.3 million (or $8.6 million), of which (i) R$7.2 million (or $1.9 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$23.2 million (or $6.2 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$1.9 million (or $0.5 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.6 million or $0.2 million) and other noncurrent assets (R$1.3 million or $0.3 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2020 through fiscal 2023. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.

In April and June 2016, the Company filed cases with the State of Sao Paulo tax authorities to seek approval to sell excess ICMS credits. In December 2017, the Company obtained approval to sell R$31.6 million (or $5.8 million) of its ICMS credits.  Once approved, sales of ICMS credits usually take three to six months to complete and typically incur a discount to the face amount of the credits sold, as well as fees for the arrangers of these sales which together aggregate 10% to 15% of the face amount of the credits being sold. Once the sale agreement is complete, the tax authorities usually approve the transfer of credits in monthly installments and the proceeds resulting from the sale of the aforementioned credits shall be received by the Company accordingly. The Company has recorded valuation adjustments for the estimated discount and fees that the Company will need to offer in order to sell the ICMS credits to other companies.

In the first quarter of fiscal 2019, the Company received the approval to sell R$17.7 million (or $3.3 million) of its ICMS credits. The payments are to be received in 22 installments starting in the second quarter of fiscal 2019 through fiscal 2020. The Company received a total of R$6.0 million (or $1.1 million) and R$10.0 million (or $1.8 million) of the monthly installments during nine months ended May 29, 2020 and fiscal 2019, respectively.

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

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. There were no events which required additional impairment in the three and nine months ended May 29, 2020. As of May 29, 2020 and August 30, 2019, the carrying value of goodwill on the Company’s condensed consolidated balance sheet was $73.5 million and $81.4 million, respectively.

When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its carrying value. If the fair value of the reporting unit is determined to be more than its carrying value, no goodwill impairment is recognized.

All of the $73.5 million carrying value of goodwill on the Company’s condensed consolidated balance sheet as of May 29, 2020 is associated with the Company’s three reporting segments (Specialty Memory Products, Brazil Products and SCSS). No impairment of goodwill was recognized through May 29, 2020.

The changes in the carrying amount of goodwill during the nine months ended May 29, 2020 and fiscal 2019 are as follows (in thousands):

	Specialty Memory Products	Brazil Products	SCSS	Total
Balance as of August 31, 2018	$14,720	$26,099	$4,575	$45,394
Provisional adjustment from business acquisition (see Note 2)	—	—	671	671
Addition from business acquisition (see Note 2)	—	—	35,428	35,428
Translation adjustments	—	(70)	—	(70)
Balance as of August 30, 2019	14,720	26,029	40,674	81,423
Translation adjustments	—	(7,972)	—	(7,972)
Balance as of May 29, 2020	$14,720	$18,057	$40,674	$73,451

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of May 29, 2020 and August 30, 2019 (dollars in thousands):

		May 29, 2020			August 30, 2019
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	4 - 7	$52,300	$(10,613)	$41,687	$52,300	$(3,755)	$48,545
Trademarks/tradename	5 - 7	13,100	(3,614)	9,486	13,100	(2,172)	10,928
Technology	4	10,350	(2,438)	7,912	10,350	(498)	9,852
Backlog	< 1	400	(400)	—	400	(400)	—
Total		$76,150	$(17,065)	$59,085	$76,150	$(6,825)	$69,325

Amortization expense related to intangible assets is detailed in the table below. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Three Months Ended		Nine Months Ended
	May 29,	May 31,	May 29,	May 31,
	2020	2019	2020	2019
Amortization of intangible assets classification (in thousands):
Cost of sales	$647	$16	1,941	130
Selling, general and administrative	2,767	960	8,299	2,882
Total	$3,414	$976	$10,240	$3,012

Estimated amortization expense of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Amount
Fiscal year ending August:
Remainder of fiscal 2020	$3,414
2021	13,654
2022	13,639
2023	12,879
2024	9,093
2025 and thereafter	6,406
Total	$59,085

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized during the three and nine months ended May 29, 2020.

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

During the three and nine months ended May 29, 2020, the Company recorded $0.5 million and $2.6 million, respectively, and $0.1 million and $3.5 million, respectively for the corresponding periods of 2019, of foreign exchange losses primarily related to its Brazilian operating subsidiaries.

(q)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their income statement all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Three Months Ended		Nine Months Ended
	May 29,	May 31,	May 29,	May 31,
	2020	2019	2020	2019
Share-based compensation expense by category (in thousands):
Cost of sales	$699	$651	$2,161	$1,803
Research and development	780	673	2,306	1,967
Selling, general and administrative	3,428	3,109	11,043	8,866
Total	$4,907	$4,433	$15,510	$12,636

(r)	Loss Contingencies

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

The Company relies on three suppliers for the majority of its raw materials. At May 29, 2020 and August 30, 2019, the Company owed these three suppliers $149.3 million and $91.5 million, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases from these suppliers during the three and nine months ended May 29, 2020 were $0.3 billion and $0.7 billion, respectively, and $0.2 billion and $1.0 billion, respectively for the corresponding periods of fiscal 2019.

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

Subsequent to the acquisition date, the Company adjusted the contingent consideration to its current fair value with such changes recognized in income from operations. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the gross revenue target. As of May 29, 2020 and August 30, 2019, the fair value of the contingent consideration was $0.

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

Due to the timing of acquisition, the total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed based on a preliminary valuation analysis. These preliminary values may change in future reporting periods upon finalization of the valuation and net working capital adjustment, which will occur no later than the fourth quarter of fiscal 2020. During the nine months ended May 29, 2020 and fiscal 2019, the Company incurred certain costs related to the acquisition, which are included in selling, general and administrative expense in the condensed consolidated statement of operations. Acquisition-related costs include the following (in thousands).

	Nine Months Ended May 29, 2020	Year-Ended August 30, 2019	Total
Professional fees	$556	$1,045	$1,601

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

A reconciliation of net cash exchanged in accordance with the Inforce Merger Agreement to the total purchase price as of the closing date of the transaction, July 9, 2019, is presented below (in thousands):

Net cash for merger	$1,581
Cash and cash equivalents acquired	1,576
Upfront cash payment	3,157
Upfront shares issued	9,167
Upfront consideration in accordance with agreement	12,324
Purchase price holdback - cash due to pre-closing holders	413
Purchase price holdback - shares due to pre-closing holders	1,618
Post-closing adjustments in accordance with agreement (as of May 29, 2020)	285
Total purchase price	$14,640

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

Due to the timing of acquisition, the total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed based on a preliminary valuation analysis. These preliminary values may change in future reporting periods upon finalization of the valuation of net working capital adjustment, which will occur no later than the fourth quarter of fiscal 2020. During the nine months ended May 29, 2020 and fiscal 2019, the Company incurred certain costs related to the acquisition, which are included in selling, general and administrative expense in the condensed consolidated statement of operations. Merger-related costs include the following (in thousands):

	Nine Months Ended May 29, 2020	Year Ended August 30, 2019	Total
Professional fees	$204	$462	$666

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

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in our Form 10-K for the fiscal year ended August 31, 2018. The measurement period adjustment, as recognized in the third quarter of fiscal 2019, is related to the reduction of inventory originally represented by the sellers as held by vendors for repairs. Upon further analysis, the Company confirmed with the vendors that the stated inventory or an obligation by the vendors to refund the Company did not exist as of June 8, 2018, the acquisition date.

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

(3)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 29,	May 31,	May 29,	May 31,
	2020	2019	2020	2019
Affiliates:
Net sales	$24,139	$26,427	$59,691	$94,641

As of May 29, 2020 and August 30, 2019, amounts due from these affiliates were $8.9 million and $8.2 million, respectively.

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

Foreign exchange forward contracts outstanding at May 29, 2020 are not designated as hedging instruments for hedge accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated forward contracts are reported in other income (expense) in the condensed consolidated income statements. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expense).

As of May 29, 2020, the Company’s non-designated forward contacts resulted in a $2.9 million derivative asset and a $0.4 million derivative liability. As of August 30, 2019, the Company’s non-designated forward contracts resulted in a $36 thousand derivative asset and a $0.2 million derivative liability. For the three and nine months ended May 29, 2020, the Company recognized realized gains in the amount of $8.8 million and $9.5 million, respectively, and net unrealized gains on the change in the fair value of the non-designated forward contracts in the amount of $2.1 million and $3.3 million, respectively. For the three and nine months ended May 31, 2019, the Company recognized realized losses in the amount of $0.5 million and $2.5 million, respectively, and net unrealized losses on the change in the fair value of the non-designated forward contracts in the amount of $2.1 million and $0.6 million, respectively.

(5)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	May 29,	August 30,
	2020	2019
Raw materials	$101,518	$67,629
Work in process	14,986	10,546
Finished goods	64,050	40,563
Total inventories*	$180,554	$118,738

*	As of May 29, 2020 and August 30, 2019, 16% and 25%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	May 29,	August 30,
	2020	2019
Contract assets*	$5,823	$4,606
Prepaid income taxes	5,014	2,555
Unbilled service receivables	3,955	9,665
Indemnification claims receivable**	3,044	3,044
Derivative assets	2,949	36
Prepayment for VAT and other transaction taxes	1,648	963
Prepaid R&D expenses	694	3,949
Prepaid ICMS taxes in Brazil***	421	2,140
Other prepaid expenses and other current assets	7,948	10,992
Total prepaid expenses and other current assets	$31,496	$37,950

*	See Note 1(d).
**	See Note 2.
***	See Note 1(i).

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	May 29,	August 30,
	2020	2019
Office furniture, software, computers and equipment	$20,003	$21,476
Manufacturing equipment	105,213	124,706
Leasehold improvements*	26,259	29,255
	151,475	175,437
Less accumulated depreciation and amortization	97,715	107,092
Net property and equipment	$53,760	$68,345

*	Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment during the three and nine months ended May 29, 2020 was approximately $5.4 million and $17.6 million, respectively, and $5.8 million and $17.1 million, respectively for the corresponding periods of fiscal 2019.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	May 29,	August 30,
	2020	2019
Prepaid ICMS taxes in Brazil*	$4,709	$6,513
Deferred tax asset	2,861	1,933
Prepaid R&D expense	1,441	1,584
Other	3,598	2,754
Total other noncurrent assets	$12,609	$12,784

*	See Note 1(i).

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 29,	August 30,
	2020	2019
Deferred revenue	$20,972	$16,680
Accrued employee compensation	13,439	15,424
Customer deposits	5,843	2,683
Current portion of lease liabilities	5,364	—
VAT and other transaction taxes payable	3,980	3,009
Indemnification claims liability*	1,373	1,369
Accrued warranty reserve	1,337	1,770
Income taxes payable	983	1,151
Other accrued liabilities	6,587	6,894
Total accrued liabilities	$59,878	$48,980

*	See Note 2.

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

The Company does not have financing leases as of May 29, 2020.

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

The weighted-average remaining lease term for the Company’s operating leases was 7.5 years at May 29, 2020 and the weighted-average discount rate was 7.9%.

The components of lease costs are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	May 29, 2020	May 29, 2020
Operating lease cost	$1,832	$4,955
Variable lease cost	221	576
Short-term lease cost	36	252
Total lease costs	$2,089	$5,783

Future minimum undiscounted payments under the Company’s non-cancelable operating leases were as follows as of May 29, 2020 (in thousands):

Fiscal year ending August:	Amount
Remainder of 2020	$1,719
2021	7,076
2022	4,685
2023	3,956
2024	3,486
2025 and thereafter	17,061
Total	37,983
Less Short-term lease commitments	(64)
Less imputed interest	(10,708)
Present value of total lease liabilities	$27,211

Right-of-use assets obtained in exchange for new operating lease liabilities for the three and nine months ended May 29, 2020 amounted to $0.9 million and $8.9 million, respectively.

(6)	Income Taxes

Provision for income taxes for the three and nine month periods presented consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 29,	May 31,	May 29,	May 31,
	2020	2019	2020	2019
Provision for income taxes	$2,700	$550	$4,365	$12,813

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes increased by $2.2 million and decreased by $8.4 million for the three and nine months ended May 29, 2020, as compared to the same periods in the prior year, primarily due to the profits and related taxes in non-U.S. jurisdictions.

As of May 29, 2020, the Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Convertible Senior Notes due 2026

In February 2020, the Company issued $250.0 million in aggregate principal amount of 2.25% convertible senior notes due 2026 (the Notes) in a private placement, including $30.0 million in aggregate principal amount of the Notes that the Company issued resulting from initial purchasers fully exercising their option to purchase additional notes.

The Notes are general unsecured obligations and bear interest at an annual rate of 2.25% per year, payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2020. The Notes are governed by an indenture (the Indenture) between the Company and U.S. Bank National Association, as trustee. The Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased. No sinking fund is provided for the Notes.

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

•

during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the measurement period) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per ordinary share on such trading day and the conversion rate on such trading day;

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

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component of approximately $197.5 million was calculated by using a discount rate of 6.53%, which was the Company’s borrowing rate on the date of the issuance of the Notes for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $52.5 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component of the Notes is included in additional paid-in capital in the condensed consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification, which the Company will reassess every reporting period. The difference between the principal amount of the Notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the Notes.

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

The carrying value of the Notes is as follows (in thousands):

May 29, 2020
Principal	$250,000
Unamortized debt discount	50,394
Unamortized issuance costs	6,059
Net carrying amount	$193,547

As of May 29, 2020, the remaining life of the Notes was approximately 69 months. The unamortized debt discounts and unamortized debt issuance cost are amortized over the remaining useful life, using an effective interest rate of 7.06%.

As of May 29, 2020, the carrying value of the equity component was $50.8 million, net of the issuance costs of $1.7 million.

The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Three Months Ended	Nine Months Ended
	May 29, 2020	May 29, 2020
Contractual interest expenses	$1,391	$1,688
Amortization of debt discount	1,707	2,106
Amortization of debt issuance costs	247	253
Total interest cost recognized	$3,345	$4,047

The total estimated fair value for the Notes was determined to be $219.7 million based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited trading activity.

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

The capped calls were originally classified as noncurrent derivative assets due to the capped calls only being settleable in cash until the Company has obtained shareholder approval for repurchasing its ordinary shares. The capped calls were initially recognized at fair value of $21.8 million, reflecting the premium paid by the Company to the capped call counterparties.   The related noncurrent derivative assets were classified as a Level 3 measurement as the Company used stock price volatility implied from options traded with a substantially shorter term, which made this an unobservable input that is significant to the valuation.

In a meeting of the Company’s shareholders held on March 30, 2020, the holders of the Company’s ordinary shares voted in favor of a proposal to amend and restate the Company’s memorandum and articles of association to permit the Company to purchase or otherwise acquire its ordinary shares in such amounts and at such prices and at such time and from time to time as the Company’s board of directors may approve in the future. This amendment and restatement also enables the Company to utilize shares or cash, or any combination thereof, in order to settle the capped call transactions, which resulted in the reclassification of the related non-current derivative asset to additional paid in capital within Shareholders’ Equity in an amount equal to the fair value of the capped calls as of March 30, 2020. The fair value of the capped calls on March 30, 2020 was approximately $14.1 million.  The Company recognized a loss of approximately $2.9 million and $7.7 million for the three and nine months ended on May 29, 2020, respectively, due to remeasurement of the capped calls at fair value. These losses are included in the condensed consolidated income statement within Other income (expense), net.

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

Interest and Interest Rates. Loans under the Amended Credit Agreement accrued interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings was 6.25% and with respect to base rate borrowings was 5.25%. The interest rate on the Initial Term Loans and Incremental Term Loans was 8.16% and 8.14% through May 29, 2020, respectively.

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

Principal Payments. The Amended Credit Agreement required quarterly repayments of principal under the Initial Term Loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter and, commencing on November 30, 2018, quarterly repayments of principal under the Incremental Term Loans equal to 2.5% of $60 million, or $1.5 million per fiscal quarter.  As a result of the Second Amendment, the borrowers were granted a holiday in fiscal 2019 from the obligation to make repayments of principal under the Initial Term Loans and the Incremental Term Loans. During the three and nine months ended May 29, 2020, the borrowers made scheduled principal payments of $0 and $5.6 million, respectively and $0 for the corresponding periods in fiscal 2019.

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

As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise have been due with respect to any period of fiscal 2019. No mandatory prepayments were required for the three and nine months ended May 29, 2020 or for fiscal 2019.

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

As of May 29, 2020 and August 30, 2019, the outstanding principal balance of all term loans under the Amended Credit Agreement was $0 and $208.5 million, respectively, and there were no outstanding revolving loans. The fair value of the term loans as of August 30, 2019 was estimated to be approximately $210.6 million. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

On March 6, 2020, SMART Worldwide, Global and SMART Modular entered into a third amended and restated credit agreement (the Third Amended and Restated Credit Agreement) which amended and restated the Amended Credit Agreement and the Second Amendment.

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

As a result of the Third Amendment and Restated Credit Agreement, approximately $0.2 million was recognized as loss on extinguishment which relates to costs from replacing one of the banks participating in the new credit agreement.

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES (such loan the BNDES 2013 Credit Agreement). Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $9.3 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. SMART Brazil’s obligations under the BNDES 2013 Credit Agreement were guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil in favor of Itaú Bank and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement.

Approximately half of the available debt under the BNDES 2013 Credit Agreement accrued interest at a fixed rate while the other half accrued interest at a floating rate. The facility under the BNDES 2013 Credit Agreement was a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment made on July 15, 2019.

As of May 29, 2020 and August 30, 2019, SMART Brazil had no outstanding debt under the BNDES 2013 Credit Agreement.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Credit Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $9.7 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

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

As of May 29, 2020 and August 30, 2019, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was R$3.3 million (or $0.6 million) and R$13.2 million (or $3.5 million), respectively.

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

The fair value of amounts outstanding under the BNDES Credit Agreements as of May 29, 2020 and August 30, 2019 were estimated to be approximately $0.6 million and $3.3 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

The Convertible Senior Notes, due 2026, Amended Credit Agreement and the BNDES 2014 Agreement are classified as follows in the accompanying consolidating balance sheets (in thousands):

	May 29,	August 30,
	2020	2019
Notes	$250,000	$—
Term loans	—	208,500
BNDES 2014 principal balance	608	3,506
Unamortized debt discount	(50,394)	(1,885)
Unamortized debt issuance costs	(6,059)	(3,617)
Net amount	194,155	206,504
Current portion of long-term debt	(608)	(24,054)
Long-term debt	$193,547	$182,450

The future minimum principal payments under the Notes and the BNDES 2014 Agreement as of May 29, 2020 are (in thousands):

	Notes	BNDES	TOTAL
Fiscal year ending August:
Remainder of fiscal 2020	$—	$608	$608
2021	—	—	—
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
2026	250,000	—	250,000
Total	$250,000	$608	$250,608

(8)	Financial Instruments

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

•

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets and liabilities. The Company’s Level 2 liabilities include the Notes, term loans under the Amended Credit Agreement, BNDES Credit Agreements and derivative financial instruments.

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities include the contingent consideration related to the SMART EC acquisition (see Note 2), which had a fair value of $0 as of May 29, 2020 and August 30, 2019. Additionally, the capped calls (see Note 7) were financial instruments up until they were reclassified to shareholders’ equity on March 30, 2020.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of May 29, 2020:
Assets
Cash and cash equivalents	$131.8	$—	$—	$131.8
Derivative financial instruments(1)	—	2.9	—	2.9
Total assets measured at fair value	$131.8	$2.9	$—	$134.7
Liabilities
Notes(2)	$—	$219.7	$—	$219.7
Derivative financial instruments(3)	—	0.4	—	0.4
BNDES Credit Agreements(4)	—	0.6	—	0.6
Total liabilities measured at fair value	$—	$220.7	$—	$220.7
Balances as of August 30, 2019:
Assets
Cash and cash equivalents	$98.1	$—	$—	$98.1
Total assets measured at fair value	$98.1	$—	$—	$98.1
Liabilities
Term loans	$—	$210.6	$—	$210.6
BNDES Credit Agreement(4)	—	3.3	—	3.3
Derivative financial instruments(3)	—	0.2	—	0.2
Acquisition-related contingent consideration	—	—	—	—
Total liabilities measured at fair value	$—	$214.1	$—	$214.1

(1)	Included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets - see Note 4.
(2)	Included under long-term debt on the Company's condensed consolidated balance sheets - see Note 7.
(3)	Included in accrued liabilities on the Company's condensed consolidated balance sheets - see Note 4.
(4)	Included in current portion of long-term debt on the Company’s condensed consolidated balance sheets – see Note 7.

(9)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which was amended and restated as of May 18, 2017 to be known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan. On January 29, 2019, the shareholders approved an amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (as amended, the SGH Plan) which amendment increased the reserve under the SGH Plan by 1,500,000 shares effective as of February 1, 2019. The SGH Plan provides for grants of equity awards to employees, directors and consultants of SMART Global Holdings and its subsidiaries. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. The options and RSUs generally vest over a four-year period beginning on the grant date and generally have a ten-year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of May 29, 2020, there were 4,753,443 ordinary shares reserved for issuance under the SGH Plan, of which 1,472,199 ordinary shares were available for grant. As of August 30, 2019, there were 4,803,315 ordinary shares reserved for issuance under the SGH Plan, of which 1,427,339 ordinary shares were available for grant.

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

The following assumptions were used to value the Company’s stock options:

	Three Months Ended		Nine Months Ended
	May 29,	May 31,	May 29,	May 31,
	2020	2019	2020	2019
Stock options:
Expected term (years)	6.25	—	6.25	6.25
Expected volatility	57.10%	—	46.10% - 57.10%	41.68% - 45.76%
Risk-free interest rate	0.40%	—	0.40% - 1.68%	2.62% - 2.88%
Expected dividends	—	—	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining
		per share	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Options outstanding at August 30, 2019	2,298	$30.65	7.39	$10,916
Options granted	288	18.83
Options exercised	(144)	13.44
Options cancelled	(299)	37.55
Options outstanding at May 29, 2020	2,143	$29.26	7.16	$9,462
Options exercisable at May 29, 2020	906	$27.67	6.51	$5,084
Options vested and expected to vest at May 29, 2020	2,143	$29.26	7.16	$9,462

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

The Black-Scholes weighted average fair value of options granted under the SGH Plan during the three and nine months ended May 29, 2020 was $9.76 and $9.89 per share, respectively, and $0 and $9.83 per share, respectively for the corresponding periods of fiscal 2019. The total intrinsic value of employee stock options exercised in the three and nine months ended May 29, 2020 was $0.1 million and $2.6 million, respectively, and $0.3 million and $6.1 million, respectively for the corresponding periods of fiscal 2019. As of May 29, 2020, there was approximately $13.1 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 2.36 years.

SGH Plan—Restricted Stock Awards (RSAs), Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)

A summary of the changes in RSAs and RSUs outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
	Shares	per share	value
Awards outstanding at August 30, 2019	1,078	$27.03	$30,632
Awards granted	791	24.31
Awards vested and paid out	(250)	20.76
Awards forfeited and cancelled	(210)	24.82
Awards outstanding at May 29, 2020	1,409	$26.94	$37,718

In May 2020, the Company granted a performance-based restricted share award (RSA) which has both service and performance conditions. As of May 29, 2020, the Company has deemed it probable that the service condition will be met, and the attainment of the performance condition for this award is probable. As such, there was $0.1 million of share-based compensation expense recognized for this award in the three and nine months ended May 29, 2020.

In May 2019, the Company granted a performance-based restricted share unit award (PSU) which has both service and performance conditions. As of November 29, 2019, the Company deemed it probable that the service condition would be met, however, since the attainment of the performance condition for this award changed to not probable, there was $0.8 million of share-based compensation expense reversed for this award in the three months ended November 29, 2019.

The share-based compensation expense related to RSAs, RSUs and PSUs during the three and nine months ended May 29, 2020 was approximately $2.9 million and $7.3 million, respectively, and $1.8 million and $4.9 million, respectively for the corresponding periods of fiscal 2019. The total fair value of shares vested during the three and nine months ended May 29, 2020 was approximately $1.5 million and $7.4 million, respectively, and $1.2 million and $4.5 million, respectively, for the corresponding periods of fiscal 2019. As of May 29, 2020, there was approximately $30.9 million of unrecognized compensation costs related to awards under the SGH Plan, which will be recognized over a weighted average period of 2.66 years.

Employee Share Purchase Plan

In January 2018, the Company’s shareholders approved the SGH 2018 Employee Share Purchase Plan (the Purchase Plan) under which an aggregate of 650,000 of ordinary shares have been approved for issuance to eligible employees. The Purchase Plan generally permits employees to purchase ordinary shares at 85% of the lower of the fair market value of the ordinary shares at the beginning or at the end of each purchase period, which is generally six months. Rights to purchase ordinary shares are granted during the first and third quarter of each fiscal year.  The Purchase Plan terminates in January 2028. As of May 29, 2020, 266,816 ordinary shares have been purchased under the Purchase Plan and 683,184 ordinary shares are reserved for future purchases by eligible employees. As of August 30, 2019, 109,910 ordinary shares have been purchased under the Purchase Plan and 540,090 ordinary shares are reserved for future purchases by eligible employees.

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

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the three and nine months ended May 29, 2020 were approximately $0.7 million and $1.8 million, respectively, and $0.6 million and $1.4 million, respectively for the corresponding periods of fiscal 2019.

(10)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases during the three and nine months ended May 29, 2020 was $2.1 million and $5.8 million, respectively, and $1.2 million and $3.5 million, respectively, for the corresponding periods of fiscal 2019.

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Three Months Ended		Nine Months Ended
	May 29,	May 31,	May 29,	May 31,
	2020	2019	2020	2019
Beginning accrued warranty reserve	$1,608	$1,194	$1,770	$856
Warranty claims	(452)	(224)	(1,588)	(930)
Provision for product warranties	181	726	1,155	1,770
Ending accrued warranty reserve	$1,337	$1,696	$1,337	$1,696

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

Indemnification Claims by SanDisk

In August 2013, the Company completed the sale (the Sale) of substantially all of the business unit which was focused on solid state drives, to SanDisk Corporation (now a part of Western Digital). In connection with the Sale the sale agreement (Sale Agreement) contained certain indemnification obligations, including, among others, for losses arising from breaches of representations and warranties relating to the Sale. These indemnification obligations are subject to a number of limitations, including certain deductibles and caps and limited time periods for making indemnification claims. On August 21, 2014, SanDisk made a claim against the Company under the indemnification provisions of the Sale Agreement in connection with a lawsuit filed by Netlist, Inc. (Netlist) against SanDisk alleging that certain products sold in the Sale infringe various Netlist patents, which SanDisk in turn alleges would, if true, constitute a breach of representations and warranties under the Sale Agreement. Under the Sale Agreement, the Company’s indemnification obligation in respect of intellectual property matters, such as those claimed by SanDisk, is subject to a deductible of approximately $1.8 million and a cap of $60.9 million. As required in the Sale Agreement, the SanDisk claim purported to include a preliminary good faith estimate of SanDisk’s alleged indemnifiable losses, which estimate was greater than the Sale Agreement cap for intellectual property matters. The Company believes that the allegations giving rise to the indemnification claim are without merit and the Company is disputing SanDisk’s claim for indemnification. In addition, there may be other grounds for the Company to dispute the indemnification claim and/or the amounts of any indemnifiable losses of SanDisk. On May 19, 2020 the court entered an order granting a joint stipulation of dismissal filed by Netlist and SanDisk.

(d)	Contingencies

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117 million (or $21.6 million) (the First Assessment). The First Assessment was from the federal tax authorities of Brazil and related to four taxes in connection with importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.1 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

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

On December 12, 2013, SMART Brazil received another notice of assessment in the amount of R$3.6 million (or $0.7 million) with respect to the same import-related tax issues and penalties discussed above for 2012 and 2013 (the Third Assessment). The Third Assessment does not seek import duties and related taxes on Dynamic Random Access Memory (DRAM) products and only seeks import duties and related taxes on Flash unmounted components with respect to the months of January 2012 to June 2012. This is because SMART Brazil’s imports of DRAM unmounted components were subject to 0%, and, after June 2012, SMART Brazil’s imports of Flash unmounted components also became subject to 0% import duties and related taxes, both as a result of PADIS. Even with this 0%, if SMART Brazil is found to have used the incorrect product classification code, SMART Brazil will be subject to an administrative penalty equal to 1% of the value of the imports. SMART Brazil has filed defenses to the Third Assessment. The Company believes that SMART Brazil used the correct product code on its imports and that the Third Assessment is incorrect. SMART Brazil intends to vigorously fight this matter. Although SMART Brazil did not receive the Third Assessment until December 12, 2013, the Third Assessment was issued before the CARF decisions in favor of SMART Brazil on the First Assessment and the Second Assessment were published.

The amounts claimed by the tax authorities on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$5.7 million (or $1.1 million) as of May 29, 2020.

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

The following table shows operating results net of inter-segment revenues, which, for the respective three and nine months ended, are not material to the financial statements (dollars in thousands):

	Three Months Ended				Nine Months Ended
	May 29, 2020				May 29, 2020
	Specialty Memory Products	Brazil Products	SCSS	Total	Specialty Memory Products	Brazil Products	SCSS	Total
Net Revenue	$127,700	$92,701	$60,886	$281,287	$342,685	$284,400	$198,262	$825,347
Adjusted Gross Profit	$21,047	$19,685	$14,907	$55,639	$61,166	$50,840	$52,312	$164,318
Adjusted Gross Margin	16%	21%	24%	20%	18%	18%	26%	20%

Adjusted Gross Profit and Adjusted Gross Margin excludes share-based compensation (see Note 1(s)), intangible amortization (see Note 1(l)) and corporate expenses ($0.1 million and $0.2 million, respectively).

	Three Months Ended				Nine Months Ended
	May 31, 2019				May 31, 2019
	Specialty Memory Products	Brazil Products	SCSS	Total	Specialty Memory Products	Brazil Products	SCSS	Total
Net Revenue	$98,755	$100,982	$35,920	$235,657	$354,312	$447,373	$131,914	$933,599
Adjusted Gross Profit	$23,992	$13,908	$6,023	$43,923	$87,137	$80,676	$19,575	$187,388
Adjusted Gross Margin	24%	14%	17%	19%	25%	18%	15%	20%

Adjusted Gross Profit and Adjusted Gross Margin excludes share-based compensation (see Note 1(s)) and intangible amortization (see Note 1(l) and corporate expenses ($0.2 million and $0.2 million, respectively).

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, property and equipment by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 29,	May 31,	May 29,	May 31,
	2020	2019	2020	2019
Geographic Net Sales:
U.S.	$131,596	$79,483	$362,215	$250,140
Brazil	92,687	101,035	285,059	447,549
Asia	42,072	37,136	126,080	176,208
Europe	8,575	9,001	29,917	32,524
Other Americas	6,357	9,002	22,076	27,178
Total	$281,287	$235,657	$825,347	$933,599

	May 29,	August 30,
	2020	2019
Property and Equipment, Net:
U.S.	$11,349	$8,801
Brazil	30,945	49,221
Malaysia	9,234	8,186
Other	2,232	2,137
Total	$53,760	$68,345

(12)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	May 29, 2020		May 31, 2019		May 29, 2020		May 31, 2019
	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales
Customer A(1)	$38,778	14%	$47,889	20%	$144,847	18%	$186,315	20%
Customer B(2)	35,087	12%	—	—	89,834	11%	—	—
Customer C(1)	—	—	26,154	11%	—	—	—	—
Customer D(2)	—	—	23,917	10%	—	—	112,149	12%
Customer E(2)	—	—	—	—	—	—	137,414	15%
	$73,865	26%	$97,960	41%	$234,681	29%	$435,878	47%

(1)	Brazil Products customer
(2)	Specialty Memory Products customer

As of May 29, 2020, two direct customers that represented less than 10% of net sales, Customers F and G, accounted for approximately 18% and 10% of accounts receivable, respectively. As of August 30, 2019, three direct customers that represented less than 10% of net sales, Customers F, G and H, accounted for approximately 12%, 15% and 15% of accounts receivable, respectively.

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

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 29,	May 31,	May 29,	May 31,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$825	$1,945	$(8,671)	$45,707
Denominator:
Weighted average shares outstanding:
Basic	24,066	23,005	23,895	22,824
Diluted	24,431	23,330	23,895	23,374
Earnings per share:
Basic	$0.03	$0.08	$(0.36)	$2.00
Diluted	$0.03	$0.08	$(0.36)	$1.96
Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	7,892	1,775	7,236	1,510

(14)	Other Income (Expense), Net

The following table provides the detail of other income (expense), net as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 29,	May 31,	May 29,	May 31,
	2020	2019	2020	2019
Foreign currency gains (losses)	$(484)	$(144)	$(2,586)	$(3,481)
Loss on capped call mark-to-market adjustment	(2,924)	—	(7,719)	—
Loss on early extinguishment of debt/revolver	(192)	—	(6,822)	—
Other	155	241	456	501
Total other income (expense), net	$(3,445)	$97	$(16,671)	$(2,980)

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

Recent Developments – COVID 19

The outbreak of  coronavirus disease 2019 (“COVID-19”) has resulted in millions of infections and hundreds of thousands of deaths worldwide, as of the date of filing of this Quarterly Report, and continues to spread in  the United States, Asia, Europe and Brazil, the major markets in which we operate. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including, among others, restrictions on travel and the imposition of stay-at-home or work remote or from home conditions and has otherwise caused consumers and businesses to reduce their activities and their spending. These restrictions and reductions in activities have caused a slowdown in the economy and may have a negative impact on our sales and marketing, and our product development activities. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, the pandemic has resulted in reduced sales volumes of certain product lines within our SCSS business during the three months ended May 29, 2020 and if these conditions continue for an extended period of time, or if we have an outbreak in any of our facilities, such reduced sales volumes may continue or worsen and we may, among other issues, experience, in any or all product lines, delays in product development, a decreased ability to support our customers, disruptions in sales and manufacturing activities and an overall lack of productivity. Similarly, while we have not yet experienced a major disruption in our supply chain as a result of the COVID-19 pandemic, if there is a significant outbreak or if travel restrictions or stay-at-home or work remote or from home conditions or other governmental or voluntary restrictions relating to the COVID-19 pandemic significantly impact our suppliers’ ability to manufacture or deliver raw materials or provide key components or services, we could experience delays or reductions in our ability to manufacture and ship products to our customers. The pandemic may also impact the demand for our customers’ products or our customers’ ability to manufacture their products, which could reduce their demand for our products or services. While we do not know and cannot quantify specific impacts, we expect we may be negatively affected if we encounter manufacturing or supply chain problems, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other COVID-19 ramifications. For a further discussion of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in this Quarterly Report.

Results of Operations

The following is a summary of our results of operations for the three and nine months ended May 29, 2020 and May 31, 2019:

	Three Months Ended				Nine Months Ended
	May 29, 2020	% of sales*	May 31, 2019	% of sales*	May 29, 2020	% of sales*	May 31, 2019	% of sales*
	(in thousands, other than percentages and per share data)
Consolidated Income Statements:
Net sales	$281,287	100%	$235,657	100%	$825,347	100%	$933,599	100%
Cost of sales (1)	227,054	81%	192,622	82%	665,288	81%	748,364	80%
Gross profit	54,233	19%	43,035	18%	160,059	19%	185,235	20%
Operating expenses:
Research and development (1)	14,436	5%	11,330	5%	44,023	5%	34,384	4%
Selling, general and administrative (1) (2)	29,733	11%	24,306	10%	91,935	11%	73,202	8%
Total operating expenses	44,169	16%	35,636	15%	135,958	16%	107,586	12%
Income from operations	10,064	4%	7,399	3%	24,101	3%	77,649	8%
Other income (expense):
Interest expense, net	(3,094)	(1%)	(5,001)	(2%)	(11,736)	(1%)	(16,149)	(2%)
Other expense, net	(3,445)	(1%)	97	0%	(16,671)	(2%)	(2,980)	0%
Total other expense	(6,539)	(2%)	(4,904)	(2%)	(28,407)	(3%)	(19,129)	(2%)
Income (loss) before income taxes	3,525	1%	2,495	1%	(4,306)	(1%)	58,520	6%
Provision for income taxes	2,700	1%	550	0%	4,365	1%	12,813	1%
Net income (loss)	$825	0%	$1,945	1%	$(8,671)	(1%)	$45,707	5%

Earnings per share:
Basic	$0.03		$0.08		$(0.36)		$2.00
Diluted	$0.03		$0.08		$(0.36)		$1.96
Shares used in computing earnings per share:
Basic	24,066		23,005		23,895		22,824
Diluted	24,431		23,330		23,895		23,374
* Summations may not compute precisely due to rounding.

(1) Includes share-based compensation expense as follows:
Cost of sales	$699		$651		$2,161		$1,803
Research and development	780		673		2,306		1,967
Selling, general and administrative	3,428		3,109		11,043		8,866
(2) Includes amortization of intangible assets expense as follows:
Cost of sales	$647		$16		$1,941		$130
Selling, general and administrative	2,767		960		8,299		2,882

Three and Nine Months Ended May 29, 2020 as Compared to the Three and Nine Months Ended May 31, 2019

Net Sales

Net sales increased by $45.6 million, or 19.4%, during the three months ended May 29, 2020 compared to the same period in the prior year, and decreased by $108.3 million, or 11.6% during the nine months ended May 29, 2020 compared to the same period in the prior year. Net sales were positively impacted by higher overall revenue from SCSS of $25.0 million, or an increase of 69.5%, and $66.3 million, or an increase of 50.3%, for the three and nine-month periods, respectively, primarily driven by our two acquisitions in July 2019 which contributed $19.9 million and $67.0 million of revenue for the three and nine-month periods, respectively. In addition, our sales of Specialty products had an increase of $28.9 million, or 29.3%, for the three-month period, primarily due to higher revenue from Specialty Flash and DRAM products resulting from 80% higher Flash average selling prices due to a change in product mix, as well as sales of new products and increased customer penetration. In both the three and nine-month periods, net sales were negatively impacted by a decrease in Brazil product sales of $8.3 million, or a decline of 8.2%, and $163.0 million, or a decline of 36.4%, respectively. The Brazil product sales decrease was primarily due to lower average selling prices for both DRAM products, having declines of 13% and 57%, respectively, and mobile memory having declines of 7% and 50%, respectively, for the three and nine-month periods.

Cost of Sales

Cost of sales increased by $34.4 million, or 17.9%, during the three months ended May 29, 2020 compared to the same period in the prior year, and decreased by $83.1 million, or 11.1%, during the nine months ended May 29, 2020. The increase for the three-month period was primarily due to higher cost of materials of $28.1 million (or 16.9%) due to the higher level of sales of Specialty and SCSS products, as well as additional production costs in Brazil and from our SCSS acquisitions. The decrease for the nine-month period was primarily due to lower cost of materials of $90.8 million (or 13.8%) due to the lower level of sales, partially offset by higher production costs related to the increased revenue and additional costs from the SCSS acquisitions. Included in the cost of sales changes were favorable foreign exchange impacts of $2.0 million and $3.4 million for the three and nine-month periods, respectively, due to locally sourced cost of sales in Brazil.

Gross Profit

Gross margin increased to 19.3% in the three months ended May 29, 2020 compared to 18.3% in the same period in the prior year, and was relatively flat for both nine-month periods. The increase in the three-month periods was primarily due to higher gross margin on the products from our SCSS acquisitions and lower manufacturing costs in Brazil due to favorable foreign exchange impact.

Research and Development Expense

Research and development (“R&D”) expense increased by $3.1 million, or 27.4%, during the three months ended May 29, 2020 compared to the same period in the prior year, and by $9.6 million, or 28.0%, during the nine months ended May 29, 2020 compared to the same period in the prior year. The increase was primarily due to $3.4 million and $8.7 million in the three and nine-month periods, respectively, of higher costs from the addition of our SCSS acquisitions. Included in the R&D expense increases were favorable foreign exchange impacts of $0.8 million and $1.2 million for the three and nine-month periods, respectively.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased by $5.4 million, or 22.3%, during the three months ended May 29, 2020 compared to the same period in the prior year, and by $18.6 million, or 25.4%, during the nine months ended May 29, 2020 compared to the same period in the prior year. The increases were primarily due to $6.0 million and $17.6 million in the three and nine-month periods, respectively, of higher costs from the addition of our SCSS acquisitions, as well as integration expenses associated with the acquisitions and additional facilities expense. Included in the SG&A expense increase were favorable foreign exchange impacts of $0.5 million and $0.8 million for the three and nine-month periods, respectively.

Other Income (Expense)

Interest expense, net decreased $1.9 million, or 38.1%, during the three months ended May 29, 2020 compared to the same period in the prior year, and by $4.4 million, or 27.3%, during the nine months ended May 29, 2020 compared to the same period in the prior year, primarily due to lower interest expense resulting from the issuance of our convertible Notes and the extinguishment of the term loans in the second quarter of fiscal 2020. See Note 7 for additional information.

Other expense, net increased by $3.5 million during the three months ended May 29, 2020 compared to the same period in the prior year primarily due to $2.9 million mark-to-market losses on the capped calls, and increased by $13.7 million during the nine months ended May 29, 2020 compared to the same period in the prior year, primarily due to $7.7 million mark-to-market losses on the capped calls and $6.8 million extinguishment loss of long-term debt, as well as foreign currency losses.

Provision for Income Taxes

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to SMART, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes increased by $2.2 million and decreased by $8.4 million for the three and nine months ended May 29, 2020, respectively, as compared to the same periods in the prior year, primarily due to the profits and related taxes in non-U.S. jurisdictions.

As of May 29, 2020, SMART has a full valuation allowance for our net deferred tax assets associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Liquidity and Capital Resources

	Nine Months Ended
	May 29, 2020	May 31, 2019
	(in thousands)
Cash provided by operating activities	$62,227	$120,716
Cash used in investing activities	(16,735)	(30,189)
Cash provided by financing activities	12,751	770
Effect of exchange rate changes on cash and cash equivalents	(24,537)	(2,432)
Net increase in cash and cash equivalents	$33,706	$88,865

At May 29, 2020, we had cash and cash equivalents of $131.8 million, of which approximately $106.6 million was held outside of the United States.

In February 2020, we issued $250.0 million in aggregate principal amount of 2.25% convertible senior notes due 2026 for which we received proceeds of $243.1 million, net of issuance costs. We used $204.9 million for extinguishment of long-term debt and $21.8 million for purchasing privately-negotiated capped calls. See Note 7 for additional information.

In July 2019, we acquired SMART EC and SMART Wireless for purchase prices of approximately $78 million and $15 million, respectively. We financed these acquisitions using cash from operations, as well as approximately $11 million in SGH ordinary shares issued in connection with the SMART Wireless acquisition. See Note 2 for additional information.

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

During the nine months ended May 29, 2020, cash provided by operating activities was $62.2 million. The primary factors affecting our cash flows during this period were $65.3 million of non-cash related expenses and $5.6 million change in our net operating assets and liabilities, partially offset by $8.7 million of net loss. The $5.6 million change in net operating assets and liabilities consisted of increases of $17.9 million in accounts receivable, $72.5 million in inventory and $1.1 million in prepaid expenses and other assets, and a decrease of $3.5 million of operating lease liabilities, offset by increases of $95.7 million of accounts payable and $4.9 million in accrued expense and other liabilities. The increase in accounts receivable was primarily due to timing of sales, while the increases in inventory and accounts payable were primarily due to the transition of inventory from contract manufacturers to the company due to our recent acquisitions, as well as higher purchases for certain programs.

During the nine months ended May 31, 2019, cash provided by operating activities was $120.7 million. The primary factors affecting our cash flows during this period were $45.7 million of net income, $36.2 million of non-cash related expenses and a $38.8 million change in our net operating assets and liabilities. The $38.8 million change in net operating assets and liabilities consisted of decreases of $7.7 million in accounts receivable, $82.8 million inventory and $1.8 million in prepaid expenses and other assets, offset by decreases of $44.9 million in accounts payable, $7.6 million in accrued expense and other liabilities. The decreases in inventory and accounts payable were primarily due to the reduction of inventory along all business areas as product lead times and average selling prices reduced.

Net cash used in investing activities during the nine months ended May 29, 2020 was $16.7 million consisting primarily of purchases of property and equipment. Net cash used in investing activities during the nine months ended May 31, 2019 was $30.2 million consisting primarily of purchases of property and equipment.

Net cash provided by financing activities during the nine months ended May 29, 2020 was $12.8 million, consisting primarily of $243.1 million proceeds from issuance of convertible notes and $4.9 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans, partially offset by $204.9 million payment for extinguishment of long-term debt, $21.8 million purchase of capped calls, $7.9 million long-term debt payments for both the Amended Credit Agreement and the BNDES Credit Agreement and $0.6 million for withholding tax on restricted stock units. Net cash provided by financing activities during the nine months ended May 31, 2019 was $0.8 million, consisting primarily of $6.1 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans, partially offset by $5.1 million long-term debt payments for the BNDES Credit Agreements and $0.2 million for withholding tax on restricted stock units.

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

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the Brazil reais. Approximately 35% and 48% of our net sales during the nine months ended May 29, 2020 and May 31, 2019, respectively, originated in reais. We present our combined financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our consolidated financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our consolidated income statements is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated income statements are also impacted by foreign currency gains and losses recorded in Other Expense arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During the nine months ended May 29, 2020 and May 31, 2019, we recorded $2.6 million and $3.5 million, respectively, of foreign exchange losses.

Interest Rate Risk

We are subject to interest rate risk in connection with our short-term debt under the Amended Credit Agreement as of May 29, 2020. Although we did not have any revolving balances outstanding as of May 29, 2020, the revolving facility under the Amended Credit Agreement provides for borrowings of up to $50 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the revolving loans under the Amended Credit Agreement were fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $0.5 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 29, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our business may be more adversely impacted by the effects of COVID-19 in the future. We source our materials from different parts of the world that have been affected by the virus which could have an adverse impact on our supply chain and our ability to get the materials we need to build our products. Our operations as well as the operations of our suppliers, customers and third-party sales representatives and distributors have been and will continue to be disrupted by varying individual and governmental responses to COVID-19 around the world such as business shutdowns, stay-at-home directives, travel restrictions, border closures, and other travel or health-related restrictions as well as by absenteeism, quarantines, self-isolations, office and factory closures, delays on deliveries, and disruptions to ports and other freight infrastructure. The COVID-19 pandemic has negatively impacted sales of certain product lines in our SCSS business and, depending on the magnitude and duration of pandemic-related disruptions, such reduced sales volumes may continue or worsen and we may, among other issues, experience, in any or all product lines, delays in product development, a decreased ability to support our customers, disruptions in manufacturing and in sales and marketing activities, and an overall lack of productivity, each of which could have a negative impact on our ability to meet customer commitments and have a negative impact on our revenue and profitability in subsequent periods.

Government shutdown orders or stay-at-home directives or individual decisions, or an outbreak among or quarantine of the employees in any of our facilities, could cause significant interruptions to, or temporary closures of our operations. Since a large percentage of our production is done in a small number of facilities, a disruption to operations in any one facility could have a material impact on our business.

In addition, COVID-19 has in the short-term, and, together with other disease outbreaks, may over the longer term, adversely affect the economies and financial markets within many countries and regions, including in the United States, Brazil, Asia and Europe, which are the primary geographic areas in which we conduct business, resulting in a significant economic downturn.

Moreover, to the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof, continues to adversely affect our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for our fiscal year ended August 30, 2019, such as those relating to factors affecting fluctuations in our operating results from quarter to quarter, worldwide economic and political conditions, changes in the political or economic environments in Brazil, Malaysia or other international geographies in which we do business, reliance on a limited number of customers for a significant portion of our net sales, inventory write-downs or write-offs, our dependence on a small number of sole or limited source suppliers, our ability to maintain manufacturing efficiency, disruption of our operations at our manufacturing facilities, our reliance on third-party sales representatives to assist in selling our products, risks generally associated with international business operations, risks related to foreign currency exchange rates, our high level of indebtedness, including our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness and our ability raise additional funds when and as needed.

There can be no assurance that decreases in sales resulting from the wide-ranging effects of COVID-19 will be offset by increased sales in subsequent periods.

We are unable to accurately predict the impact that COVID-19 will have on future periods due to various uncertainties and future developments, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, the occurrence of other epidemics, the imposition of related public health measures and travel and business restrictions or other actions that may be taken by governmental authorities in an effort to contain or treat the virus, all of which, together with the disruptions and other factors discussed above could have a material adverse effect on our customer relationships, operating results, cash flows, financial condition and have a negative impact on our stock price.

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

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. Under applicable accounting principles, the initial liability carrying amount of the Notes is the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, non-convertible debt. We reflected the difference between the net proceeds from the issuance of the Notes and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income or higher reported losses. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our ordinary shares and the Notes.

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

At the time of the issuance of the Notes, we were not permitted under the terms of our amended and restated memorandum and articles of association to repurchase our ordinary shares. As such, until we notified the counterparties to the Capped Calls that we have obtained shareholder approval to receive shares in connection with the Capped Calls, we were only entitled to receive cash upon settlement, cancellation or termination of the Capped Calls. On March 30, 2020 we received such shareholder approval and on March 31, 2020 we notified the counterparties to the Capped Calls of this approval.

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

Successive Brazilian governmental administrations have adopted economic policies intended to foster innovation and investment in local production, stimulate job growth, provide stimulus to exports and defend local manufacturers in various industries. In recent decades, the Brazilian government identified the design and manufacture of ICs as a priority and established tax incentives and local content requirements intended to promote the development of the local IT industry. These incentives include the PPB/IT Program, PADIS and Lei do Bem. The law that provides the PPB/IT Program benefits is currently legislated to remain in force through the end of 2029. The PPB/IT Program is intended to promote local manufacturing by allowing qualified companies to receive incentives when they sell specified IT products, including desktops, notebooks, servers, SmartTVs and mobile products that contain components that are manufactured in Brazil. The PPB/IT Program, through the enactment of several ordinances, provided for reduced Brazilian federal excise tax rate, or the IPI, for qualified parties as compared to the rate that is required to be collected by non-qualified parties. The PPB/IT Program provided an incentive for certain customers to purchase products from us because they were not required to pay the regular level of IPI on their purchases. Under the PPB/IT Program, the percentage of local content required in specified IT products increased significantly from 2006 to 2019. For example, under the PPB/IT Program, from 2006 to 2019, the total requirement of DRAM modules made with locally packaged DRAM ICs for notebook computers increased from 0% to 80%. In order to receive the intended treatment as a PPB/IT Program supplier, our subsidiary, SMART do Brazil, was required to invest in research and development activities in an amount equal to 4% of its gross annual sales revenues reduced by the following: the cost of raw materials qualified as products eligible for the PPB/IT Program, including the ICs that were purchased from our other Brazilian subsidiary, SMART Brazil, and that were used to make memory modules; applicable sales taxes; the value of products exported out of Brazil; and the value of products shipped to the Manaus Free Trade Zone.

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

As part of making the local regulation compatible with the WTO principles, the government of Brazil also enacted a new law that, effective April 1, 2020, provides for changes in the mechanism of tax incentives granted to the IT sector that impacts SMART Brazil and SMART do Brazil as well as their customers. While participants in the PPB/IT Program will no longer be allowed the benefits of reduced IPI as of April 1, 2020, these participants will be granted financial credits based on varying multipliers of their annual R&D investments subject to varying caps related to certain percentages of the sales revenue within the country. These financial credits can be used by participants either as a credit against certain taxes, or to request a refund in cash.

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

We have structured our operations in a manner designed to maximize our benefit from various tax incentives and/or tax holidays extended to manufacturers in Brazil and Malaysia to encourage investment and employment. In Brazil, we participate in the following government investment incentive programs, among others:

•

Support Program for the Technological Development of the Semiconductor and Display Industries (PADIS), 2007. PADIS is designed to promote the development of the local semiconductor industry. We began operations under the PADIS rules in February 2011 and have been qualified for beneficial tax treatment in connection with several products that we manufacture in Brazil. The PADIS benefits include: (i) relief from Brazil’s corporate income tax, resulting in a reduction in the Brazilian statutory income tax rate from 34% to 9% on taxable income from the semiconductor IC portion of our operations, (ii) relief from the PIS and COFINS Contributions, the IPI, and Brazil’s import tax, on both the import and domestic acquisition of fixed assets, inputs, software and sale of final products eligible for PADIS, and (iii) relief from Brazil’s tax on outbound royalties, or CIDE. Effective April 1, 2020, the reduction of the IPI, PIS and COFINS rates to zero percent on our sales is no longer available as a result of a December 2019 amendment to the PADIS Program intended at making PADIS compatible with the principles of the WTO. Instead, participants in the PADIS program are entitled to financial credits based on varying multipliers of their annual R&D investments subject to caps related to certain percentages of the sales revenue within the country. These financial credits can be used by participants either as a credit against certain taxes, or to request a refund in cash. To realize these benefits, our subsidiary, SMART Brazil, is required to invest a percentage of its gross annual semiconductor sales revenues (reduced by certain permitted deductions) in research and development activities conducted in Brazil each calendar year. The applicable percentage was 3% for 2015, increasing to 4% for 2016 through 2018, and increasing to 5% for 2019 and beyond. As part of the amendment effective on April 1, 2020, the amount of permitted deductions from gross revenues has decreased. Furthermore, SMART Brazil is not permitted to distribute to shareholders (through dividends, capital reductions or otherwise) the amount of corporate income taxes not paid as a result of the PADIS benefits. Failure to comply with our obligations under the PADIS could result in significant penalties and could also result in the suspension of our participation in PADIS and ultimate termination of PADIS should SMART Brazil fail to repair the infraction within 90 days or should SMART Brazil have PADIS suspended twice in the period of two years. If SMART Brazil’s participation in PADIS were terminated, it would be permitted to reapply for the program only after a two-year period.

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

As a result of the COVID-19 pandemic, the exchange rate of the Brazilian Reais has experienced wide fluctuations and increased from 4.0307 on December 31, 2019 to as high as 5.427 as of April 30, 2020. This substantial increase could have a significant negative impact on the economy in Brazil and on the cost of and demand for our products.

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

SMART GLOBAL HOLDINGS, INC.

Date: July 7, 2020	By:	/s/ AJAY SHAH
		Name:	Ajay Shah
		Title:	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: July 7, 2020	By:	/s/ JACK PACHECO
		Name:	Jack Pacheco
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)