Form 10-K
period 2020-08-28
SMART Global Holdings, Inc.
filed 2020-10-22
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on February 28, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), was $376.1 million. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 2, 2020, the registrant had 24,419,782 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 General Meeting are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended August 28, 2020.

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

•	the negative impact on macro-economic conditions, our supply chain, the demand for our products and our overall operations as a result of the novel coronavirus (COVID-19);
•	other factors that may affect our financial condition, liquidity and results of operations; and
•	other risk factors discussed under “Item 1A. Risk Factors.”

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

All references herein to the “real,” “reais” or “R$” are to the Brazilian real. All references herein to “U.S. dollars,” “dollars” or “$” are to U.S. dollars. Solely for the convenience of the reader, we have translated certain amounts in this Annual Report from reais into U.S. dollars using the exchange rate as reported by the Banco Central do Brasil as of July 31, 2020 of R$5.2033 to $1.00. These translations should not be considered representations that any such amounts have been, could have been or could be converted into U.S. dollars at that or at any other exchange rate as of that or any other date. In addition, translations should not be construed as representations that the real amounts represent or have been or could be converted into U.S. dollars as of that or any other date.

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

In our Specialty Compute and Storage Solutions, or SCSS, product group, we have expanded our serviceable markets into areas requiring specialized computing platforms in artificial intelligence, or AI, machine learning, or ML, advanced modeling and high performance computing, or HPC. Penguin Computing provides solutions to Tier 1 and a broad base of secondary customers in the financial services, energy, government, social media and education markets. We expanded SCSS in July 2019 to include embedded and wireless computing products through the acquisitions of Artesyn Embedded Computing, Inc., or AEC, and Inforce Computing, Inc., or Inforce. The AEC acquisition brought more than 30 years of experience with the design and manufacturing of standard and custom embedded computing products specializing in highly reliable, long life solutions for a range of customers in defense, telecommunications, network edge and industrial applications. Inforce is a leading system-on-module, or SOM; single board computer, or SBC; supplier supporting leading customers in IoT endpoint applications across industrial, digital health and smart city/building markets. After completion of these acquisitions, we changed the name of AEC to SMART Embedded Computing, Inc., or SMART EC, and changed the name of Inforce to SMART Wireless Computing, Inc., or SMART Wireless.

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

We offer an extensive lineup of DRAM modules utilizing a wide range of DRAM technologies from legacy Synchronous DRAM to double data-rate, or DDR, DDR2, DDR3 and leading edge, high-performance DDR4 DRAM devices. These technologies are incorporated into enterprise memory and hybrid memory solutions in standard and rugged formats. These modules encompass a broad range of form factors and functions, including dual in-line memory modules, or DIMMs, nonvolatile DIMMs, load reduced DIMMs, registered DIMMs, unbuffered DIMMs, small outline dual in-line memory modules, and mini-DIMMs and XR-DIMMs for industrial and defense, networking and communications, enterprise storage and computing, and other vertical markets. These memory modules come in configurations of up to 288 pins and densities of up to 128 gigabytes. We support leading-edge and emerging interconnect standards such as Gen-Z and OpenCAPI with our Gen-Z Memory module (ZMM) and Differential DIMM (DDIMM). We utilize advanced printed circuit board and device packaging/stacking technologies to achieve cost-effective, high-density solutions. We also develop specialized memory module designs based on specific OEM requirements. Our products are designed to meet the quality requirements of enterprise class systems pursuant to stringent specifications required by various high-speed applications.

We also design and manufacture embedded and removable Flash memory products in a variety of form factors and capacities incorporated into storage and hybrid memory solutions in standard and rugged formats. Our wide range of Flash memory products includes Serial Advanced Technology Attachment, or SATA, and PCIe NVMe products in 2.5” enclosures, M.2 and other module form factors. We also offer Flash component products such as embedded MultiMediaCard, or eMMC, and embedded and removal products in USB, CompactFlash and SD/microSD Card configurations. Our Flash capabilities include application-specific and customized firmware development.

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

Brazil Products

In Brazil we manufacture DRAM modules for desktops, notebooks and servers, where local manufacturing requirements provide substantial financial incentives to our customers to procure locally manufactured memory modules. We have leveraged our experience and infrastructure in Brazil and now process, dice, package and test imported wafer products to create DRAM and Flash components. These capabilities have enabled us to significantly expand our product offering to add mobile memory products, primarily for smartphones. The expanded product offering includes mobile or low power DRAM, eMMC products, and embedded multi-chip package, or eMCP products for smartphones. We also have continued to build upon our success and are now expanding to include products for the IoT market.

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

Manufacturing and Test

Manufacturing

We have manufacturing facilities in Atibaia, Brazil, Newark, California and Penang, Malaysia. These manufacturing facilities have been ISO 9001:2015, ISO 14001:2015 and ISO 45001:2018 certified. We also have a test and integration facility in Tempe, Arizona for SMART EC and other products as well as a manufacturing and integration facility in Fremont, California where assembly and test of our Penguin Computing products is done. Additionally, we are a member of the Responsible Business Alliance, or RBA, and our manufacturing facilities are compliant with the RBA Code of Conduct which is increasingly a business requirement of our customers.

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

In our SCSS products, we have utilized two primary methods of fulfilling demand for products: building products to order and configuring products to order in each case using components and subassemblies that we acquire from a wide range of vendors. At Penguin Computing, we have developed capabilities for design and development of large scale systems and dense HPC clusters that have significant power requirements with manufacturing and test for our HPC products being done in Fremont, California. At SMART EC and SMART Wireless, we have developed capabilities for design and development of a wide range of embedded and wireless computing products which we assemble or manufacture in our manufacturing facilities in Tempe, Arizona, Newark California and Penang, Malaysia.

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

Overall, we served more than 800 end customers in fiscal 2020. In fiscal 2020, 2019 and 2018, sales to our ten largest end customers (including sales to contract manufacturers or ODMs at the direction of such end customers) accounted for 66%, 73% and 84% of net sales, respectively. Of our end customers, Samsung Electronics Co., Ltd., or Samsung, (for whom all sales are direct sales) accounted for 17%, 18% and 34% of net sales in fiscal 2020, 2019 and 2018, respectively; Nutanix, Inc., or Nutanix, accounted for 11% of net sales in fiscal 2020; Cisco Systems, Inc., or Cisco, accounted for 11% and 12% of net sales in fiscal 2019 and 2018, respectively; Lenovo Group Limited, or Lenovo, accounted for 13% and 11% of net sales in fiscal 2019 and 2018, respectively; and Dell Technologies Inc., or Dell, accounted for 10% of net sales in fiscal 2018. Direct sales to Flex accounted for 14%, 17% and 13% of net sales in fiscal 2020, 2019 and 2018, respectively. During these periods, no other customers accounted for more than 10% of our net sales.

Our products are manufactured on a build-to-order basis. Our sales are made primarily pursuant to customer purchase orders and are not based on long-term supply agreements. Accordingly, we have limited backlog and we do not believe our backlog is material or indicative of anticipated net sales.

Suppliers

To address the needs of our customers, we have developed and maintained relationships with leading semiconductor suppliers located in Asia, Europe and the Americas. Our semiconductor suppliers include many of the world’s largest memory manufacturers including Samsung Semiconductor, Inc., or Samsung, Micron Technology, Inc., or Micron, SK Hynix, Inc., or SK Hynix, and Kioxia (formerly Toshiba). They also include some of the world’s largest providers of computing, communications and graphics processers including Intel Corporation, or Intel,, Advanced Micro Devices, Inc., or AMD, Nvidia Corporation, or Nvidia and Qualcomm Incorporated, or Qualcomm; as well as providers of subsystems including Intel and Giga-Byte Technology Co., Ltd., or Giga-Byte; networking products including Artista Networks, Inc., or Artista, and Mellanox Technologies, Ltd., or Mellanox; and suppliers of software products including Red Hat, Inc., or Red Hat. We frequently work jointly with our suppliers in bidding for customers’ design-in opportunities. We also work closely with our suppliers to better ensure that materials are available and delivered on time. Our established global network of materials sourcing helps to ensure that our pricing remains competitive and that we are able to provide a stable source of supply for our customers.

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

Sales, Support and Marketing

We primarily sell our products directly to global OEMs, enterprise, government and other end customers located across North America, Latin America, Asia and Europe. Our sales and marketing efforts are conducted through an integrated process incorporating our direct sales force, e-commerce, customer service representatives and our on-site field application engineers, or FAEs, with a network of independent sales representatives, distributors, integrators and resellers. Our sales and marketing efforts also include a high level of involvement from our senior executives. Larger customers are also often supported by dedicated sales and support teams. As of August 28, 2020, we had 147 sales and marketing personnel worldwide.

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

Our marketing activities include advertising in technical journals, publishing articles in leading industry periodicals, social media, periodic webinars, publishing white papers, electronic newsletters, blogs and utilizing direct email solicitation. In addition to these marketing activities, we also participate in many industry trade shows worldwide. We have active memberships in industry organizations such as the Joint Electron Device Engineering Council, or JEDEC, the USB Implementers Forum, the SD Card Association, the Storage Networking Industry Association, the CompactFlash Association, Gen-Z Consortium, OpenCAPI Consortium, CXL Consortium, Trusted Computing Group, or TCG, the OCP, Sensor Open Systems Architecture, or SOSA, and Peripheral Component Interconnect Special Interest Group, or PCI-SIG.

Research and Development

The timely development of new products is essential to maintaining our competitive position. Our research and development activities are conducted primarily at our research and development centers in Newark, Fremont and Irvine, California; Bangalore and Kochin, India; Atibaia, Brazil; Penang, Malaysia; Tempe and Gilbert, Arizona; Seongnam-City, South Korea; New Taipei City, Taiwan; and Tewksbury, Massachusetts. Our research and development activities are focused on driving innovation in our products as well as continuous process improvement for our procurement, test and manufacturing. Our product development in specialty memory and Brazil includes innovations for next generation DRAM products, mobile DRAM, hybrid memories such as hybrid volatile and non-volatile DRAM or NVDIMM, enterprise memory, many Flash-based products, such as eMMC and eMCP. Our research and product development for Penguin Computing includes server selection and design, designs to enable integration of racks and clusters, storage system design and evaluation, high performance network design, component testing for switches, cables and interface devices, and development of software defined storage systems. Our product development for SMART EC and SMART Wireless includes embedded computer boards and systems. We plan to continue to devote research and development efforts to the innovation and design of these and other new products which address the requirements of our customers, with a focus on the faster growing markets.

We continue to develop a broad offering of Flash-based products targeting the industrial, defense, communications, and enterprise storage and compute markets. In order to enhance our efforts to develop innovative Flash products, we continue to increase our engineering resources significantly, including in our research and development center in New Taipei City, where our engineering team is dedicated to firmware development, systems engineering and integration, system and platform validation and applications, and product and reliability engineering for new products. In addition, in order to take advantage of local regulations and government incentive programs for the growing mobile memory market in Brazil, we have invested substantial financial and management resources to expand our Brazilian research and development capabilities to enable us to develop a broad offering of Flash-based products for the local market. We are also working on expanding our offering for IoT and IIoT products and, through our acquisition of SMART Wireless, we now have over 40 design engineers combined in our two locations in India.

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

We spent $52.1 million, $47.9 million and $39.8 million on research and development in fiscal 2020, 2019, and 2018, respectively. As of August 28, 2020, we had 276 research and development personnel worldwide.

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

•

Semiconductor memory IC manufacturers that also manufacture DRAM modules and Flash products, including Samsung, Micron, Western Digital Corporation, or Western Digital, Intel, SK Hynix, and Kioxia (formerly Toshiba);

•	In our supply chain services business, a broad set of companies, including distributors and third party logistics providers as well as our customers’ in-house solutions;
•	Providers of compute and storage systems, including HPE and Dell;
•	Semiconductor and subsystem manufacturers including Intel, NVIDIA, GigaByte, Quanta Services, Inc., or Quanta, Synnex Corporation, or Synnex, and Super Micro Computer, Inc., or Super Micro;
•	Providers of embedded computing platforms and systems including ADLink, Advantech, Kontron, Curtis Wright, and Mercury Systems; and
•	Providers of system-on-modules and single board computers including Lantronix, Intrynsic, Thundercomm, eInfochips and Toradex.

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

Intellectual Property

We rely on a combination of trade secrets, know-how, trademarks, copyright and, to a lesser extent, patents to protect our intellectual property rights. As of October 2, 2020, we have 153 issued patents, including 110 patents issued in the United States, 38 patents issued in China, 2 patents issued in Brazil and 3 patents issued in South Korea, expiring between 2022 and 2038, excluding any additional patent term for patent term adjustments. In addition, we have 30 patent applications pending, including 11 patent applications in the United States, 5 patent applications in China, 6 patent applications in Brazil, 7 patent applications in Malaysia and 1 patent application in Argentina.

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

Employees

As of August 28, 2020, we had 1,754 full-time employees.

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

Brazil Local Manufacturing Requirements

The Brazilian government has a long history of utilizing local manufacturing requirements to promote job creation, sustain economic growth and increase the competitiveness of various domestic industries. These regulations have also helped enable the expansion of the Brazilian middle class. These requirements have been important in the development of numerous industries in Brazil, including automotive, oil and gas, aerospace and healthcare. Beginning in 1991, local manufacturing regulations were introduced to vitalize Brazil’s IT industry as government programs began to be implemented to incentivize manufacturers to establish and expand their operations in Brazil and to incentivize OEMs to apply and utilize locally manufactured components for their products.

We have participated in three government investment incentive programs.

•

Lei da Informática—Processo Produtivo Básico, 1991, extended through 2029, or PPB/IT Program: Provides for significant relief from various tax provisions for companies that develop or produce computing and automation goods and invest in IT-related research and development in Brazil. The PPB/IT Program requirements for local manufacturing are published publicly on a periodic basis. OEMs that are PPB/IT Program-compliant and who fulfill the regulatory requirements receive substantial benefits including a reduction in excise taxes on their purchases from qualified suppliers as well as a reduction in the taxes that they are required to charge on sales to their end customers. These tax benefits are a strong incentive for OEMs to purchase products from local manufacturers such as our Brazilian subsidiaries. The PPB/IT Program requirements for locally sourced memory components from calendar years 2008 through August 2020 were enacted through several ordinances portions of which are set forth below.

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

Below is a table that sets forth the historical local manufacturing requirements that were in effect as of August 2020.

PPB/IT Program Requirements for PC and Server Memory(1)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Notebook DRAM IC Packaging	30%	30%	40%	50%	60%	80%	80%	80%	70%	80%	80%	N/A
Desktop DRAM IC Packaging	10%	10%	10%	10%	30%	50%	60%	80%	80%	80%	80%	N/A
Server DRAM IC Packaging	80%	80%	80%	80%	80%	80%	80%	80%	80%	80%	80%	N/A

PPB/IT Program Requirements for Mobile Memory(1)	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Notebook SSD IC Package	0%	0%	35%	40%	30%	40%	40%	35%	50%	50%	50%	N/A
SSD Module Flash IC Package	0%	0%	0%	0%	40%	60%	80%	30%	40%	60%	60%	N/A
Mobile/Smartphones microSD Cards	0%	0%	0%	5%	5%	10%	20%	40%	50%	50%	50%	N/A
All Other Memory
Types(2)	0%	0%	0%	0%	0%	5%	20%	30%	30%	50%	60%	N/A

PPB/IT Program Requirements for TV	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
TV IC Package	0%	0%	0%	0%	0%	0%	0%	30%	40%	40%	40%	40%

(1)	Revoked effective July 2019.
(2)	Includes mobile DRAM, eMMC and eMCP.
Source:

Brazilian Ministry of Science, Technology and Innovation, Interministerial Ordinances 287/2014, 85/2014, 239/2016, 179/2016, 141/2015, 263/2014, 14/2016, 21/2017, 41/2017, 52/2017, 03/2018, 20/2018, 44/2018 and 52/2018.

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

As part of making the local regulation compatible with the WTO principles, the government of Brazil also enacted a new law that provides for changes in the mechanism of incentives granted to the IT sector that impacts SMART Brazil and SMART do Brazil as well as their customers. Effective April 1, 2020, the reduction of the IPI for PPB/IT Program was eliminated for certain types of customers along with, for PADIS companies, the zero rates of IPI, PIS and COFINS levied on sales. Instead, participants in the PPB/IT Program as well as PADIS companies, are entitled to a subsidy of operational costs in the form of financial credits calculated based on effective disbursements made on research and development initiatives under the aforesaid programs. These financial credits may be used by participants either as a credit against certain federal taxes, or to request a refund in cash. PADIS beneficiaries are entitled to financial credits equivalent to 2.62 times the effective disbursements on research and development initiatives under PADIS, limited to a cap of 13.1% of the total incentivized revenues within the country. The financial credits under the PPB/IT Program range from 2.73 to 3.41 times the research and development investment, limited to 10.92% to 13.65% of domestic gross sales revenues, depending on the location of the participant and on what products it manufactures and sells. These multipliers and caps decline over time. Under the current law the financial credits are available for PADIS companies through January 2022 and for other PPB/IT Program participants through December 2029. Notwithstanding the legislative changes that took effect in April 2020, IPI on sales to OEM and contract manufacturing customers are still suspended under the PPB/IT Program. Such sales to OEM and contract manufacturing customers are also not subject to the research and development investment requirements and therefore not eligible for financial credits.

While we believe that the score-based system will continue to incentivize our Brazilian customers to purchase products from us in Brazil, there can be no assurance that the replacement programs will ultimately be structured and implemented in a way that will provide the same or a similar level of support and benefit for our customers and our business as was previously in place. There can also be no assurance that the WTO, the EU and Japan will agree that this new program structure is compliant with the WTO agreements. Any adverse change in legislation or in the impact and effectiveness of the local incentives programs, or our failure to meet the requirements of any of the regulations, could significantly reduce the demand for, the profit margins on, and the competitiveness of our products in Brazil, and would have a material adverse effect on our business, results of operations and financial condition. See “Item A. Risk Factors—Risks Relating to Our Business—Risks Related to our International Operations— Our success in Brazil depends in part on Brazilian laws establishing incentives for local manufacturing of electronics products. The elimination of or a reduction in the incentives for local manufacturing, or our inability to secure the benefits of these regulations, could significantly reduce the demand for, and the profit margins on, our products in Brazil.”

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

Corporate Information

Our address in the Cayman Islands is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. Our U.S. principal executive offices are located at 39870 Eureka Drive, Newark, California 94560. Our telephone number at this address is (510) 623-1231. Our principal website is http://www.smartgh.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report.

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

Risks Relating to Our Business

We face risks related to the novel coronavirus (COVID-19) as well as other pandemics, which could significantly disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, and which could have a material adverse impact on our business, financial condition, operating results and cash flows.

The outbreak of coronavirus disease 2019 (“COVID-19”) has resulted in millions of infections and over one million deaths worldwide, as of the date of filing of this Annual Report, and continues to spread in the United States, Asia, Europe and Brazil, the major markets in which we operate. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, and our operations as well as the operations of our suppliers, customers and third-party sales representatives and distributors have been and will continue to be disrupted by varying individual and governmental responses to COVID-19 around the world such as business shutdowns, stay-at-home directives, travel restrictions, border closures, and other travel or health-related restrictions as well as by absenteeism, quarantines, self-isolations, office and factory closures, delays on deliveries, and disruptions to ports and other freight infrastructure. These restrictions have caused consumers and businesses to reduce their activities and their spending, have caused a slowdown in the global economy and have had, and may continue to have, a negative impact on our sales and marketing, and our product development activities. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, the pandemic has resulted in reduced sales volumes of certain product lines within our SCSS business in the second half of fiscal 2020 and if these conditions continue, or if we have an outbreak in any of our facilities, such reduced sales volumes may continue or worsen and we may, among other issues, experience, in any or all product lines, delays in product development, a decreased ability to support our customers, disruptions in sales and manufacturing activities and overall reduced productivity each of which could have a negative impact on our ability to meet customer commitments and on our revenue and profitability.

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

The impact of the effects of COVID-19 on our business may worsen in the future. We source our materials from different parts of the world that have been affected by the virus and if the impacts of the pandemic worsen in any of these geographies, it could have an adverse impact on our supply chain and our ability to get the materials we need to build our products.

Government shutdown orders or stay-at-home directives or individual decisions to reduce work and commercial activities, or an outbreak among or quarantine of the employees in any of our facilities, could cause significant interruptions to, or temporary closures of our operations. Since a large percentage of our production is done in a small number of facilities, a disruption to operations in any one facility could have a material impact on our business.

In addition, COVID-19 has in the short-term, and, together with other disease outbreaks, may over the longer term, adversely affect the economies and financial markets within many countries and regions, including in the United States, Brazil, Asia and Europe, which are the primary geographic areas in which we conduct business, resulting in a significant economic downturn.

Moreover, to the extent the COVID-19 pandemic or any worsening of the global business and economic environment as a result thereof, continues to adversely affect our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in these Risk Factors, such as those relating to factors affecting fluctuations in our operating results from quarter to quarter, worldwide economic and political conditions, changes in the political or economic environments in Brazil, Malaysia or other international geographies in which we do business, reliance on a limited number of customers for a significant portion of our net sales, inventory write-downs or write-offs, our dependence on a small number of sole or limited source suppliers, our ability to maintain manufacturing efficiency, disruption of our operations at our manufacturing facilities, our reliance on third-party sales representatives to assist in selling our products, risks generally associated with international business operations, risks related to foreign currency exchange rates, our high level of indebtedness, including our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness and our ability raise additional funds when and as needed.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicative of future performance. Furthermore, we may not be able to maintain the margins we have achieved in recent periods. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	the adverse effects of COVID-19 on economic conditions and on our business;
•	interruptions in supply or operations as a result of COVID-19 outbreaks or preventative measures taken by governments or businesses to slow such outbreaks or spreads;
•	the cyclical nature of the markets in which we compete;
•	changes in memory component prices or the average selling prices of our products, including fluctuations in the market price of DRAM and Flash memory components;
•	lack of growth or contraction or increased competition in the memory market in Brazil or other markets;
•	adverse changes to the local content regulations in Brazil;
•	corruption or adverse political situations in Brazil or other markets;
•	increased trade restrictions or trade wars;
•	the loss of, significant reduction in sales to, or demand from, one or more key customers;
•	industry consolidation, which may further reduce the number of our potential customers and/or suppliers;
•	fluctuations in the markets served by our OEM, enterprise and government customers;

•	difficulty matching our purchasing and production to customer demand, which is difficult to forecast accurately;
•	cancellations, modifications or delays in customer orders, product returns and inventory value or obsolescence risk;
•	competitive developments, including the introduction of new competitive products;
•	our failure to develop new or enhanced products and introduce them in a timely manner;
•	reductions in government spending; and
•	the other factors described in this “Item 1A. Risk Factors” section and elsewhere in this report.

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

Our business has experienced quarterly and annual operating losses during the periods presented in the financial statements included in this Annual Report. For example, in fiscal 2020, we had a net loss of $1.1 million. Our ability to maintain profitability depends in part on revenue growth from, among other things, increased demand for our memory solutions, products and related service offerings in our current markets including Brazil, growth in our SCSS business unit including the recently acquired companies SMART EC and SMART Wireless, as well as our ability to expand into new markets. We may not be successful in achieving the revenue and revenue growth necessary to maintain profitability. Moreover, as we continue to expend substantial funds for research and development projects, enhancements to sales and marketing efforts, integration of acquisitions and to otherwise operate our business, we cannot assure you that we will maintain profitability on an annual or quarterly basis even if our revenue does grow.

The markets in which we compete historically have been highly cyclical and have experienced severe downturns that have materially adversely affected, and may in the future materially adversely affect, our business, results of operations and financial condition.

Historically, the markets in which we compete have been highly cyclical and have experienced significant downturns often connected with, or in anticipation of, maturing product cycles of both component suppliers and electronic equipment manufacturers, and/or declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of selling prices and inventory values. Our business depends on the continued growth of the electronics industry and on end-user demand for our customers’ products. Economic downturns often have had an adverse effect upon manufacturers and end-users of electronics products. The timing of new product developments, the lifecycle of existing electronics products and the level of acceptance and growth of new products can also affect demand for our products. Downturns in the markets we serve could have a significant negative impact on the demand for our products. Additionally, due to changing conditions, our customers have experienced and may in the future experience periods of excess inventory that could have a significant adverse impact on our sales. During a downturn in any of the markets that we serve, there is also a higher risk that some of our trade receivables become delinquent or even uncollectible and that our inventory would decrease in value. We cannot predict the timing or the severity of the cycles within our industry. In particular, it is difficult to predict how long and to what levels any industry upturn or downturn, or general economic strength or weakness, will last or develop.

We, as well as our OEM customers, primarily serve end users in the industrial, networking and communications, storage and computing, mobile products, defense, financial services, energy, social media, education, network edge computing, transportation, and IoT endpoint applications markets. Sales of our products are dependent upon demand in these markets. From time to time, each of these markets has experienced cyclical downturns, often in connection with, or in anticipation of, declines in general economic conditions, and we may experience substantial period-to-period fluctuations in our operating results due to factors affecting these markets. Changes in end-user demand for our customers’ products and services could have a material adverse effect on demand for our products and services, particularly if the customer has accumulated excess inventories of products purchased from us or from competitors selling similar products. Reduced demand for our products could have a material adverse effect on our business, results of operations and financial condition.

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

Changes in U.S. trade policies, including the imposition of tariffs and a potential resulting or expanded trade war, could have a material adverse impact on our business.

We source materials from and sell products in foreign countries, including China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. In addition, many of our customers rely heavily on international trade. The imposition of tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. The tariffs may in the future increase our cost of materials and may cause us to increase prices to our customers which we believe may reduce demand for our products. Our price increases may not be sufficient to fully offset the impact of the tariffs and result in lowering our margin on products sold. If the U.S. government increases or implements additional tariffs, or if additional tariffs or trade restrictions are implemented by other countries, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. We are not able to predict future trade policy of the U.S. or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a “trade war,” or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, operational results, financial position and cash flows.

Sales to a limited number of customers represent a significant portion of our net sales, and the loss of any key customer or key program, or the demands of our key customers, could materially harm our business, results of operations and financial condition.

Our principal end customers include global OEMs that compete in the computing, networking, communications, storage, aerospace, defense, mobile and industrial markets. In fiscal 2020, 2019 and 2018, sales to our ten largest end customers (including sales to contract manufacturers or ODMs at the direction of such end customers) accounted for 66%, 73% and 84% of net sales, respectively. Of our end customers, Samsung Electronics Co., Ltd., or Samsung, (for whom all sales are direct sales) accounted for 17%, 18% and 34% of net sales in fiscal 2020, 2019 and 2018, respectively; Nutanix, Inc., or Nutanix, accounted for 11% of net sales in fiscal 2020; Cisco Systems, Inc., or Cisco, accounted for 11% and 12% of net sales in fiscal 2019 and 2018, respectively; Lenovo Group Limited, or Lenovo, accounted for 13% and 11% of net sales in fiscal 2019 and 2018, respectively; and Dell Technologies Inc., or Dell, accounted for 10% of net sales in fiscal 2018. Direct sales to Flex accounted for 14%, 17% and 13% of net sales in fiscal 2020, 2019 and 2018, respectively. While Samsung is a significant customer of ours, purchasing embedded multichip packages, or eMCP, products from us in their smartphone division and DRAM modules from us in their PC division, Samsung’s semiconductor division is also a major supplier and a competitor. See “Risk Factors—Risks Relating to Our Business— Our dependence on a small number of sole or limited source suppliers subjects us to certain risks, including the risk that we may be unable to obtain adequate supplies at reasonable prices and in a timely manner” and “—The markets we serve are intensely competitive, and we may not be able to maintain or improve our competitive position.”

We expect that sales to relatively few customers will continue to account for a significant percentage of our net sales for the foreseeable future. However, we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products or our services at current levels, or at all. Although we have master agreements with some of our customers, these agreements govern the terms and conditions of the relationship and do not contain requirements for them to purchase minimum volumes.

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

We compete globally against semiconductor memory IC manufacturers that also manufacture DRAM ICs and modules and Flash products, including Samsung, Micron, Western Digital, Intel, SK Hynix and Kioxia (formerly known as Toshiba). While these companies generally focus on higher volume commodity products, they sometimes compete with some of our specialty memory products. In addition to competing with certain portions of our product offerings, Samsung is also a major supplier and a significant customer. See “Risk Factors—Risks Relating to Our Business—Sales to a limited number of customers represents a significant portion of our net sales, and the loss of any key customer or key program, or the demands of our key customers, could materially harm our business, results of operations and financial condition” and “—Our dependence on a small number of sole or limited source suppliers subjects us to certain risks, including the risk that we may be unable to obtain adequate supplies at a reasonable price and in a timely manner.”

In our supply chain services business, we compete in a fragmented market with a broad set of companies, including distributors and third party logistics providers as well as our customers’ in-house solutions.

Through imports of DRAM components and modules and Flash products, we face some of the same competitors in Brazil as we do elsewhere. We also face competition from local manufacturers of DRAM modules and Flash products, and expect to face more competition in the future from local semiconductor packaging companies, such as HT Micron Semiconductors S/A and Adata Integration Brazil S/A, which began production of new packagings plants in Brazil in the first half of calendar years 2014 and 2017, respectively. We believe that import duties and local manufacturing requirements in Brazil give us an advantage over companies that import DRAM modules or Flash products or import memory components into Brazil; however, that competitive advantage may become less significant in the event that competitors build manufacturing facilities in Brazil or local manufacturing regulations change or are eliminated. As the local market grows, competition may increase in Brazil.

In our Penguin Computing business, we compete with HPE, Dell, Cray (recently acquired by HPE), and other smaller companies manufacturing computing components and products. We also compete with the direct to customer efforts from several of our large partners including Intel Corporation, or Intel, NVIDIA Corporation, or NVIDIA, GigaByte, Quanta Services, Inc., or Quanta, Synnex Corporation, or Synnex, and Super Micro Computer, Inc., or Super Micro.

In our SMART EC products, we compete with providers of embedded computing platforms and systems including ADLink, Advantech, Kontron, Curtis Wright, and Mercury Systems. In our SMART Wireless products, we compete with providers of SOMs and SBCs including Lantronix, Intrynsic, Thundercomm, eInfochips and Toradex.

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

To the extent we manufacture products or make purchases in anticipation of future demand that does not materialize, or in the event a customer cancels or reduces outstanding orders, we could experience an unanticipated increase in our inventory. We have had in the past and expect we could again have in the future, inventory write-downs and/or write-offs due to obsolescence, excess quantities and declines in market value below our costs. In particular, if product obsolescence causes product demand to decrease or we fail to forecast demand accurately, we could be required to write-off inventory or record under-utilization charges, which would have a negative impact on our profit margins and our profitability. Any one or more of these occurrences could have a negative impact on our results of operations and financial condition. Our inventory write-downs were $4.7 million, $9.0 million and $5.2 million for fiscal 2020, 2019 and 2018, respectively.

In connection with delivering our supply chain services, we make significant inventory purchases based on customer forecasts and/or customer purchase orders. In most instances, forecasts are non-binding and purchase orders can be rescheduled at the customer’s option, often times without penalty. When actual consumption does not meet the customer’s forecast or the customer’s purchase orders, it will result in unanticipated and sometimes significant increases in our inventory. Additionally, some of our logistics transactions contemplate extended periods of inventory management. These programs generally obligate customers to eventually purchase certain aged logistics inventory with minimal right to price reductions, and typically provide for periodic carrying charges. We can provide no assurance, however, that the customers will comply with these obligations. If a customer of our supply chain services has significant delays in delivery of inventory, we could have liability to the customer and this could have a negative impact on our profitability. If a customer of our supply chain services fails to consume the inventory that we purchase for it, this could result in significant inventory write-downs or write-offs. Any one or more of these occurrences could have a significant negative impact on our cash flows, business, results of operations and financial condition. At the end of each of the last four fiscal quarters, logistics inventory (including inventory specifically requested by customers) ranged between 16% and 25% of our total inventory.

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

We have invested in the past and expect in the future to invest in new technologies and emerging markets. If these new technologies and emerging markets fail to gain acceptance or to grow, it would have a material adverse effect on our business, results of operations and financial condition. We have made and expect to continue to make significant investments in various products. There is significant competition for many new products and markets and we can provide no assurance that we will develop and introduce products in a timely manner or that our new products will gain market acceptance, be price competitive or result in any significant increase in our net sales. If these investments fail to provide the expected returns, then such failure would have a material adverse effect on our business, results of operations and financial condition.

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

If our OEM customers decide to utilize standardized solutions instead of our specialty products, our net sales and market share may decline.

Many of our specialty products are specifically designed for our OEM customers’ systems. In an effort to reduce costs or to assure, a number of our OEM customers design standardized or commodity modules or subsystems into their products. Although we also manufacture standard modules and subsystems, an increase in such efforts by our customers could reduce the demand for our higher priced specialized or customized solutions, which in turn would have a negative impact on our business, results of operations and financial condition. In addition, when customers utilizing custom solutions choose to adopt a standard instead of custom modules or subsystems, new competitors producing standardized modules or subsystems may take a portion of our customers’ business previously purchased from us.

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

In our SCSS business, our major suppliers include Intel, NVIDIA and Qualcomm. These suppliers also compete with us in specialty compute products.

The markets in which we operate have experienced, and may experience in the future, shortages in components, including DRAM and Flash ICs, which are essential components of our memory products, as well as processors, motherboard and communications products which are essential to our SCSS products. These shortages cause some suppliers to place their customers, including us, on component allocation. As a result, we may not be able to obtain the components that we need to fill customer orders. If any of our suppliers experience quality control or intellectual property infringement problems, we may not be able to fill customer orders. Furthermore, our products that utilize that supplier’s components may be disqualified by one or more of our customers and we may not be able to fill their orders.

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

The industries in which we conduct business are characterized by constant and rapid technological changes and product obsolescence. For example, new manufacturing process technologies using smaller feature sizes and offering better performance characteristics are generally introduced every one to two years. The introduction of new manufacturing process technologies allows us to increase the functionality of our products while at the same time optimizing performance parameters, decreasing power consumption and/or increasing storage capacity. In order to remain competitive, it is essential that we secure the capabilities to develop and qualify new manufacturing process technologies. If we are delayed in transitioning to new technologies, our business, results of operations and financial condition could be materially adversely affected.

If the lifecycle of a product is shortened as a result of the introduction of a new technology, we may be forced to transition our manufacturing capabilities to a new configuration more quickly than originally planned. This can result in increased capital and other expenditures. This can also cause decreases in demand for the older technology products and our manufacturing or assembly and test capacity to be under-utilized. As a result, we may be required to record additional obsolescence charges or an impairment on our long-lived assets, including facilities and equipment, as well as intangible assets, which would increase our expenses. When new technologies are introduced, the capacity to manufacture the new products often cannot meet the demand and product shortages can arise. If we or our suppliers cannot support such demand, we may not be able to fill customer orders or participate in new markets as they emerge.

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

We rely on a limited number of production facilities for each of our various product lines. A disruption at one of our manufacturing facilities could adversely impact our manufacturing operations and consequently our customer relations and our business. Such a disruption could result from, among other things, local outbreaks of COVID-19 or other infectious diseases, sustained process abnormalities, government intervention, waste disposal issues, power failures or other circumstances, or from ramp-up related challenges, such as obtaining sufficient raw materials, hiring of qualified factory personnel, installation and efficient operation of new equipment and management and coordination of our logistics networks within our global operations. We maintain insurance to protect against certain claims associated with business interruption, however, our insurance may not cover all or any part of a particular loss. Since a large percentage of our production is done in a small number of facilities, a disruption to operations, or a loss that is in excess of, or excluded from, our insurance coverage could adversely impact our business, results of operations and financial condition.

We are subject to a number of procurement laws and regulations. Our business and our reputation could be adversely affected if we fail to comply with these laws.

With respect to a portion of our business, we must comply with and are affected by laws and regulations relating to the award, administration and performance of government contracts in the U.S. and other countries. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of specific laws and regulations by us, our employees, others working on our behalf, a supplier or a venture partner, could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or services and civil or criminal investigations or proceedings. In some instances a government agency may terminate any of our government contracts and subcontracts either at its convenience or for default based on our performance. A termination arising out of our default may expose us to liability including for excess costs incurred by the customer in procuring undelivered services and solutions from another source and such termination may have a material adverse effect on our ability to compete for future contracts and orders. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the government could terminate a prime contract under which we are a subcontractor, notwithstanding the quality of our services as a subcontractor. In the case of termination for default, the government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties. Government agencies routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, its cost structure, its business systems and compliance with applicable laws, regulations and standards. Certain government agencies have the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, penalties, fines and suspension, or prohibition from doing business with the government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight exists in most other countries where we conduct business.

The U.S. government may terminate, cancel, modify or curtail our contracts at any time and, if we do not replace them, we may be unable to achieve or sustain revenue growth and may suffer a decline in revenues and profitability.

Certain of the U.S. government programs in which we participate as a contractor or subcontractor may extend for several years and include one or more base years and one or more option years. Under some contracts, the government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decision by a government agency not to exercise contract options or to terminate, cancel, modify or curtail any major programs or contracts would adversely affect our revenues, revenue growth and profitability. We may experience periodic performance issues under certain of our contracts. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation and our operating results and financial condition.

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

Cyber-attacks or other data security incidents that disrupt our operations or result in the breach or other compromise of proprietary or confidential information about our company, our workforce, our customers, or other third parties could disrupt our business, harm our reputation, cause us to lose customers, and expose us to costly regulatory enforcement and litigation.

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

We are subject to laws, rules, and regulations in the United States and other countries relating to the collection, use, transmission, processing and security of user and other data. Our ability to execute transactions and to possess, process, transmit and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that, among other things, may require us to notify regulators and customers, employees, or other individuals of a data security breach, including in the EU and the European Economic Area where the General Data Protection Regulation, or GDPR, took effect in May 2018, in Brazil where the LGPD data privacy laws are being implemented and in California where the California Consumer Privacy Act, or CCPA, recently became law. We have incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations, but despite such expenditures may face regulatory and other legal actions in the event of a data breach or perceived or actual non-compliance with such requirements. The various data privacy enactments impose significant obligations and compliance with these obligations depends in part on how particular regulators apply and interpret them. In particular, if we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, or reputational damage.

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

In fiscal 2020, 2019 and 2018, we spent $32.4 million, $33.4 million and $25.7 million, respectively, on capital expenditures, which we used, among other things, to expand manufacturing and test capacity as well as research and development. We plan to continue to make capital expenditures in the future. If our expected returns on these investments are not achieved, it could adversely impact our business, results of operations and financial condition.

In fiscal 2019, we spent $76.1 million to acquire SMART EC, SMART Wireless and Premiere Customs Brokers and Premiere Logistics and in fiscal 2018, we spent $45.1 million to acquire Penguin Computing. We plan to continue exploring additional acquisition opportunities in the future. If our expected returns on these transactions are not achieved, it could adversely impact our business, results of operations and financial condition.

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

As part of our business and growth strategy, we have in the past and may in the future acquire or make significant investments in businesses, products or technologies, such as our acquisitions of Penguin Computing, SMART EC, SMART Wireless, Premiere Customs Brokers and Premiere Logistics, in an effort to complement our existing product offering, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. Any acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses or technologies. Such risks include, among others:

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

In August 2013, we completed the sale of substantially all of the business unit which was focused on solid state drives, which we referred to as the Storage Business, to SanDisk (now a part of Western Digital) for approximately $304 million in cash, subject to certain escrows and holdbacks. The sale agreement for the Storage Business, or the Sale Agreement, contained certain indemnification obligations that are typical for transactions of this nature, including, among others, for losses arising from breaches of our representations and warranties relating to the sale, as well as for taxes arising with respect to pre-closing tax periods. These indemnification obligations are subject to a number of limitations, including certain deductibles and caps and limited time periods for making indemnification claims. On August 21, 2014, SanDisk made a claim against us under the indemnification provisions of the Sale Agreement in connection with a lawsuit filed by Netlist, Inc., or Netlist, against SanDisk alleging that certain products of the Storage Business that we sold to SanDisk infringe various Netlist patents, which SanDisk in turn alleges would, if true, constitute a breach of representations and warranties under the Sale Agreement. Under the Sale Agreement, our indemnification obligation in respect of intellectual property matters, including those claimed by SanDisk, is subject to a deductible of approximately $1.8 million and a cap of $60.9 million. The SanDisk claim included what purported to be an estimate of SanDisk’s alleged indemnifiable losses that is greater than the cap in the Sale Agreement for intellectual property matters.

We believe that the allegations giving rise to the indemnification claim are without merit and we intend to dispute SanDisk’s claim for indemnification. In addition, there may be other grounds for us to dispute the indemnification claim and/or the amounts of any indemnifiable losses of SanDisk. While we believe that the infringement claims are without merit, we can provide no assurance that SanDisk will be successful in defending the infringement claims against Netlist or that we will otherwise be successful in disputing the indemnification claim and/or the amount of indemnifiable losses against SanDisk. On May 19, 2020 the court entered an order granting the joint stipulation of dismissal filed by Netlist and SanDisk. In addition to the infringement claim described above, we continue to have an obligation to indemnify SanDisk for certain specified matters, including tax obligations for pre-closing tax periods, some of which indemnification obligations are capped at certain amounts and survive for periods of time set forth in the Sale Agreement. An indemnity claim brought against us by SanDisk, including the claim described above, could have a material adverse effect on our business, results of operations and financial condition.

Our future success is dependent on our ability to retain key personnel, including our executive officers, and to attract qualified personnel. If we lose the services of these individuals or are unable to attract new talent, our business may be adversely affected.

Our future operating results depend in significant part upon the continued contributions of our key senior management and technical personnel, many of whom would be difficult to replace. We are particularly dependent on the continued service of Ajay Shah, our Executive Chairman, Mark Adams, our President and Chief Executive Officer, and Jack Pacheco, our Executive Vice President, Chief Operating Officer and Chief Financial Officer. Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, including for manufacturing and quality assurance, engineering, design, finance, marketing, sales and support personnel. We are continually recruiting such personnel in various parts of the world. However, competition for such personnel can be strong and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. In addition, particularly in the high-technology industry, the value of stock options, restricted stock units (RSUs), grants or other share-based compensation is an important element in the retention of employees. Declines in the value of our ordinary shares could adversely affect our ability to retain employees and we may have to take additional steps to make the equity component of our compensation packages more attractive to attract and retain employees. These steps could result in dilution to shareholders.

In Brazil in particular, there is limited availability of labor with the technical skills required for our operations. As a result, we rely heavily on our ability to train personnel or relocate individuals from outside of the country. Relocation from a foreign country is expensive. To keep pace with our anticipated growth in Brazil, we anticipate the need to increase the number of our technical personnel. Additionally, to meet the obligations associated with certain local manufacturing incentives, we are required to invest in research and development activities which could require an increase in engineering and other technical personnel. To the extent that competitors enter or expand in the local market, our labor force could be targeted, which could result in the loss of personnel and/or the increase in wages to retain personnel.

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

Our future effective tax rates could be unfavorably affected by the resolution of issues arising from tax audits with various tax authorities in the United States and abroad; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions; changes in available tax credits; changes in tax laws or regulations or tax rates; changes in the interpretation or application of tax laws; changes in tax regulations or rates; increases or decreases in the amount of net sales or earnings in countries with particularly high or low statutory tax rates; changes in exemptions from taxes in certain jurisdictions or in connection with certain transactions; or by changes in the valuation of our deferred tax assets and liabilities. In addition, taxable income in any jurisdiction is dependent upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. While we enjoy and expect to continue to enjoy beneficial tax treatment in certain foreign jurisdictions, most notably Brazil and Malaysia, we are subject to meeting specific conditions in order to receive the beneficial treatment. Additionally, many of the beneficial treatments must be renewed periodically, and our enjoyment thereof is conditioned upon compliance with several legal requirements and is subject to change. See “—Risks Relating to our International Operations—If the government incentives or tax holiday arrangements from which we benefit in Brazil or Malaysia change or cease to be in effect or applicable in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income, excise, import and contribution taxes we have to pay could increase significantly.”

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

As of August 28, 2020, we had U.S. federal and state net operating loss carryforwards of approximately $130.9 million and $52.6 million, respectively. The federal net operating loss carryforwards will expire, if not utilized, in fiscal 2023 through fiscal 2038, and the state net operating loss carryforwards will expire in fiscal 2023 through fiscal 2040, both in varying amounts, if not utilized. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our net operating loss carryforwards are subject to limitations per Section 382 of the Code. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of future transactions in our ordinary shares, some changes of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset post-change U.S. federal and state taxable income may be subject to additional limitations.

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

Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, disbarment from government projects, fines, damages and civil and criminal penalties or injunctions that could harm our business, results of operations and financial condition. In addition, from time to time we have received, and may receive in the future, correspondence from former employees and parties with whom we have done business, threatening to bring claims against us alleging that we have violated one or more regulations related to customs, labor and employment, foreign currency control or other laws or regulations. An adverse outcome in any litigation or proceeding related to such matters could require us to pay damages, attorneys’ fees and/or other costs.

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

Additionally, the occurrence or threat of terrorist attacks may in the future adversely affect demand for our products. In addition, such attacks may negatively affect our operations directly or indirectly and such attacks or other armed conflicts may directly impact our facilities or those of our suppliers or customers. Such attacks may make travel and the transportation of our products more difficult and more expensive, ultimately having a negative effect on our business.

Any such occurrences could have a material adverse effect on our business, results of operations and financial condition.

Our operations in different parts of the world could be subject to natural disasters, health epidemics or pandemics and other business disruptions, which could have a material adverse effect on our business, results of operation and financial condition.

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

In addition, our business could be adversely affected by the outbreak of diseases, epidemics or pandemics. Any outbreak of disease or other adverse public health developments in any of the locations in which we conduct business could severely disrupt our business or the business of our customers and suppliers, which could in turn materially adversely affect our business.

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

A significant portion of our sales and operations are focused on Brazil. Sales to customers in Brazil accounted for 35%, 44% and 62% of our net sales in fiscal 2020, 2019 and 2018, respectively. We have invested substantial financial and management resources to develop a research and development center and a semiconductor packaging and test facility in Brazil in order to target the growing market for memory in Brazil and to take advantage of certain Brazilian laws and government incentives, as described below in “—Risks Relating to our International Operations.” Our future financial performance will depend in large part on growth in the Brazilian market, which may not grow again at historical rates, or at all.

Demand for our products in Brazil is dependent upon, among other things, demand in the markets served by our customers, including the Brazilian computing and mobile markets. From time to time, the markets served by our Brazilian customers have experienced significant downturns, often in connection with political unrest or in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in demand in any of the markets that we serve could have a significant negative impact on the demand for our products. In addition, a prolonged economic downturn in Brazil, even absent a worldwide economic downturn, may lead to higher interest rates or significant changes in currency exchange rates, the rate of inflation in Brazil, or an inability of our Brazilian customers and suppliers to access capital on acceptable terms. Our customers and suppliers in Brazil could experience cash flow problems, credit defaults or other financial hardships.

In addition, as discussed in greater detail below, our sales and our profit margins in Brazil have been favorably impacted by laws that established local content requirements for electronics products which laws have been undergoing changes as a result rulings by the WTO. See “—Our success in Brazil depends in part on Brazilian laws establishing incentives for local manufacturing of electronics products. The elimination of or a reduction in the incentives for local manufacturing, or our inability to secure the benefits of these regulations, could significantly reduce the demand for, and the profit margins on, our products in Brazil.”

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

Brazil’s local content requirements for the IT industry have been subjected to criticism by other governments and international organizations. In 2013, the European Union, or the EU, later joined by Japan, requested the establishment of a panel within the World Trade Organization, or the WTO, to determine whether the structure of certain programs enacted by the Brazilian government concerning incentives and local content requirements for the automotive and several other industries (including the IT industry and including portions of Lei do Bem that do not relate to our business, PADIS and the PPB/IT Program), are inconsistent with WTO rules. On August 30, 2017, the WTO panel released a report and on December 13, 2018, after hearing appeals, the appellate body of the WTO released its decision in which it upheld some of the panel’s findings that, among other things, the tax exemptions, reductions and suspensions granted for the automotive, IT and other industries amount to subsidies that are inconsistent with the principles of the various WTO agreements, while also rejecting some of the complaints by the EU and Japan. The WTO’s decision included a recommendation that Brazil withdraw certain of the subsidies, however, it does not impact the benefits that we receive under Lei do Bem. The appellate body also noted that it would not contravene the principles of the WTO agreements for Brazil to establish local manufacturing processes as a condition to benefit from incentives granted by the government provided that certain conditions are met.

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

As part of making the local regulation compatible with the WTO principles, the government of Brazil also enacted a new law that provides for changes in the mechanism of incentives granted to the IT sector that impacts SMART Brazil and SMART do Brazil as well as their customers. As a result of the changes, the reduction of the IPI for PPB/IT Program was eliminated along with, for PADIS companies, the zero rates of IPI, PIS and COFINS levied over sales. While participants in the PPB/IT Program will no longer be allowed some of the prior benefits, these participants will be granted financial credits based on varying multipliers of effective disbursements on research and development initiatives subject to varying caps related to certain percentages of the sales revenue within the country. These financial credits can be used by participants either as a credit against certain taxes, or to request a refund in cash. See Business section - “Brazil Local Manufacturing Requirements” and Risk Factors “If the government incentives or tax holiday arrangements from which we benefit in Brazil or Malaysia change or cease to be in effect or applicable in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income, excise, import and contribution taxes we have to pay could increase significantly.”

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

We have significant operations in Malaysia and Brazil. The governments of these countries frequently intervene in their respective economies and occasionally make significant changes in policies and regulations. The Brazilian government’s actions to control inflation and other policies and regulations have often involved, among other measures, increases in interest rates, changes in tax policies, price controls, currency devaluations, capital controls and limits on imports. Our business, results of operations and financial condition, as well as the market price of our securities, may be adversely affected by changes in these and in other countries, to policies or regulations involving or affecting general economic factors, such as:

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

If the government incentives or tax holiday arrangements from which we benefit in Brazil or Malaysia change or cease to be in effect or applicable in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income, excise, import and contribution taxes we have to pay could increase significantly.

We have structured our operations in a manner designed to maximize our benefit from various government incentives and/or tax holidays extended to manufacturers in Brazil and Malaysia to encourage investment and employment. In Brazil, we participate in the following government investment incentive programs, among others:

•

Support Program for the Technological Development of the Semiconductor and Display Industries (PADIS), 2007. PADIS is designed to promote the development of the local semiconductor industry. We began operations under the PADIS rules in February 2011 and have been qualified for beneficial tax treatment in connection with several products that we manufacture in Brazil. The PADIS benefits include: (i) relief from Brazil’s corporate income tax, resulting in a reduction in the Brazilian statutory income tax rate from 34% to 9% on taxable income from the semiconductor IC portion of our operations, (ii) relief from the PIS and COFINS Contributions, the IPI, and Brazil’s import tax, on both the import and domestic acquisition of fixed assets, inputs, software and sale of final products eligible for PADIS, and (iii) relief from Brazil’s tax on outbound royalties, or CIDE. Effective April 1, 2020, the reduction of the IPI, PIS and COFINS rates to zero percent on our sales is no longer available as a result of a December 2019 amendment to the PADIS Program intended at making PADIS compatible with the principles of the WTO. Instead, participants in the PADIS program are entitled to financial credits based on varying multipliers of their annual research and development, or R&D, investments subject to caps related to certain percentages of the sales revenue within the country. PADIS companies are entitled to financial credits equivalent to 2.62 times the effective disbursements on research and development initiatives under PADIS limited to a cap of 13.1% of total incentivized revenues within the country. These financial credits can be used by participants either as a credit against certain taxes, or to request a refund in cash. To realize these benefits, our subsidiary, SMART Brazil, is required to invest a percentage of its gross annual semiconductor sales revenues (reduced by certain permitted deductions) in research and development activities conducted in Brazil each calendar year. The applicable percentage was 3% for 2015, increasing to 4% for 2016 through 2018, and increasing to 5% for 2019 and beyond. As part of the amendment effective on April 1, 2020, the amount of permitted deductions from gross revenues has decreased. Furthermore, SMART Brazil is not permitted to distribute to shareholders (through dividends, capital reductions or otherwise) the amount of corporate income taxes not paid as a result of the PADIS benefits. Failure to comply with our obligations under the PADIS could result in significant penalties and could also result in the suspension of our participation in PADIS and ultimate termination of PADIS should SMART Brazil fail to repair the infraction within 90 days or should SMART Brazil have PADIS suspended twice in the period of two years. If SMART Brazil’s participation in PADIS were terminated, it would be permitted to reapply for the program only after a two-year period.

•

Lei da Informática—Processo Produtivo Básico (PPB/IT Program), 1991, extended through 2029. Brazil’s PPB/IT Program, in which we also began to participate in February 2011, is intended to promote local manufacturing by allowing qualified PPB/IT Program companies to sell certain IT products with a reduced rate of IPI as compared to the rate that is required to be collected by non-qualified suppliers. Effective April 1, 2020, the reduction of the IPI is no longer available on sales to certain customers as a result of an amendment to the PPB/IT Program which was intended at making the PPB/IT Program compatible with the principles of the WTO. Instead, PPB/IT Program participants are entitled to financial credits calculated based on the R&D investments made under PPB/IT Program, that can be used by the participants either as a credit against certain taxes, or for a request of a refund in cash. The multipliers of the financial credits range from 2.7 to 3.4 times the R&D invested, limited to 10.92% to 13.65% of the gross sales revenues, until December 31, 2024, depending on the location of the participant and on what products it manufactures and sells. The financial credits will be gradually reduced over time to a range of 2.73 to 3.41 times the R&D invested, limited to 10.92% to 13.65% of the gross annual sales revenues by December 31, 2029 when the PPB/IT Program is scheduled to expire. The PPB/IT Program provided an incentive for certain customers to purchase from us because our sales were not subject to the regular level of IPI before March 31, 2020, and effective April 1, 2020, our OEM and contract manufacturing customers will benefit from the PPB/IT Program as they will be allowed to purchase qualified products from us with the suspension of IPI. In order to receive the intended treatment as a PPB/IT Program supplier, our subsidiary SMART do Brazil is required to invest in research and development activities conducted in Brazil in an amount equal to 4% of its gross annual sales revenues reduced by the following prior to March 31, 2020: the cost of raw materials qualified as products eligible for the PPB/IT Program, including the ICs that are purchased from our other Brazilian subsidiary, SMART Brazil, and that are used to make memory modules; applicable sales taxes; the value of products exported out of Brazil; and the value of products shipped to the Manaus Free Trade Zone. Effective April 1, 2020, the annual R&D investment is calculated over the gross annual sales of qualified products made by SMART do Brazil to customers that do not benefit from the PPB/IT Law (and, therefore, will be subject to the ordinary IPI rate), reduced by sales to the Manaus Free Trade Zone, cancelations of sales, devolution of products, IPI and ICMS-ST, plus PIS, COFINS and statutory ICMS. Failure to comply with our obligations under the PPB/IT Program would result in significant penalties and could also result in the suspension of our participation in the PPB/IT Program and ultimate termination should SMART do Brazil fail to cure the infraction within 180 days.

Compliance with these programs is measured annually, on a calendar year basis. We believe that we have fulfilled these research and development investment requirements through calendar 2019, however, for certain years the authorities in Brazil have not yet completed the relevant review. For calendar years 2011 to 2016, the authorities requested additional information in order to review whether certain of our reported research and development investments as required for SMART do Brazil qualify for the PPB/IT Program and for calendar years 2011, 2013, 2014 and 2015 the authorities have rejected some of our submissions. We believe that all of our research and development investments do qualify and we intend to appeal the decision of the authorities. The rejected submissions aggregate approximately R$4.5 million (or $0.9 million). While we believe that all of our reported investments qualify for the research and development requirements, we cannot provide assurance that the Brazilian authorities will agree with our classification or that our appeals will be successful. If our appeals are not successful, we may be required to make incremental payments to the authorities or to make incremental research and development investments in the future. If we fail to make the additional payments or additional investments if required, we may lose the anticipated benefits of these programs and could be penalized for failing to make the research and development investments when required, or, where applicable, for failing to pay required statutory income taxes, or to collect the required PIS/COFINS and IPI upon our sales, or ultimately to return either partially or in total, the financial credits granted to us after April 1, 2020 plus significant penalties. In addition, there is a risk that modifications to laws may prohibit, interrupt, limit, terminate early or change the use of these existing tax incentives. Additionally, we cannot provide assurance that we will be able to make the required investments in the future.

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

On February 23, 2012, Brazilian federal tax authorities served our Brazilian operating subsidiary, SMART Brazil, with a tax assessment for approximately R$117.0 million (or $22.5 million) (the First Assessment), alleging that SMART Brazil had incorrectly used an import product classification code for its imports of unmounted ICs for the five calendar years of 2007 through and including 2011. Brazilian federal tax authorities subsequently served a second assessment for an administrative penalty of approximately R$6.0 million (or $1.2 million) (the Second Assessment) for the alleged use of an improper import code. Each assessment is subject to increases for interest and other charges.

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

Due to the issuance of these tax assessments, Brazilian federal tax authorities conducted an enrollment of assets of SMART Brazil. Brazilian legislation states that whenever the sum of the debts owed to the Brazilian Revenue Service exceeds 30% of the known equity of a company and R$2.0 million (or $0.4 million), the Brazilian Revenue Service may conduct an enrollment of assets of SMART Brazil, which is a means of monitoring the company’s equity. During this period, the taxpayer must notify the Brazilian Revenue Service of any disposal, encumbrance or transfer of the assets or rights enrolled within five days from the occurrence of the act; if the company does not provide such notice, then the Brazilian Revenue Service may file a tax injunction. The enrollment does not constitute a lien or encumbrance on the assets. The assets covered by the enrollment are typically assets classified as fixed assets or non-current assets and include assets that are subject to any form of registration before a public deed service or equivalent, such as real estate and vehicles. Other assets may be subject to enrollment in the event that the assets described above are not sufficient to satisfy the amount of the tax liability. The enrollment does not create any limitation or prohibition against remitting dividends or making cash payments of interest on equity. After the First Assessment has been extinguished, we petitioned to have the enrollment cancelled and the tax authorities substantially reduced the amount of the enrollment to R$13.9 million (or $2.7 million) as of January 31, 2017. After the Second Assessment was extinguished, we petitioned the tax authorities again to cancel the enrollment. There can be no assurance that the enrollment will be cancelled unless all of the assessments are extinguished.

On December 12, 2013, SMART Brazil received another notice of assessment in the amount of R$3.6 million (or $0.7 million) with respect to the same import-related tax issues and penalties as discussed above for 2012 and 2013 (the Third Assessment). This new assessment does not seek import duties and related taxes on DRAM products and only seeks import duties and related taxes on Flash unmounted components with respect to the months of January 2012 to June 2012. This is because SMART Brazil’s imports of DRAM unmounted components were subject to 0% import duties and related taxes, and after June 2012, SMART Brazil’s imports of Flash unmounted components became subject to 0% import duties and related taxes as a result of PADIS. If SMART Brazil is found to have used the incorrect product classification code, SMART Brazil will be subject to an administrative penalty equal to 1% of the value of the imports. SMART Brazil has filed defenses to this assessment. We believe that SMART Brazil used the correct product code on its imports and that the Third Assessment is incorrect. On September 8, 2020, the first level administrative court unanimously ruled in favor of SMART Brazil with respect to the Third Assessment. Due to the size of the Third Assessment, Brazil law required that the tax authorities appeal the decision to CARF.

As a result of the CARF decision in favor of SMART Brazil on the First Assessment and the Second Assessment, as well as the basis given by the tax authorities in the favorable ruling on the Third Assessment, we believe that the probability of any material charges as a result of the Third Assessment is remote. We can provide no assurance that SMART Brazil ultimately will prevail on the remaining tax assessments or the administrative penalties, and no amounts have been accrued in the financial statements for any such assessments or penalties. In addition, in the event that SMART Brazil does not prevail, the amount of the assessments and the penalties and interest could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to the risks generally associated with international business operations.

Sales outside of the United States accounted for 57%, 68% and 84% of our net sales in fiscal 2020, 2019 and 2018, respectively. In addition, a significant portion of our product design and manufacturing is performed at our facilities in Brazil and Malaysia. In addition, a significant amount of our product design activities are performed in Taiwan and India. As a result, our business is and will continue to be subject to the risks generally associated with international business operations in Brazil, Malaysia and other foreign countries, including:

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

A significant portion of our operations is outside of the United States. Additionally, international sales account for a significant portion of our overall sales. In some of the countries in which we operate or sell our products, it is difficult to recruit, employ and retain qualified personnel to manage and oversee our local operations, sales and other activities. The effects of instabilities in the labor market, including strikes, work stoppages, protests and changes in employment regulations, increases in wages and the conditions of collective bargaining agreements could directly affect the development of our activities and those of our customers, which could have a material adverse effect on our results. Further, given our executive officers’ lack of physical proximity to our foreign country activities and the inherent limitations of cross-border information flow, our executive officers may at times face extra challenges in their ability to effectively oversee the day-to-day management of our international operations. The challenges facing management to effectively recruit, employ and retain qualified personnel and to otherwise effectively manage our international operations could result in compliance, control or other issues that could have a material adverse impact on our business, results of operations and financial condition.

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

In fiscal 2019, we began using foreign exchange forward contracts in Brazil to mitigate foreign currency exchange rate risk associated with foreign-currency-denominated assets and liabilities, primarily third party payables. We do not use foreign currency contracts for speculative or trading purposes. Foreign exchange forward contracts outstanding at August 28, 2020 are not designated as hedging instruments for hedge accounting purposes.

As a result of the COVID-19 pandemic, the exchange rate of the Brazilian Reais has experienced wide fluctuations and increased from 4.0307 on December 31, 2019 to as high as 5.4760 as of June 30, 2020. This substantial increase could have a significant negative impact on the economy in Brazil and on the cost of and demand for our products.

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

If Brazil experiences substantial inflation or deflation in the future, our business may be adversely affected. In addition, we may not be able to adjust the prices we charge our customers to offset the impact of inflation on our expenses, leading to an increase in our expenses and a reduction in our net operating margin. This could have a material adverse impact on our business, results of operations and financial condition.

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

Certain of our subsidiaries have incurred indebtedness under a senior secured term loan and revolving credit facility, which we refer to, together with all related loan documents, as amended and restated in March 2020 and as amended thereafter, as the Amended Credit Agreement. The obligations under the Amended Credit Agreement are jointly and severally guaranteed on a senior basis by certain of our subsidiaries and secured by a pledge of the capital stock of, or equity interests in, most of our subsidiaries and by substantially all of our assets and those of our subsidiaries.

Our Brazilian operating subsidiary, SMART Brazil, had previously incurred additional indebtedness under a credit facility with the Brazilian Development Bank, or BNDES, which we refer to, together with all related loan documents and as amended from time to time, as the BNDES 2013 Credit Agreement. Under the BNDES 2013 Credit Agreement, credit in the amount of R$50.6 million (or $9.7 million) was made available to SMART Brazil for investments in infrastructure, research and development in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. The BNDES 2013 Credit Agreement was repaid in full as of July 15, 2019.

In December 2014, SMART Brazil entered into a second credit facility with BNDES, which we refer to, together with all related loan documents and as amended from time to time, as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $10.1 million) was made available to SMART Brazil for research and development conducted in Brazil related to IC packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market. The BNDES 2014 Credit Agreement was repaid in full as of July 15, 2020.

SMART Brazil’s obligations under the BNDES Agreements were guaranteed by Banco Votorantim S/A, or Banco Votorantim. SMART Brazil entered into an agreement with Banco Votorantim to assure payment to Banco Votorantim in the event that BNDES collects on either of the guarantees.

As of August 28, 2020, there were no balances outstanding under the term loans of the Amended Credit Agreement or under the BNDES Credit Agreements. As of August 28, 2020, there was no outstanding balance under the revolver portion of the Amended Credit Agreement. We have a right to draw an additional $50.0 million under the revolving loan provisions of the Amended Credit Agreement.

In February 2020, we issued $250.0 million in aggregate principal amount of 2.25% convertible senior notes due 2026, the Notes, in a private placement, including $30.0 million in aggregate principal amount of the Notes that we issued resulting from initial purchasers fully exercising their option to purchase additional notes. The Notes are general unsecured obligations and bear interest at an annual rate of 2.25% per year, payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2020. The Notes are governed by an indenture, the Indenture, between us and U.S. Bank National Association, as trustee. The Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased. No sinking fund is provided for the Notes.

As of August 28, 2020, the balance outstanding under the Notes, was $250 million of principal and $0.2 million of accrued and unpaid interest.

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

Under the Amended Credit Agreement, in certain circumstances we also are required to satisfy and maintain specified financial ratios if we have outstanding debt under the revolver. Our ability to meet those financial ratios could be affected by events beyond our control, and there can be no assurance that we will meet those ratios.

The failure to comply with any of these covenants would cause a default under the Amended Credit Agreement. A default, if not waived, could result in acceleration of the outstanding indebtedness under the Amended Credit Agreement as well as under the Notes, in which case such indebtedness would become immediately due and payable. If any default occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.

Holders of the Notes, may, subject to a limited exception, require us to repurchase their Notes following a “fundamental change” (as defined in the indenture governing the Notes, or the Indenture), before the maturity date at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in ordinary shares (other than paying cash in lieu of delivering any fractional share). We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness, including our Amended Credit Agreement, may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

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

In addition, because we intend to settle conversions by paying the conversion value in cash up to the principal amount being converted and any excess in shares, we expect to be eligible to use the treasury stock method to reflect the shares underlying the Notes in our diluted earnings per share. Under this method, if the conversion value of the Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the Notes were converted and that we issued ordinary shares to settle the excess. However, if reflecting the Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, then the shares underlying the Notes will not be reflected in our diluted earnings per share. In addition, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. For example, in August 2020, the Financial Accounting Standards Board issued Accounting Standards Updates 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. This amendment is required to be implemented no later than September 2022. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into ordinary shares at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.

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

At the time of the issuance of the Notes, we were not permitted under the terms of our amended and restated memorandum and articles of association, to repurchase our ordinary shares. As such, until we notified the counterparties to the Capped Calls that we have obtained shareholder approval to receive shares in connection with the Capped Calls, we were only entitled to receive cash upon settlement, cancellation or termination of the Capped Calls. On March 30, 2020 we received such shareholder approval and on March 31, 2020 we notified the counterparties to the Capped Calls of this approval.

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

Our ability to make scheduled payments on, to refinance, or to pay off our debt obligations depends on the financial condition and operating performance of our business. This, to a certain extent, is subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors beyond our control. Our business may not generate sufficient cash flows from operations, and future borrowings may not be available to us under the Amended Credit Agreement in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets on or before the maturity of our debt. We may not be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. The outstanding principal balance of all revolving loans under the Amended Credit Agreement is due in full in March 2025. As of August 28, 2020, there was no outstanding principal balance of our revolving loans and the outstanding principal balance of the Notes was $250 million. If we are not able to refinance or restructure our debt obligations before they become due, this could cause us to default on our debt obligations and impair our liquidity.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Cayman Islands Companies Law (2020 Revision), or the Companies Law, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less exhaustive body of securities laws as compared to the United States, and some states, such as Delaware, have more fulsome and judicially interpreted bodies of corporate law.

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

As of October 2, 2020, 48% of our ordinary shares outstanding immediately after our initial public offering, or IPO, in May 2017 were owned by Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Sumeru Fund Cayman, L.P. (investment funds affiliated with Silver Lake Partners and Silver Lake Sumeru, collectively Silver Lake) and their affiliates, including certain of our directors. Pursuant to the terms of the Amended and Restated Sponsors Shareholder Agreement dated as of May 30, 2017, or the Sponsor Shareholder Agreement, entered into in connection with the IPO, Silver Lake has the right to nominate members of our board of directors as follows: so long as Silver Lake and their affiliates own, in the aggregate, (i) less than 50% but at least 35% of our ordinary shares outstanding immediately after the IPO, Silver Lake will be entitled to nominate four directors, (ii) less than 35% but at least 20% of our ordinary shares outstanding immediately after the IPO, Silver Lake will be entitled to nominate three directors, (iii) less than 20% but at least 10% of our ordinary shares outstanding immediately after the IPO, Silver Lake will be entitled to nominate two directors, (iv) less than 10% but at least 5% of our ordinary shares outstanding immediately after the IPO, Silver Lake will be entitled to nominate one director, and (v) less than 5% of our ordinary shares outstanding immediately after the IPO, Silver Lake will not be entitled to nominate any directors. The Sponsor Shareholder Agreement further provides that, for so long as Silver Lake collectively owns ordinary shares in an amount equal to or greater than 25% of our ordinary shares outstanding immediately following the IPO, in addition to the approval of our board of directors, the approval of Silver Lake will be required for certain corporate actions such as change in control transactions, acquisitions with a value in excess of $5 million and any material change in the nature of the business conducted by us or our subsidiaries. As a result, based on Silver Lake’s ownership of our ordinary shares and the rights in the Sponsor Shareholder Agreement, Silver Lake has significant ability to nominate members of our board of directors, and thereby influence our management and affairs. Silver Lake will continue to have significant influence over our affairs for the foreseeable future. This concentrated control will limit the ability of other shareholders to influence corporate matters and, as a result, we may take actions that our other shareholders do not view as beneficial. For example, this concentration of control could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our ordinary shares to decline or prevent our shareholders from realizing a premium over the market price for their ordinary shares. Furthermore, Silver Lake may have interests that are different from, or opposed to, the interests of the public shareholders.

The price of our ordinary shares may be volatile and subject to wide fluctuations.

The market price of the securities of technology companies can be especially volatile. Broad market and industry factors may adversely affect the market price of our ordinary shares regardless of our actual operating performance. The market price of our ordinary shares could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control, including, among other things:

•	the impacts of the COVID-19 pandemic on our business;
•	actual or anticipated variations in our operating results;
•	overall conditions in our industry;
•	events affecting Brazil or the market for our products there;
•	addition or loss of a major customer or of significant business at a major customer;
•	changes in laws or regulations applicable to our products or our operations;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements of technological innovations by us or other companies operating in our industry;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, restructuring initiatives or other events that affect us or companies in our industry;
•	additions or departures of key personnel;
•	competition from existing products or new products that may emerge;
•	the failure of financial analysts to cover our company;
•	negative or inaccurate coverage by financial analysts;
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

Sales of substantial amounts of our ordinary shares in the public market, including sales of our ordinary shares by us or our affiliates pursuant to the Shelf Registration Statement, defined below, or otherwise, or the perception that these sales may occur, could cause the market price of our ordinary shares to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our amended and restated memorandum and articles of association, we are authorized to issue up to 200,000,000 ordinary shares, of which 24,419,435 ordinary shares were outstanding as of August 28, 2020. Out of our ordinary shares outstanding as of August 28, 2020, 9,653,377 shares are held by our affiliates and our current directors, executive officers and their respective affiliates, which are eligible for resale in the public markets, subject to Rule 144 under the Securities Act of 1933, as amended, the Securities Act. In addition, on September 20, 2018, we filed a shelf registration statement on Form S-3 with the SEC that was declared effective by the SEC on October 9, 2018 (the Shelf Registration Statement), which permits us to offer up to $150 million of ordinary shares, preferred shares, debt securities, warrants and purchase contracts in one or more offerings and in any combination, including in units from time to time, and which permits Silver Lake to sell up to 9,256,755 of our ordinary shares from time to time. We have also filed registration statements on Form S-8 to register the total number of shares of our common stock that may be issued under the SMART Global Holdings, Inc. 2017 Share Incentive Plan, or as amended, the SGH Plan, including the equity awards issued to our executive officers and directors, and shares purchased under the SMART Global

Holdings, Inc. 2018 Employee Share Purchase Plan, or ESPP. As of August 28, 2020, there were 2,109,469 options outstanding to purchase our ordinary shares, and 1,273,441 RSUs outstanding under the SGH Plan, and there are 1,432,721 additional shares available for issuance under the SGH Plan and 683,184 shares available for purchase under the ESPP. These ordinary shares can be freely sold in the public market upon issuance under the SGH Plan or purchase under the ESPP subject to any restrictions on such shares pursuant to the respective plan documents.

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

As of October 2, 2020, 40% of our outstanding ordinary shares were owned by Silver Lake and their affiliates, including certain of our directors and our former Chief Executive Officer.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We have facilities in Newark, Fremont, Huntington Beach and Irvine California; Atibaia, Brazil; Penang, Malaysia; Gilbert and Tempe, Arizona; New Taipei City, Taiwan; Seongnam-City, South Korea; Tewksbury, Massachusetts; Bangalore and Cochin, India; East Kilbride, Scotland; and Houston, Texas.

	Facility size	Leased or	Lease
Location	(Sq. Feet)	Owned	Expiration	Capabilities
Newark, CA	79,480	Leased	April 2021	U.S. Headquarters
				Procurement
				R&D
				Manufacturing
				Sales
				Supply Chain Services
	30,000	Leased	February 2022	Supply Chain Services
Fremont, CA	44,256	Leased	July 2030	Manufacturing
				Procurement
				Sales
				IT
	42,050	Leased	December 2030	Manufacturing
				R&D
				Sales
Atibaia, Brazil	87,449	Leased	June 2032	Procurement
	66,024	Leased	October 2027	R&D
				Manufacturing
				Sales
Penang, Malaysia*	86,730	Owned	N/A	Procurement
				R&D
				Manufacturing
				Sales
				Supply Chain Services
	25,750	Leased	July 2022	Procurement
				Supply Chain Services
	27,620	Leased	September 2022	Procurement
Tempe, AZ	92,741	Leased	September 2021	R&D
				Sales
New Taipei City, Taiwan	14,788	Leased	November 2024	Procurement
				R&D
	2,589	Leased	November 2024	Sales
				R&D
Seongnam-City, South Korea	12,622	Leased	July 2021	R&D
Gilbert, AZ	9,750	Leased	December 2021	Procurement
				R&D
				Sales
Tewksbury, MA	7,666	Leased	September 2023	R&D
Bangalore, India	2,500	Leased	March 2021	R&D
Bangalore, India	2,500	Leased	March 2022	R&D
Cochin, India	2,495	Leased	August 2021	R&D
Irvine, CA	4,394	Leased	August 2022	Procurement
				R&D
				Sales
East Kilbride, Scotland	3,300	Leased	July 2024	Supply Chain Services
Houston, TX	2,415	Leased	June 2024	Sales
Huntington Beach, CA	57,800	Leased	January 2025	Logistics Services

* Our Penang facility is situated on leased land with a term expiring in 2070.

We also lease a number of smaller design, planning and sales facilities worldwide.

On October 8, 2020 we entered into a lease for 21,365 square feet in Milpitas, California which is expected to be the Company’s new U.S. corporate headquarters.  The lease is expected to commence in the second calendar quarter of 2021 and has a term of 125 months expiring in 2031.

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

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117.0 million (or $22.5 million) (the First Assessment). The First Assessment was from the federal tax authorities of Brazil and related to four taxes in connection with the importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.2 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

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

On December 12, 2013, SMART Brazil received another notice of assessment in the amount of R$3.6 million (or $0.7 million) with respect to the same import-related tax issues and penalties discussed above for 2012 and 2013 (the Third Assessment). The Third Assessment does not seek import duties and related taxes on Dynamic Random Access Memory (DRAM) products and only seeks import duties and related taxes on Flash unmounted components with respect to the months of January 2012 to June 2012. This is because SMART Brazil’s imports of DRAM unmounted components were subject to 0%, and, after June 2012, SMART Brazil’s imports of Flash unmounted components also became subject to 0% import duties and related taxes, both as a result of PADIS. Even with this 0%, if SMART Brazil is found to have used the incorrect product classification code, SMART Brazil will be subject to an administrative penalty equal to 1% of the value of the imports. SMART Brazil intends to vigorously fight this matter and has filed defenses to the Third Assessment. The Company believes that SMART Brazil used the correct product code on its imports and that the Third Assessment is incorrect. Although SMART Brazil did not receive the Third Assessment until December 12, 2013, the Third Assessment was issued before the CARF decisions in favor of SMART Brazil on the First Assessment and the Second Assessment were published. On September 8, 2020, the first level administrative court unanimously ruled in favor of SMART Brazil with respect to the Third Assessment. Due to the size of the Third Assessment, Brazil law required that the tax authorities appeal the decision to CARF.

The amounts claimed by the tax authorities on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$5.7 million (or $1.1 million) as of August 28, 2020.

As a result of the CARF decisions in favor of SMART Brazil on the First Assessment and the Second Assessment, as well as the basis given by the tax authorities in the favorable ruling on the Third Assessment, the Company believes that the probability of any material charges as a result of the Third Assessment is remote and the Company does not expect the resolution of these disputed assessments to have a material impact on its consolidated financial position, results of operations or cash flows. While the Company believes that the Third Assessment is incorrect, there can be no assurance that SMART Brazil will prevail in the disputes.

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

Holders

As of October 2, 2020 there were 78 registered holders of record of our ordinary shares (not including beneficial holders of our ordinary shares in street names).

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

Unregistered Sales of Equity Securities

SMART EC Acquisition

In connection with the SMART EC acquisition as described in Item 15, Consolidated Financial Statements, Note 2, the seller was entitled to earn-out payments of up to $10 million based on achievement of specific gross revenue levels through December 31, 2019 plus additional earn-out payments of $0.10 for each dollar of gross revenue through December 31, 2019 over an agreed upon achievement level. The earn-out would have been payable, at our option, in either cash or in the ordinary shares of SMART Global Holdings, Inc., par value $0.03 per share, the Shares, with each of the Shares to be valued at the volume weighted average daily price of the Shares as traded on the Nasdaq Global Select Market and reported on Bloomberg, measured over the ten trading-day period of such Shares immediately preceding and ended December 30, 2019. In the event that any earn-out is achieved and we elect to pay the earn-out consideration in Shares, then, pursuant to the Artesyn SPA, we will use our reasonable best efforts to (i) cause a registration statement on Form S-3 to be filed with the U.S. Securities and Exchange Commission on or before the forty-fifth day following the earn-out determination date with respect to the resale of such Shares by the seller and (ii) cause such registration statement to become effective and to remain effective until the first to occur of (A) such time that all such Shares have been sold by seller and (B) the first anniversary of the date of such effectiveness.

No earn out was achieved and therefore no shares were issued.

SMART Wireless Acquisition

In connection with the acquisition of SMART Wireless, as described in Item 15, Consolidated Financial Statements, Note 2, SMART Global Holdings, Inc., issued 382,788 Shares as part of the merger consideration and retained as security for the sellers’ indemnification obligations as well as any post-closing adjustments to the purchase price (the Holdback), $0.7 million in cash and 67,550 in Shares. The Shares issued in connection with this transaction were also subject to a lock-up period, pursuant to which the Shares could not be sold for one year following the closing date of July 9, 2019. The lock-up has now expired and the 67.550 shares retained as security for the seller’s indemnification obligations as well as any post-closing adjustments to the purchase price, have been released.

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

The following performance graph shows the cumulative total stockholders return of an investment of $100 in cash on August 30, 2019 through August 28, 2020, in our common stock, the NASDAQ Composite Index and Philadelphia Semiconductor Index and assuming that all dividends were reinvested. The stock price performance on the following graph is not necessarily indicative of future price performance of our stock.

Item 6. Selected Financial Data

The following tables present our historical selected consolidated financial data. The selected consolidated statement of operations data for the years ended August 28, 2020, August 30, 2019 and August 31, 2018, and the selected consolidated balance sheet data as of August 28, 2020 and August 30, 2019 are derived from our audited consolidated financial statements that are included elsewhere in this report. The selected statement of operations data for the year ended August 25, 2017 and August 26, 2016, and the selected consolidated balance sheet data as of August 31, 2018, August 25, 2017 and August 26, 2016 are derived from our audited consolidated balance sheet as of such dates and is not included in this report. Our historical results are not necessarily indicative of the results that may be expected in the future.

We maintain our books and records in U.S. dollars and prepare our consolidated financial statements in accordance with U.S. GAAP.

This financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, included elsewhere in this report.

	Fiscal Year Ended
	August 28,	August 30,	August 31,	August 25,	August 26,
	2020	2019	2018	2017	2016
	(in thousands, other than per share data)
Consolidated Statement of Operations Data:
Net sales	$1,122,377	$1,211,999	$1,288,821	$761,291	$534,423
Cost of sales(1)(2)	905,981	974,472	997,235	599,041	427,491
Gross profit	216,396	237,527	291,586	162,250	106,932
Operating expenses:
Research and development(1) (2)	52,056	47,920	39,824	38,160	38,116
Selling, general, and administrative(1) (2)	119,523	103,226	84,541	66,759	57,495
Restructuring charge	3,487	—	—	457	1,135
Change in estimated fair value of acquisition- related contingent consideration	—	(2,700)	(3,000)	—	—
Management advisory fees	—	—	—	3,000	4,001
Total operating expenses	175,066	148,446	121,365	108,376	100,747
Income from operations	41,330	89,081	170,221	53,874	6,185
Interest expense, net	(15,000)	(20,716)	(19,144)	(29,204)	(25,575)
Other income (expense), net	(16,970)	(2,161)	(13,299)	(22,551)	1,874
Total other expense	(31,970)	(22,877)	(32,443)	(51,755)	(23,701)
Income (loss) before income taxes	9,360	66,204	137,778	2,119	(17,516)
Provision for income taxes	10,503	14,872	18,315	9,914	2,444
Net income (loss)	$(1,143)	$51,332	$119,463	$(7,795)	$(19,960)
Earnings per share:
Basic	$(0.05)	$2.24	$5.42	$(0.49)	$(1.44)
Diluted	$(0.05)	$2.19	$5.17	$(0.49)	$(1.44)
Shares used in computing earnings per share:
Basic	23,994	22,959	22,051	15,785	13,841
Diluted	23,994	23,468	23,119	15,785	13,841

(1)	Includes share-based compensation expense as follows:

Cost of sales	$3,022	$2,485	$1,335	$636	$461
Research and development	3,069	2,654	1,460	655	725
Selling, general and administrative	12,625	13,060	7,763	4,073	2,686

(2)	Includes amortization of intangible assets expense as follows:

Cost of sales	$2,587	$566	$7	$—	$—
Research and development	—	—	987	4,897	4,897
Selling, general and administrative	11,067	5,048	5,136	7,042	8,471
	Fiscal Year Ended
	August 28,	August 30,	August 31,	August 25,	August 26,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Other Financial Data:
Adjusted EBITDA(1)	$104,211	$134,673	$195,540	$99,387	$51,760
Gross billings to customers(2)	$1,727,075	$2,158,302	$2,302,214	$1,625,547	$1,925,047
Days sales outstanding (DSO)(3)	46	37	38	41	27
Inventory turns(4)	9	16	9	12	18
Days payable outstanding (DPO)(5)	54	31	40	47	40

(1)

We define Adjusted EBITDA as our net income (loss) plus net interest expense, income tax expense, depreciation and amortization expense, share-based compensation, acquisition-related expenses, integration/restructuring charges and other infrequent or unusual items. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable U.S. GAAP financial measure.

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

Because of these limitations, you should consider Adjusted EBITDA along with other financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. A reconciliation of Adjusted EBITDA to net income (loss) is provided below:

	Fiscal Year Ended
	August 28,	August 30,	August 31,	August 25,	August 26,
	2020	2019	2018	2017	2016
	(in thousands)
Net income (loss)	$(1,143)	$51,332	$119,463	$(7,795)	$(19,960)
Share-based compensation expense	18,716	18,199	10,558	5,364	3,872
Amortization of intangible assets	13,654	5,614	6,130	11,939	13,368
Interest expense, net	15,000	20,716	19,144	29,204	25,575
Provision for income tax	10,503	14,872	18,315	9,914	2,444
Depreciation	22,776	23,592	20,052	21,300	18,111
Integration / Restructuring expenses	9,072	—	—	457	1,135
COVID-19 expenses	510	—	—	—	—
Capped calls MTM adjustment*	7,719	—	—	—	—
Gain on settlement of indemnity claim	(364)	—	—	—	—
Extinguishment of term loan / revolver**	6,822	—	—	16,579	—
Acquisition-related expenses***	946	2,922	3,435	25	1,611
Contingent consideration fair value adjustment***	—	(2,700)	(3,000)	—	—
Purchase accounting adjustment***	—	—	631	—	—
Legal fees - term loan (payment holiday)	—	126	—	—	—
S-1 related costs	—	—	812	—	—
Loss on early repayment of debt****	—	—	—	6,743	—
Debt extension costs*****	—	—	—	1,745	—
Management advisory fees	—	—	—	3,000	4,001
Investment advisory fees	—	—	—	540	—
Obsolete inventory related to restructuring	—	—	—	372	—
Valuation adjustment related to prepaid state value-added taxes	—	—	—	—	908
Misappropriated product shipment	—	—	—	—	695
Adjusted EBITDA	$104,211	$134,673	$195,540	$99,387	$51,760

*	Mark-to Market Adjustment for Capped Calls related to the convertible note.
**

Primarily consists of $6.6 million loss on extinguishment of Term Loan in February 2020, $15.2 million loss on extinguishment of long-term debt for principal payment of $151.0 million in August 2017 and a $1.4 million loss on a February 2017 extinguishment.

***	Amounts in fiscal 2020, 2019 and 2018 related to acquisitions of SMART EC and SMART Wireless (July 2019) and Penguin Computing (June 2018).
****	Loss on early payment of term loan for principal amount of $61.1 million in June 2017 related to the IPO.
*****	Debt extension costs associated with the amendment of our senior secured term loan and revolving credit facility in November 2016.
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

	As of
	August 28,	August 30,	August 31,	August 25,	August 26,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$150,811	$98,139	$31,375	$22,436	$58,634
Working capital	274,221	234,360	226,264	107,115	90,095
Total assets	786,608	704,137	672,762	480,028	458,655
Long-term debt	195,573	182,450	184,190	154,450	225,587
Total shareholders' equity (deficit)	282,104	273,460	187,128	82,396	(1,237)

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

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We then measure the tax benefits recognized in the financial statements from such positions based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. In the event that we recognize any unrecognized tax benefits, the effective tax rate will be affected. If recognized, approximately $1.7 million of unrecognized tax benefit would impact the effective tax rate at August 28, 2020. Although we believe our estimates are reasonable, we cannot assure that the final tax outcome of these matters will be the same as these estimates. We update these estimates quarterly based on factors such as changes in facts or circumstances, changes in tax law, new audit activity and effectively settled issues.

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

	Fiscal Year Ended
	August 28, 2020	% of sales*	August 30, 2019	% of sales*	August 31, 2018	% of sales*
Consolidated Statement of Operations Data:
Net sales	$1,122,377	100%	$1,211,999	100%	$1,288,821	100%
Cost of sales (1)(2)	905,981	81%	974,472	80%	997,235	77%
Gross profit	216,396	19%	237,527	20%	291,586	23%
Operating expenses:
Research and development (1) (2)	52,056	5%	47,920	4%	39,824	3%
Selling, general and administrative (1) (2)	119,523	11%	103,226	9%	84,541	7%
Restructuring charge	3,487	0%	—	—	—	—
Change in estimated fair value of acquisition-related contingent consideration	—	—	(2,700)	0%	(3,000)	0%
Total operating expenses	175,066	16%	148,446	12%	121,365	9%
Income from operations	41,330	4%	89,081	7%	170,221	13%
Other income (expense):
Interest expense, net	(15,000)	(1%)	(20,716)	(2%)	(19,144)	(1%)
Other expense, net	(16,970)	(2%)	(2,161)	0%	(13,299)	(1%)
Total other expense	(31,970)	(3%)	(22,877)	(2%)	(32,443)	(3%)
Income before income taxes	9,360	1%	66,204	5%	137,778	11%
Provision for income taxes	10,503	1%	14,872	1%	18,315	1%
Net income (loss)	$(1,143)	0%	$51,332	4%	$119,463	9%
Earnings per share:
Basic	$(0.05)		$2.24		$5.42
Diluted	$(0.05)		$2.19		$5.17
Shares used in computing earnings per share:
Basic	23,994		22,959		22,051
Diluted	23,994		23,468		23,119

* Summations may not compute precisely due to rounding.

(1) Includes share-based compensation expense as follows:

Cost of sales	$3,022		$2,485		$1,335
Research and development	3,069		2,654		1,460
Selling, general and administrative	12,625		13,060		7,763

(2) Includes amortization of intangible assets expense as follows:

Cost of sales	$2,587		$566		$7
Research and development	—		—		987
Selling, general and administrative	11,067		5,048		5,136

Comparison of the Years Ended August 28, 2020 and August 30, 2019

	Fiscal Year Ended		Change
	August 28, 2020	August 30, 2019	Amount	%
	(in thousands, except percentages)
Net sales	$1,122,377	$1,211,999	$(89,622)	(7.4%)
Cost of sales (1)	905,981	974,472	(68,491)	(7.0%)
Gross profit	$216,396	$237,527	$(21,131)	(8.9%)
Gross margin	19.3%	19.6%

(1)	Includes share-based compensation expense of $3.0 million and $2.5 million, and intangible amortization of $2.6 million and $0.6 million in fiscal 2020 and 2019, respectively.

Net Sales, Cost of Sales and Gross Margin

Net sales decreased by $89.6 million, or 7.4%, during fiscal 2020 compared to the prior fiscal year. Net sales were negatively impacted by a decrease in Brazil product sales of $147.1 million, or a decline of 27.4% compared to the prior year. The decrease in Brazil was primarily due to 50.1% and 36.5% lower average selling prices for DRAM and mobile memory, respectively. Net sales were positively impacted by higher overall revenue from SCSS of $48.6 million, or an increase of 22.4% over the prior fiscal year, primarily driven by our two acquisitions in July 2019 which did not contribute to sales for the full year in fiscal 2019, partially offset by lower Penguin revenue due to lower federal spending as a result of COVID-19. In addition, our sales of Specialty products increased by $8.9 million, or 1.9% over the prior fiscal year, primarily due to higher Flash revenue resulting from 59.2% higher average selling prices mainly due to increased OEM sales, partially offset by lower DRAM revenue resulting from 18.4% lower average selling prices mainly due to a change in product mix.

Cost of sales decreased by $68.5 million, or 7.0%, during fiscal 2020 compared to the prior fiscal year, primarily due to lower cost of materials of $78.2 million or 9.2% due to lower level of sales, partially offset by higher production costs related to the increased revenue and additional costs from the SCSS acquisitions. Included in the cost of sales changes was a favorable foreign exchange impact of $4.5 million due to locally sourced cost of sales in Brazil.

Gross margin remained relatively flat at 19.3% during fiscal 2020, compared to 19.6% for fiscal 2019.

Operating Expenses

	Fiscal Year Ended		Change
	August 28, 2020	August 30, 2019	Amount	%
	(in thousands, except percentages)
Operating expenses:
Research and development (1) (2)	$52,056	$47,920	$4,136	8.6%
Selling, general and administrative (1) (2)	119,523	103,226	16,297	15.8%
Restructuring	3,487	—	3,487	100.0%
Change in estimated fair value of acquisition- related contingent consideration	—	(2,700)	2,700	(100.0%)
Total operating expenses	$175,066	$148,446	$26,620	17.9%

(1) Includes share-based compensation expense as follows:

Research and development	$3,069	$2,654	$415	15.6%
Selling, general and administrative	12,625	13,060	(435)	(3.3%)
Total	$15,694	$15,714	$(20)	(0.1%)
(2) Includes amortization of intangible assets expense as follows:
Selling, general and administrative	11,067	5,048	6,019	119.2%
Total	$11,067	$5,048	$6,019	119.2%

Research and Development Expense

Research and development, or (“R&D”), expense increased by $4.1 million, or 8.6% in fiscal 2020 compared to the prior fiscal year primarily due to $12.4 million higher costs from the addition of our SCSS acquisitions, partially offset by $6.4 million of Brazil financial credits resulting from amendments to the IT law implemented in April 2020.  Included in the R&D expense increase was a favorable foreign exchange impact of $2.2 million.

Selling, General and Administrative Expense

Selling, general and administrative, or (“SG&A”), expense increased by $16.3 million, or 15.8%, during fiscal 2020 compared to the prior fiscal year. The increase was primarily due to $16.8 million of higher costs from the addition of our SCSS acquisitions (including intangible amortization expense), as well as integration expenses associated with the acquisitions.  Included in the SG&A expense increase was a favorable foreign exchange impact of $1.5 million.

Restructuring Charge

In fourth quarter of fiscal 2020, we made the decision to cease manufacturing and selling of products under the battery product line, the operations of which are reported under the operating segment for Brazil products.  The decision to cease this activity is due to unattractive benefits for our customers in score based PPB which impacts our ability to remain competitive as customers can get these products cheaper from other international sources without having a negative impact on their PPB score. This action was put into effect as of the end of the fourth quarter of fiscal 2020, and all operations related to this product line ceased as of that date. All employees associated with the product line were reassigned to other parts of the business.

During fiscal 2020, we recorded restructuring charges amounting to $3.5 million, composed of $2.7 million of asset impairment, $0.4 million of deferred ICMS taxes related to impaired assets, and $0.4 million accrued for contract termination costs. As of August 28, 2020, the amounts accrued for contract termination costs have yet to be paid. We do not expect additional costs to be incurred before completion of the restructuring efforts. We anticipate completion of these restructuring efforts, including payment on all outstanding amounts to be complete by January 2021.

Other Income (Expense)

	Fiscal Year Ended		Change
	August 28, 2020	August 30, 2019	Amount	%
	(in thousands, except percentages)
Other income (expense):
Interest expense, net	$(15,000)	$(20,716)	$5,716	(27.6%)
Other expense, net	(16,970)	(2,161)	(14,809)	685.3%
Total other expense	$(31,970)	$(22,877)	$(9,093)	39.7%

Interest expense, net decreased $5.7 million, or 27.6%, during fiscal 2020 compared to the prior fiscal year primarily due to lower interest expense resulting from the issuance of our Notes and the extinguishment of our term loans in the second quarter of fiscal 2020. For additional information, see Note 7, Long-Term Debt, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. Other expense, net increased by $14.8 million primarily due to $7.7 million mark-to-market losses on the Capped Calls and $6.8 million extinguishment loss on long-term debt and revolver.

Provision for Income Taxes

	Fiscal Year Ended		Change
	August 28, 2020	August 30, 2019	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$10,503	$14,872	$(4,369)	(29.4%)

Provision for income taxes decreased by $4.4 million, or 29.4% compared to the prior fiscal year primarily due to lower income in non-U.S. jurisdictions subject to tax.

Our Malaysian subsidiary was previously approved for income tax holidays for the operations of its Pioneer business and Global Supply Chain (GSC) business. We have received approvals for a continuation of these tax incentives for up to ten years, subject to certain operating conditions. The impact of these tax incentives will be recorded in the period in which they become effective. In general, these future tax holidays will have tax rates greater than our prior approved tax holidays, and therefore we expect that our effective income tax rate in the future may be higher depending on a combination of our overall and jurisdictional profitability. For additional information, see Note 6, Income Taxes, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Comparison of the Years Ended August 30, 2019 and August 31, 2018

	Fiscal Year Ended		Change
	August 30, 2019	August 31, 2018	Amount	%
	(in thousands, except percentages)
Net sales	$1,211,999	$1,288,821	$(76,822)	(6.0%)
Cost of sales (1)	974,472	997,235	(22,763)	(2.3%)
Gross profit	$237,527	$291,586	$(54,059)	(18.5%)
Gross margin	19.6%	22.6%

(1)	Includes share-based compensation expense of $2.5 million and $0.6 million, and intangible amortization of $1.3 million and $0 million in fiscal 2019 and 2018, respectively.

Net Sales, Cost of Sales and Gross Margin

Net sales decreased by $76.8 million, or 6.0%, during fiscal 2019 compared to the prior fiscal year. Net sales were negatively impacted by lower mobile memory and DRAM sales in Brazil in fiscal 2019 of $266.0 million, or a decline of 33.3% from the prior fiscal year. These decreases were primarily due to lower customer demand for mobile memory and DRAM products of 25% and 26%, respectively, as well as 22% lower average selling prices for mobile memory. The decreases in Brazil were partially offset by additional sales from Penguin Computing for the full year in fiscal 2019 compared to just a partial year in fiscal 2018. Penguin, which was acquired in June 2018, contributed additional revenue of $150.4 million in fiscal 2019 as compared to the prior fiscal year as Penguin’s results were only consolidated into the Company’s results for one quarter in fiscal 2018. The sales decrease was also offset in part by 7% higher Specialty DRAM sales in fiscal 2019 as compared to the prior fiscal year, which was driven by 8% higher average selling prices due to changes in product mix, as well as sales of new products and increased customer penetration.

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

Interest expense, net increased $1.6 million, or 8.2%, during fiscal 2019 compared to the prior fiscal year primarily due to higher interest expense from an incremental loan in connection with the Penguin acquisition. Other expense, net decreased by $11.1 million, or 83.8% over the prior fiscal year primarily due to $10.1 million foreign currency gains/losses.

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

Liquidity and Capital Resources

	Fiscal Year Ended
	August 28, 2020	August 30, 2019	August 31, 2018
	(in thousands)
Cash provided by operating activities	$87,205	$169,657	$67,907
Cash used in investing activities	(32,041)	(109,440)	(67,749)
Cash provided by financing activities	12,594	100	7,944
Effect of exchange rate changes on cash and cash equivalents	(15,086)	588	(331)
Net increase in cash and cash equivalents	$52,672	$60,905	$7,771

At August 28, 2020, we had cash and cash equivalents of $150.8 million, of which approximately $95.3 million was held outside of the United States.

In February 2020, we issued $250.0 million in aggregate principal amount of 2.25% convertible senior notes due 2026 for which we received proceeds of $243.1 million, net of issuance costs. We used $204.9 million for extinguishment of long-term debt and $21.8 million for purchasing privately-negotiated capped calls. For additional information, see Note 7, Long-Term Debt, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

In July 2019, we acquired SMART EC and SMART Wireless for purchase prices of approximately $77 million and $15 million, respectively. We financed these acquisitions using cash from operations, as well as approximately $11 million in SGH ordinary shares attributable to the SMART Wireless acquisition.

In June 2018, we acquired Penguin for a purchase price of approximately $45 million and assumed approximately $32.3 million of Penguin’s outstanding indebtedness. We financed this acquisition with net proceeds from the $60 million Incremental Amendment. For additional information, see Note 2, Business Acquisitions, and Note 7, Long-Term Debt, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Operating Activities

During fiscal 2020, cash provided by operating activities was $87.2 million. The primary factors affecting our cash flows during this period were a $1.1 million net loss, $7.5 million in change in our net operating assets and liabilities and $80.8 million of non-cash related expenses. The $7.5 million change in net operating assets and liabilities consisted of a decrease of $5.8 million in prepaid expenses and other assets and increases of $70.1 million in accounts payable and $0.5 million in accrued expenses and other liabilities, offset by increases of $12.3 million in accounts receivable and $51.8 million in inventory and a decrease of $4.8 million in operating leases.  The increase in accounts receivable was primarily due to timing of sales, while the increases in inventory and accounts payable were primarily due to the transition of manufacturing from contract manufacturers to the company due to our recent acquisitions, as well as higher purchases for certain programs.

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

Investing Activities

Net cash used in investing activities during fiscal 2020 was $32.0 million consisting primarily of purchases of property and equipment. Net cash used in investing activities during fiscal 2019 was $109.4 million consisting primarily of $76.1 million for the new SCSS acquisitions, net of cash acquired, and $33.4 million used for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during fiscal 2020 was $12.6 million, consisting primarily of $243.1 million proceeds from issuance of convertible notes and $5.5 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans, partially offset by $204.9 million payment for extinguishment of long-term debt, $21.8 million purchase of Capped Calls, $8.5 million long-term debt payments for both the Amended Credit Agreement and the BNDES Credit Agreement and $0.8 million for withholding tax on restricted stock units. Net cash provided by financing activities during fiscal 2019 was $0.1 million, consisting primarily of $7.4 million of proceeds from issuance of ordinary shares from share option exercises and purchases under our employee share purchase plan, offset by $6.8 million of long-term debt payments for the BNDES Credit Agreements and $0.5 million for withholding tax on the vesting of restricted share units.

Contractual Obligations

Our contractual obligations as of August 28, 2020 are set forth below:

	Payments due by Period
	1 year	2-3 years	4-5 years	After 5 years	Total
	(in millions)
Notes	$—	$—	$—	$250.0	$250.0
Interest expense in connection with the Notes	5.6	11.3	11.3	2.8	31.0
Operating leases	7.2	8.7	6.5	14.2	36.6
Non-cancellable product purchase commitments	49.9	—	—	—	49.9
Total contractual obligations	$62.7	$20.0	$17.8	$267.0	$367.5

As of August 28, 2020, we had gross unrecognized tax benefits of $16.5 million which includes penalties and interest. Approximately $0.4 million has been recorded as a noncurrent liability. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities and therefore such amounts are not included in the above contractual obligation table.

Convertible Senior Notes due 2026

In February 2020, the Company issued $250.0 million in aggregate principal amount of 2.25% convertible senior notes due 2026 (the Notes), in a private placement, including $30.0 million in aggregate principal amount of the Notes that the Company issued resulting from initial purchasers fully exercising their option to purchase additional notes.

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

The holders of the Notes may convert their Notes at their option in the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ending on August 28, 2020 (and only during such fiscal quarter), if the last reported sale price per ordinary share exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter;

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

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component of approximately $197.5 million was calculated by using a discount rate of 6.53%, which was the Company’s borrowing rate on the date of the issuance of the Notes for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $52.5 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component of the Notes is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification, which the Company will reassess every reporting period. The difference between the principal amount of the Notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the Notes.

Debt issuance costs for the issuance of the Notes were approximately $8.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were approximately $6.3 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the Notes using the effective interest method. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in shareholders’ equity.

The carrying value of the Notes is as follows (in thousands):

August 28, 2020
Principal	$250,000
Unamortized debt discount	48,586
Unamortized issuance costs	5,841
Net carrying amount	$195,573

As of August 28, 2020, the remaining life of the Notes was approximately 66 months. The unamortized debt discounts and unamortized debt issuance cost are amortized over the remaining useful life, using an effective interest rate of 7.06%.

As of August 28, 2020, the carrying value of the equity component was $50.8 million, net of the issuance costs of $1.7 million.

The following table sets forth the total interest expense recognized related to the Notes (in thousands):

August 28,
2020
Contractual interest expenses	$3,078
Amortization of debt discount	3,914
Amortization of debt issuance costs	471
Total interest cost recognized	$7,463

The total estimated fair value for the Notes was determined to be $221.5 million based on the closing trading price per $100 of the Notes as of the last day of trading for the period.

There are no future minimum principal payments under the Notes until the full amount of $250.0 million is due in fiscal 2026

Off-Balance Sheet Arrangements

As of August 28, 2020 and August 30, 2019, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Gross Billings and Net Sales

The following is a summary of our gross billings to customers and net sales for services and products (in thousands):

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018 (2)
Service revenue, net	$32,204	$42,527	$42,978
Cost of purchased materials - service (1)	604,698	946,303	1,013,393
Gross billings for services	636,902	988,830	1,056,371
Product net sales	1,090,173	1,169,472	1,245,843
Gross billings to customers	$1,727,075	$2,158,302	$2,302,214
Product net sales	$1,090,173	$1,169,472	$1,245,843
Service revenue, net	32,204	42,527	42,978
Net sales	$1,122,377	$1,211,999	$1,288,821

(1)	Represents material procurement costs of products provided as an agent reported on a net basis.
(2)	Amounts for fiscal 2018 are accounted for under ASC 605 (refer to Note 1(u)).

Inventory Valuation

At each balance sheet date, we evaluate our ending inventories for excess quantities and obsolescence. This evaluation includes analysis of sales levels by product family. Among other factors, we consider historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining obsolescence and net realizable value. We adjust the carrying values to approximate the lower of our manufacturing cost or net realizable value. Inventory cost is determined on a specific identification basis and includes material, labor and manufacturing overhead. From time to time, our customers may request that we purchase and maintain significant inventory of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase or subsequent to purchase. Inventory levels may fluctuate based on inventory held under service arrangements. Our provisions for excess and obsolete inventory are also impacted by our arrangements with our customers and/or suppliers, including our ability or inability to re-sell such inventory to them. If actual market conditions or our customers’ product demands are less favorable than those projected or if our customers or suppliers are unwilling or unable to comply with any arrangements related to their purchase or sale of inventory, additional provisions may be required and would have a negative impact on our gross margins in that period. We have had material inventory write-downs in the past for reasons such as obsolescence, excess quantities and declines in market value below our costs, and we may be required to do so from time to time in the future. Our inventory write-downs were $4.7 million, $9.0 million and $5.2 million for fiscal 2020, 2019 and 2018, respectively.

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

The calculation of our tax liabilities involves accounting for uncertainties in the application of complex tax rules, regulations and practices. We recognize benefits for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition of a benefit (or the absence of a liability) by determining if the weight of available evidence indicates that it is more likely than not that the position taken will be sustained upon audit, including resolution of related appeals or litigation processes, if any. If it is not, in our judgment, more likely than not that the position will be sustained, then we do not recognize any benefit for the position. If it is more likely than not that the position will be sustained, a second step in the process is required to estimate how much of the benefit we will ultimately receive. This second step requires that we estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts. We reevaluate these uncertain tax positions on a quarterly basis. The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, is $1.7 million as of August 28, 2020. This evaluation is based on a number of factors including, but not limited to, changes in facts or circumstances, changes in tax law, new facts, correspondence with tax authorities during the course of an audit, effective settlement of audit issues and commencement of new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Goodwill Valuation

We perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. When conducting the annual impairment test for goodwill, we compare the estimated fair value of a reporting unit containing goodwill to its carrying value. If the fair value of the reporting unit is determined to be more than its carrying value, no goodwill impairment is recognized. We determine the fair value of the our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method.  These approaches use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and require us to make significant management judgments and assumptions including, but not limited to, future net sales, earnings before interest, and the selection of the discount rate.  These assumptions consider our budgets, business plans and economic projections, and are believed to reflect market participant views. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in material impairments of our goodwill. For additional information, see Note 1(k), Goodwill, in our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Based on the results of the impairment test, the fair values exceed the respective carrying values for each reporting unit. Accordingly, no impairment of goodwill was recognized through August 28, 2020. The estimated forecasted results used in the discounted cash flow portion of the impairment analysis reflect our best estimates as of August 28, 2020.

Long-Lived Assets Valuation

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

We used the following assumptions to value options granted under the SGH Plan during fiscal 2020, 2019 and 2018:

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Stock options:
Expected term (years)	6.25	6.25	6.25
Expected volatility	46.10% - 57.10%	41.68% - 48.15%	39.00% - 46.27%
Risk-free interest rate	0.40% - 1.68%	1.42% - 2.88%	2.15% - 2.82%
Expected dividends	—	—	—

The following table sets forth our total share-based compensation expense during fiscal 2020, 2019 and 2018 (in thousands):

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Share-based compensation expense by category (in thousands):
Cost of sales	$3,022	$2,485	$1,335
Research and development	3,069	2,654	1,460
Selling, general and administrative	12,625	13,060	7,763
Total	$18,716	$18,199	$10,558

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

We utilize foreign exchange forward contracts to mitigate foreign currency exchange rate risk associated with foreign-currency-denominated assets and liabilities, primarily third party payables in Brazil. We do not use foreign currency contracts for speculative or trading purposes. Foreign exchange forward contracts outstanding at August 28, 2020 are not designated as hedging instruments for hedge accounting purposes. We do not currently purchase financial instruments to hedge foreign exchange risk, but may do so in the future.

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the reais. Approximately 35%, 44% and 62% of our net sales during fiscal 2020, 2019 and 2018, respectively, originated in reais. We present our consolidated financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our combined financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our consolidated statement of operations is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated statement of operations is also impacted by foreign currency gains and losses recorded in Other Income (Expense) arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During fiscal 2020, 2019 and 2018, we recorded $3.4 million, $3.1 million, and $13.2 million, respectively, of foreign exchange losses.

Interest Rate Risk

We are subject to interest rate risk in connection with our short-term debt under the Amended Credit Agreement as of May 29, 2020. Although we did not have any revolving balances outstanding as of August 28, 2020, the revolving facility under the Amended Credit Agreement provides for borrowings of up to $50 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the revolving loans under the Amended Credit Agreement were fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $0.5 million per year.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that as of August 28, 2020, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of August 28, 2020.

The effectiveness of our internal control over financial reporting as of August 28, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of SMART Global Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SMART Global Holdings, Inc. and subsidiaries (the “Company”) as of August 28, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 28, 2020 of the Company and our report dated October 22, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

October 22, 2020

Item 9B. Other Information

In consideration of the outstanding service that the Executive Chairman of the Board, and former President and Chief Executive Officer of the Company, Ajay Shah has provided and continues to provide to the Company, as well as Mr. Shah’s instrumental role in selecting and recruiting Mr. Adams as his successor to be the Company’s President and Chief Executive Officer, the Board approved certain modifications to two equity awards previously granted to Mr. Shah. On October 20, 2020, the Board approved the acceleration of the remaining service-based vesting requirements contained in 90,000 performance-based restricted share awards and 180,000 time-based restricted share awards originally granted to Mr. Shah on May 17, 2020. These awards became fully vested, free of restrictions and non-forfeitable on October 20, 2020.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 28, 2020.

Code of Conduct

The Company has adopted a code of business ethics and conduct (the “Code of Conduct”) that applies to all employees, officers and directors, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is available on the Company’s website at www.smartgh.com on the Investor Relations page. The Company intends to post on its website all disclosures that are required by law or NASDAQ listing rules regarding any amendment to, or a waiver of, any provision of the Code of Conduct for the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 28, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 28, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 28, 2020.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after the close of the year ended August 28, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of SMART Global Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SMART Global Holdings, Inc. and subsidiaries (the "Company") as of August 28, 2020 and August 30, 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended August 28, 2020, and the related notes, (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 28, 2020 and August 30, 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 28, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 28, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 22, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in the year ended August 28, 2020 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), using the modified retrospective approach.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill— Embedded Computing Reporting Unit — Refer to Note 1 to the financial statements

Critical Audit Matter Description

When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow method and the market approach. The determination of the fair value using the discounted cash flow method and the market approach requires management to make significant judgments and assumptions including, but not limited to, forecasts of future net sales, earnings before interest, and the selection of the discount rate.

As of August 28, 2020, the goodwill balance was $74.0 million, of which $26.9 million was allocated to the Embedded Computing Reporting Unit (“EC”), which is part of the Specialty Compute and Storage Solutions segment. The fair value of EC exceeded its carrying value as of the measurement date.

We identified the goodwill valuation for EC as a critical audit matter due to the significant estimates and assumptions made by management to estimate the fair value of EC under the income approach. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future net sales.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future net sales used to estimate the fair value for EC included the following, among others:

•	We tested the effectiveness of the controls over management’s goodwill impairment evaluation, including those over determining the fair value of EC and the forecasts of future net sales.
•	We evaluated the reasonableness of management’s forecasts of future net sales by comparing the forecasts to:
o	Historical net sales,
o	Management’s long-range plan, which was communicated to the Board of Directors,
o	Underlying inputs to the estimates, including but not limited to backlog, customer purchase order information, and contractual terms,
o	Analyst reports for the Company, as well as, analyst, industry reports, and comparison to historical growth rates for the companies in its peer group.
•	We evaluated whether the forecasts were consistent with evidence obtained in other areas of the audit.
•	We evaluated management's ability to accurately forecast future net sales by comparing actual results to management’s historical forecasts.

Long-Term Debt — Convertible Senior Notes due 2026 — Refer to Note 7 to the financial statements

Critical Audit Matter Description

During 2020, the Company issued $250.0 million in aggregate principal amount of 2.25% convertible senior notes due 2026 (the Notes). Upon conversion, the Company will pay or deliver, as applicable, cash, ordinary shares or a combination of cash and ordinary shares at the Company's election.

The Company separated the Notes into liability and equity components. The carrying amount of the liability component of approximately $197.5 million was calculated by using the Company’s borrowing rate on the date of the issuance of the Notes to estimate the fair value of a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $52.5 million, representing the conversion option, was determined by deducting the of the liability component from the par value of the Notes.

Given the determination of the fair value of the liability component required management to make significant estimates and assumptions regarding the relevant valuation assumptions, auditing the valuation of the liability component required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having expertise in the valuation of financial instruments, when performing audit procedures to evaluate management’s judgments and conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the liability component included the following, among others:

•	We tested the effectiveness of the controls over the Company’s determination of the valuation of the liability component, including controls over the relevant assumptions.
•

With the assistance of our fair value specialists, we evaluated the appropriateness of the valuation methodology and the reasonableness of the valuation assumptions to determine the valuation of the liability component. Additionally, we:

o	Tested the source information underlying the valuation assumptions used in the model to determine fair value.
o	Tested the mathematical accuracy of the valuation model.
o	Developed a range of independent estimates and compared those to the fair value of the liability component determined by management.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

October 22, 2020

We have served as the Company's auditor since 2014.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	August 28,	August 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$150,811	$98,139
Accounts receivable, net of allowances of $101 and $184 as of August 28, 2020 and August 30, 2019, respectively	215,918	217,433
Inventories	162,991	118,738
Prepaid expenses and other current assets	26,990	37,950
Total current assets	556,710	472,260
Property and equipment, net	54,705	68,345
Operating lease right-of-use assets	25,013	—
Other noncurrent assets	20,554	12,784
Intangible assets, net	55,671	69,325
Goodwill	73,955	81,423
Total assets	$786,608	$704,137
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$224,660	$164,866
Accrued liabilities	57,829	48,980
Current portion of long-term debt	—	24,054
Total current liabilities	282,489	237,900
Long-term debt	195,573	182,450
Long-term operating lease liabilities	20,829	—
Other long-term liabilities	5,613	10,327
Total liabilities	$504,504	$430,677
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 24,419 and 23,617 as of August 28, 2020 and August 30, 2019, respectively	737	712
Additional paid-in capital	346,131	285,994
Accumulated other comprehensive loss	(228,241)	(177,866)
Retained earnings	163,477	164,620
Total shareholders’ equity	282,104	273,460
Total liabilities and shareholders’ equity	$786,608	$704,137

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Net sales (1)	$1,122,377	$1,211,999	$1,288,821
Cost of sales	905,981	974,472	997,235
Gross profit	216,396	237,527	291,586
Operating expenses:
Research and development	52,056	47,920	39,824
Selling, general, and administrative	119,523	103,226	84,541
Restructuring charge	3,487	—	—
Change in estimated fair value of acquisition-related contingent consideration	—	(2,700)	(3,000)
Total operating expenses	175,066	148,446	121,365
Income from operations	41,330	89,081	170,221
Interest expense, net	(15,000)	(20,716)	(19,144)
Other expense, net	(16,970)	(2,161)	(13,299)
Total other expense	(31,970)	(22,877)	(32,443)
Income before income taxes	9,360	66,204	137,778
Provision for income taxes	10,503	14,872	18,315
Net income (loss)	$(1,143)	$51,332	$119,463
Earnings per share:
Basic	$(0.05)	$2.24	$5.42
Diluted	$(0.05)	$2.19	$5.17
Shares used in computing earnings per share:
Basic	23,994	22,959	22,051
Diluted	23,994	23,468	23,119

(1)	Includes sales to affiliates of $75,837, $117,403 and $133,552 in fiscal 2020, 2019 and 2018, respectively (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Net income (loss)	$(1,143)	$51,332	$119,463
Other comprehensive income (loss):
Foreign currency translation	(50,375)	(1,871)	(32,785)
Comprehensive income (loss)	$(51,518)	$49,461	$86,678

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands)

				Accumulated	Retained
			Additional	other	earnings	Total
	Ordinary shares		paid-in	comprehensive	(accumulated	shareholders’
	Shares	Amount	capital	loss	deficit)	equity
Balances as of August 25, 2017	21,666	$653	$232,162	$(143,210)	$(7,209)	$82,396
Share-based compensation expense	—	—	10,558	—	—	10,558
Issuance of ordinary shares from exercises	702	22	7,474	—	—	7,496
Issuance of ordinary shares from release of restricted stock units (RSUs)	112	3	(3)	—	—	—
Foreign currency translation	—	—	—	(32,785)	—	(32,785)
Net income	—	—	—	—	119,463	119,463
Balances as of August 31, 2018	22,480	678	250,191	(175,995)	112,254	187,128
Share-based compensation expense	—	—	18,199	—	—	18,199
Issuance of ordinary shares from exercises	413	13	5,057	—	—	5,070
Issuance of ordinary shares in connection with acquisition	383	11	9,156	—	—	9,167
Share consideration holdback in connection with acquisition	—	—	1,618	—	—	1,618
Issuance of ordinary shares from release of RSUs	249	7	(7)	—	—	—
Withholding tax on RSUs	(18)	—	(520)	—	—	(520)
Issuance of ordinary shares from employee share purchase plan (ESPP)	110	3	2,300	—	—	2,303
Effect of adopting ASC 606	—	—	—	—	1,034	1,034
Foreign currency translation	—	—	—	(1,871)	—	(1,871)
Net income	—	—	—	—	51,332	51,332
Balances as of August 30, 2019	23,617	712	285,994	(177,866)	164,620	273,460
Share-based compensation expense	—	—	18,716	—	—	18,716
Issuance of ordinary shares from exercises	177	4	2,491	—	—	2,495
Issuance of ordinary shares from release of RSUs	428	14	(14)	—	—	—
Withholding tax on RSUs	(28)	—	(749)	—	—	(749)
Release of holdback shares in connection with an acquisition	68	2	(2)	—	—	—
Issuance of ordinary shares from ESPP	157	5	2,979	—	—	2,984
Equity component of convertible notes due 2026, net	—	—	50,822	—	—	50,822
Reclassification of capped calls to shareholders' equity	—	—	(14,106)	—	—	(14,106)
Foreign currency translation	—	—	—	(50,375)	—	(50,375)
Net loss	—	—	—	—	(1,143)	(1,143)
Balances as of August 28, 2020	24,419	$737	$346,131	$(228,241)	$163,477	$282,104

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,143)	$51,332	$119,463
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,430	29,206	26,182
Share-based compensation expense	18,716	18,199	10,558
Provision for doubtful accounts receivable and sales returns	(75)	(90)	(86)
Deferred income tax benefit	(2,115)	(719)	(2,820)
Loss on disposal of property and equipment	2,546	77	691
Loss on mark-to-market adjustment of the capped calls	7,719	—	—
Loss on extinguishment of debt / revolver	6,822	—	—
Amortization of debt discounts and issuance costs	5,866	2,803	2,972
Amortization of operating lease right-of-use assets	5,060	—	—
Write-off of other assets	—	—	250
Change in fair value of contingent consideration	—	(2,700)	(3,000)
Changes in operating assets and liabilities:
Accounts receivable	(12,348)	35,240	(55,297)
Inventories	(51,840)	102,083	(42,435)
Prepaid expenses and other assets	5,760	(1,606)	(8,736)
Accounts payable	70,088	(64,569)	17,548
Operating lease liabilities	(4,763)	—	—
Accrued expenses and other liabilities	482	401	2,617
Net cash provided by operating activities	87,205	169,657	67,907
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(32,445)	(33,433)	(25,738)
Proceeds from sale of property and equipment	404	81	305
Acquisition of business, net of cash acquired	—	(76,088)	(42,316)
Net cash used in investing activities	(32,041)	(109,440)	(67,749)
Cash flows from financing activities:
Long-term debt payments - Term Loan	(5,625)	—	—
Long-term debt payments - BNDES	(2,907)	(6,753)	(24,269)
Purchase of capped calls	(21,825)	—	—
Proceeds from convertible notes due 2026, net of discount	243,125	—	—
Payment for extinguishment of long-term debt	(204,904)	—	—
Proceeds from borrowings under revolving line of credit	103,000	254,500	429,395
Repayments of borrowings under revolving line of credit	(103,000)	(254,500)	(461,684)
Proceeds from issuance of ordinary shares from share option exercises	2,495	5,070	7,496
Tax payments due upon issuance of ordinary shares for release of RSUs	(749)	(520)	—
Proceeds from issuance of ordinary shares from ESPP	2,984	2,303	—
Payment of costs related to IPO	—	—	(1,591)
Proceeds from issuance of long-term debt, net of costs paid	—	—	59,365
Fees paid for revolving line of credit financing	—	—	(768)
Net cash provided by financing activities	12,594	100	7,944
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15,086)	588	(331)
Net increase in cash, cash equivalents and restricted cash	52,672	60,905	7,771
Cash, cash equivalents and restricted cash at beginning of period	98,139	37,234	29,463
Cash, cash equivalents and restricted cash at end of period	$150,811	$98,139	$37,234
Supplemental disclosures of cash flow information:
Cash paid during the year:
Cash paid for interest	$12,983	$20,648	$15,291
Cash paid for income taxes, net of refunds	9,151	15,306	21,832
Noncash activities information:
Capital expenditures included in accounts payable at period end	1,753	1,437	724
Reclassification of capped calls to shareholders' equity	14,106	—	—
Fair value of ordinary shares issued and holdback in connection with acquisition	—	10,785	—
Acquisition consideration held back to satisfy potential indemnification claims	—	1,676	3,479
Fair value of contingent consideration for acquisition of business	—	2,700	3,000
Unpaid debt fees related to term loan and revolver	—	—	178

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

and Subsidiaries

Notes to Consolidated Financial Statements

(1)	Overview, Basis of Presentation and Significant Accounting Policies
(a)	Overview

On August 26, 2011, SMART Global Holdings, Inc., formerly known as Saleen Holdings, Inc., a Cayman Islands exempted company (SMART Global Holdings, and together with its subsidiaries, the Company), consummated a transaction with SMART Worldwide Holdings, Inc., formerly known as SMART Modular Technologies (WWH), Inc. (SMART Worldwide), pursuant to an Agreement and Plan of Merger whereby, through a series of transactions, SMART Global Holdings acquired substantially all of the equity interests of SMART Worldwide with SMART Worldwide surviving as an indirect wholly-owned subsidiary of SMART Global Holdings (the Acquisition). SMART Global Holdings is an entity that was formed by investment funds affiliated with Silver Lake Partners and Silver Lake Sumeru (collectively Silver Lake). As a result of the Acquisition, since there was a change of control resulting in Silver Lake as the controlling shareholder group, the Company applied the acquisition method of accounting and established a new basis of accounting.

The Company, through its subsidiaries, is a leading designer and manufacturer of electronic products focused on memory and computing technology areas. The Company specializes in application specific product development and support for customers in enterprise, government and original equipment manufacturer, or OEM markets. Customers rely on SMART as a strategic supplier with top tier customer service, product quality, and technical support with engineering, sales, manufacturing, supply chain and logistics capabilities worldwide. The Company targets customers in markets such as communications, storage, networking, mobile, industrial automation, industrial internet of things, government, military, edge computing and high performance computing. The Company operates in three segments: Specialty Memory Products, Brazil Products and Specialty Compute and Storage Solutions, or SCSS.

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

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. Fiscal 2020, 2019 and 2018 ended on August 28, 2020, August 30, 2019 and August 31, 2018, respectively, and included 52, 52 and 53 weeks, respectively.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from the estimates made by management. Significant items subject to such estimates and assumptions include the evaluation of the fair value of the Company's reporting units (as part of the Company’s goodwill impairment), accounting for the allocation of convertible debt between equity and debt, the useful lives of long-lived assets, the valuation of deferred tax assets, inventory and contingent consideration in business acquisitions, share-based compensation, the estimated net realizable value of Brazilian tax credits, income tax uncertainties and other contingencies.

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

Gross Billings and Net Sales

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018 (2)
Service revenue, net	$32,204	$42,527	$42,978
Cost of purchased materials - service (1)	604,698	946,303	1,013,393
Gross billings for services	636,902	988,830	1,056,371
Product net sales	1,090,173	1,169,472	1,245,843
Gross billings to customers	$1,727,075	$2,158,302	$2,302,214
Product net sales	$1,090,173	$1,169,472	$1,245,843
Service revenue, net	32,204	42,527	42,978
Net sales	$1,122,377	$1,211,999	$1,288,821

(1)	Represents material procurement costs of products provided as an agent reported on a net basis.
(2)	Amounts for fiscal 2018 are accounted for under ASC 605 (refer to Note 1(u)).

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

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract assets represent amounts recognized as revenue for which the Company does not have the unconditional right to consideration. All contract assets represent amounts related to invoices expected to be issued during the next 12-month period and are recorded as prepaid expenses and other current assets. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and are allocated between accrued liabilities and other long-term liabilities on our consolidated balance sheet based on the timing of when the customer takes control of the asset or receives the benefit of the service. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. Changes in the accounts receivable, contract assets and the deferred revenues balances during the years ended August 28, 2020 and August 30, 2019 are as follows (in thousands):

	August 28,	August 30,
	2020	2019	$ Change
Accounts receivable	$215,918	$217,433	$(1,515)
Contract assets	$5,068	$4,606	$462
Deferred revenue	$20,124	$24,219	$(4,095)

The increase in contract assets from $4.6 million at August 30, 2019 to $5.1 million as of August 28, 2020 was primarily driven by the recognition of revenue that had not yet been billed. The decrease in deferred revenue from $24.2 million to $20.1 million was due to fewer deferred services billed during the period. During fiscal 2020 and fiscal 2019, $17.3 million and $6.8 million, respectively, of revenue recognized was included in the deferred revenue balance at the beginning of the period, which was offset by additional deferrals during the period.

Disaggregation of Revenue

The Company disaggregates revenue by segment and geography; no other level of disaggregation is required considering the type of products, customer, markets, contracts, duration of contracts, timing of transfer of control and sales channels. The revenue by segment and geography is disclosed in Note 11.

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

Remaining performance obligations represent contracted revenue related to support services that have not yet been recognized. The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

August 28, 2020
Within 1 year	$17,264
2-3 years	1,386
Thereafter	1,474
$20,124

(e)	Cash and Cash Equivalents

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

The changes in the accounts receivable allowances and sales returns during fiscal 2020, 2019 and 2018 are as follows (in thousands):

Total
Balance as of August 25, 2017	$314
Charges to costs and other	220
Additions from business acquisition (see Note 2)	82
Deductions	(391)
Balance as of August 31, 2018	225
Charges to costs and other	1,091
Additions from business acquisitions (see Note 2)	50
Deductions	(1,182)
Balance as of August 30, 2019	184
Charges to costs and other	911
Deductions	(994)
Balance as of August 28, 2020	$101

(g)	Derivative Financial Instrument

The Company records the assets or liabilities associated with derivative instruments at fair value based on Level 2 inputs in prepaid expenses and other current assets and accrued liabilities, respectively, in the consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 4 for further details.

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

(i)	Brazil Taxes

Financial Credits

In 1991, Brazil created the PPB/IT Program to incentivize local manufacturing by allowing qualified companies to receive incentives when they sell specified IT products, including desktops, notebooks, servers, SmartTVs and mobile products manufactured in Brazil. In 2007, the Brazilian legislature created a program known as PADIS to promote the semiconductor industry. The Company has been a participant in the PPB/IT Program and PADIS since 2011. Among other incentives, the PPB/IT Program provided for certain reductions in the rate of IPI, a federal tax applied to industrial goods, as well as for PADIS companies, reducing to zero, IPI, import taxes and taxes known as PIS and COFINS levied over sales. As part of making the PPB/IT and PADIS Programs compatible with the principles of the World Trade Organization, or WTO, effective April 1, 2020, the reduction of the IPI for PPB/IT Program for certain types of customers was eliminated along with, for PADIS companies, the zero rates of IPI, PIS and COFINS levied over sales. Instead, participants in the PPB/IT Program as well as PADIS companies, are entitled to financial credits calculated based on effective disbursements made on research and development under the aforementioned programs.

As a result, the PPB/IT Program and PADIS participants are entitled to a subsidy for operational costs, granted as financial credits, which may be used by participants either as a credit against certain federal taxes, or to request a refund in cash. PADIS beneficiaries are entitled to a subsidy for operational costs granted as financial credits to be used against certain federal taxes, equivalent to 2.62 times the effective disbursements in research and development initiatives under PADIS, limited to a cap of 13.1% of the total incentivized revenues within the country. The financial credits under the PPB/IT Program range from 2.73 to 3.41 times the research and development invested, limited to 10.92% to 13.65% of domestic gross sales revenues, depending on the location of the participant and on what products it manufactures and sells. These multipliers and caps decline over time. Under the current law, the financial credits are available for PADIS companies through January 2022 and for other PPB/IT Program participants through December 2029.

For year ended August 28, 2020, the Company recognized financial credits under PADIS totaling $6.4 million which are reported under research and development as a reduction of expense on the consolidated statements of operations. As of August 28, 2020, unused financial credits totaling $6.4 million are reported under prepaid expenses and other current assets, and are expected to be applied against future taxes.

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

As of August 28, 2020, the total ICMS tax credits reported on the Company’s accompanying consolidated balance sheet are R$21.2 million (or $4.1 million), of which (i) R$19.6 million (or $3.8 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$1.6 million (or $0.3 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.7 million or $0.1 million), and other noncurrent assets (R$0.9 million or $0.2 million). As of August 30, 2019, the total ICMS tax credits reported on the Company’s accompanying consolidated balance sheet are R$32.3 million (or $8.6 million), of which (i) R$7.2 million (or $1.9 million) are fully vested ICMS credits, classified as prepaid and other current assets, and R$23.2 million (or $6.2 million) are fully vested ICMS credits, classified as other noncurrent assets, and (ii) R$ 1.9 million (or $0.5 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.6 million or $0.2 million), and other noncurrent assets (R$1.3 million or $0.3 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2021 through fiscal 2023. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.

In April and June 2016, the Company filed cases with the State of Sao Paulo tax authorities to seek approval to sell these excess ICMS credits. In December 2017, the Company obtained approval to sell R$31.6 million (or $6.1 million) of its ICMS credits. Once approved, sale of ICMS credits usually take several months to complete and typically incur a discount to the face amount of the credits sold, as well as fees for the arrangers of these sales which together aggregate 10% to 15% of the face amount of the credits being sold. Once the sale is complete, the tax authorities usually approve the transfer of credits in monthly installments and the proceeds resulting from the sale of the aforementioned credits shall be received by the Company accordingly. The Company has recorded valuation adjustments for the estimated discount and fees that the Company will need to offer in order to sell ICMS credits to other companies. To adapt to the market, in the fourth quarter of fiscal 2020, the Company reassessed the discount rate for the sale of the ICMS credits to other companies, adjusting it to 22%, resulting in a charge of R$5.9 million (or $1.1 million) on the consolidated statements of operations.

In the first quarter of fiscal 2019, the Company sold R$17.7 million (or $3.4 million) of its ICMS credits that had been approved to be sold in December 2017. The payments were received in 22 installments starting in the second quarter of fiscal 2019 through fiscal 2020, or R$10.0 million (or $1.9 million) and R$7.7 million (or $1.5 million)   in fiscal 2019 and 2020, respectively, thus finalizing the receipt of all installments of the contract.

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

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. As of August 28, 2020 and August 30, 2019, the carrying value of goodwill on the Company’s consolidated balance sheet was $74.0 million and $81.4 million, respectively.

When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its carrying value. If the fair value of the reporting unit is determined to be more than its carrying value, no goodwill impairment is recognized. The Company determines the fair value of the Company's reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. No impairment of goodwill was recognized through August 28, 2020.

The changes in the carrying amount of goodwill during fiscal 2020 and 2019 are as follows (in thousands):

	Specialty Memory Products	Brazil Products	SCSS	Total
Balance as of August 31, 2018	$14,720	$26,099	$4,575	$45,394
Provisional adjustment from business acquisition (see Note 2)	—	—	671	671
Addition from business acquisition (see Note 2)	—	—	35,428	35,428
Translation adjustments	—	(70)	—	(70)
Balance as of August 30, 2019	14,720	26,029	40,674	81,423
Provisional adjustments from business acquisition (see Note 2)	—	—	(273)	(273)
Translation adjustments	—	(7,195)	—	(7,195)
Balance as of August 28, 2020	$14,720	$18,834	$40,401	$73,955

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of August 28, 2020 and August 30, 2019 (dollars in thousands):

		August 28, 2020			August 30, 2019
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	4-7	$52,300	$(12,899)	$39,401	$52,300	$(3,755)	$48,545
Trademarks/tradename	5-7	13,100	(4,095)	9,005	13,100	(2,172)	10,928
Technology	4	10,350	(3,085)	7,265	10,350	(498)	9,852
Backlog	< 1	400	(400)	—	400	(400)	—
Total		$76,150	$(20,479)	$55,671	$76,150	$(6,825)	$69,325

Amortization expense related to intangible assets totaled approximately $13.7 million, $5.6 million and $6.1 million in fiscal 2020, 2019 and 2018, respectively. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Amortization of intangible assets classification (in thousands):
Cost of sales	$2,587	$566	$7
Research and development	—	—	987
Selling, general and administrative	11,067	5,048	5,136
Total	$13,654	$5,614	$6,130

Estimated amortization expense of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Amount
Fiscal year ending August:
2021	$13,654
2022	13,639
2023	12,879
2024	9,092
2025	6,407
Total	$55,671

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. Impairment of long-lived assets amounted to $2.7 million, $0 and $0 was recognized in fiscal 2020, 2019 and 2018. Refer to Note 1(v) for more details.

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

In fiscal 2020, 2019 and 2018, the Company recorded $3.4 million, $3.1 million and $13.2 million, respectively, of foreign exchange losses primarily related to its Brazilian operating subsidiaries.

(q)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their statements of operations all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Share-based compensation expense by category (in thousands):
Cost of sales	$3,022	$2,485	$1,335
Research and development	3,069	2,654	1,460
Selling, general and administrative	12,625	13,060	7,763
Total	$18,716	$18,199	$10,558

(r)	Loss Contingencies

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

The Company relies on three suppliers for the majority of its raw materials. At August 28, 2020 and August 30, 2019, the Company owed these three suppliers $133.3 million and $91.5 million, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases from these suppliers in fiscal 2020, 2019 and 2018 were $0.9 billion, $1.2 billion and $1.5 billion, respectively.

(u)	New Accounting Pronouncements

In August 2020, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Board decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. The Company is currently evaluating the impact of ASU 2020-06 on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company will not adopt this standard before the fiscal year in which it becomes effective.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815) Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This standard amends ASC 815, Derivatives and Hedges, and permits the SOFR OIS rate as an approved rate to be used in valuing derivative instruments. ASU 2018-16 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, on a prospective basis. The Company adopted this ASU 2018-16 effective August 31, 2019 with no impact to its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income. The new guidance allows companies to reclassify standard tax effects resulting from the Tax Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. The Company was required to adopt the guidance in the first quarter of fiscal 2020. The Company adopted this ASU 2018-02 effective August 31, 2019 with no impact to its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The Company is required to adopt the new standards in the first quarter of fiscal 2021, with early adoption permitted. The amendments require a modified-retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period. The Company does not expect the adoption of this guidance to have a material impact on its financial statements upon adoption.

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

As of the date of adoption, the Company recognized operating lease right-of-use assets of $24.3 million, with corresponding operating lease liabilities of $25.0 million on the consolidated balance sheets. The difference between the operating lease right-of-use assets and operating lease liabilities primarily relates to deferred rent.

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

Results for reporting periods beginning after September 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the prior accounting standards under ASC 605. As a result of these changes, the Company recorded a net increase to opening retained earnings of $1.0 million as of September 1, 2018 due to the cumulative impact of adopting ASC 606, with a corresponding increase of $2.9 million in accounts receivables, $1.1 million in contract assets and a decrease of $3.0 million in inventory. Effective September 1, 2018, the Company recognized revenue on NCNR customized product sales over time and customized product sales where control has deemed to pass before shipment at the time that those products are made available to the customer as opposed to at the time of shipment.

(v)	Restructuring Charge

In fourth quarter of fiscal 2020, the Company made the decision to cease manufacturing and selling products under the battery product line, the operations of which are reported under the operating segment for Brazil products. The decision to cease this activity is due to unattractive benefits for our customers in score based PPB which impacts the Company’s ability to remain competitive as customers can get these products cheaper from other international sources without a negative impact on their PPB score. This action was put into effect as of the end of the fourth quarter of fiscal 2020, and all operations related to this product line ceased as of that date. All employees associated with the product line were reassigned to other parts of the Company.

During fiscal 2020, the Company recorded restructuring charges amounting to $3.5 million, composed of $2.7 million of asset impairment, $0.4 million of deferred ICMS taxes related to impaired assets, and $0.4 million accrued for contract termination costs. As of August 28, 2020, the amounts accrued for contract termination costs have yet to be paid. The Company does not expect additional costs to be incurred before completion of the restructuring efforts. The Company anticipates completion of these restructuring efforts, including payment on all outstanding amounts to be complete by January 2021.

(w)	Subsequent Events

On October18, 2020, SMART Global Holdings and Chili Acquisition, Inc., a wholly owned subsidiary of SMART Global Holdings (collectively with SMART Global Holdings and other subsidiaries of SMART Global Holdings that may receive some assets in connection with this transaction, SGH-Chili), entered into an Asset Purchase Agreement (the Purchase Agreement) with Cree, Inc., a North Carolina corporation (Cree).  The transaction, which was approved by both SMART Global Holdings’ Board of Directors and Cree’s Board of Directors, is targeted to close in the next 90 to 120 days, subject to customary closing conditions and governmental approvals.

Pursuant to the Purchase Agreement, Cree will sell to SGH-Chili, and SGH-Chili will (i) purchase from Cree, (a) certain equipment, inventory, intellectual property rights, contracts, and real estate comprising Cree’s LED Products business, which consists of LED chips and LED components, (b) all of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited, a limited liability company organized under the laws of the People’s Republic of China and an indirect wholly owned subsidiary of Cree, and (c) Cree’s ownership interest in Cree Venture LED Company Limited, Cree’s joint venture with San’an Optoelectronics Co., Ltd. (collectively, the LED Business); and (ii) assume certain liabilities related to the LED Business (collectively (i) and (ii), the Transaction).  Cree will retain certain assets used in and pre-closing liabilities associated with the LED Business.

The purchase price for the LED Business consists of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to Cree by SMART Global Holdings in the amount of $125 million (the Purchase Price Note), (iii) the potential to receive an earn-out payment of up to $125 million based on the revenue and gross profit performance of the LED Business in the first four full fiscal quarters following the closing (the Earnout Period), also payable in the form of an unsecured promissory note of SMART Global Holdings (the Earnout Note), and (iv) the assumption of certain liabilities. The Purchase Price Note and the Earnout Note, if earned, will accrue interest at a rate of three-month LIBOR plus 3.0% with interest paid every three months and one bullet payment of principal and all accrued and unpaid interest will be payable on each note’s maturity date.  The Purchase Price Note will mature on August 15, 2023, and the Earnout Note, if issued, will mature on the third anniversary of the completion of the Earnout Period.

In connection with the Transaction, Cree and SGH-Chili will also enter into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, (ii) a Transition Services Agreement, (iii) a Wafer Supply and Fabrication Services Agreement, and (iv) a Real Estate License Agreement.

The Purchase Agreement contains customary representations, warranties and covenants, including covenants to cooperate in seeking regulatory approvals.  The Purchase Agreement also requires each of Cree and SGH-Chili to indemnify the other party for certain damages that the indemnified party may suffer following the closing of the Transaction.

The Transaction is subject to the satisfaction or waiver of a number of conditions including the receipt of governmental and regulatory consents and approvals and other customary closing conditions.

The Purchase Agreement provides for customary termination rights and also provides that, in the event the Purchase Agreement is terminated in connection with certain specified regulatory-related circumstances, SMART Global Holdings may be required to pay Cree a termination fee of $4 million.

(2)	Business Acquisitions

Fiscal Year 2019

SMART Embedded Computing, Inc. (SMART EC)

On July 8, 2019, SMART Global Holdings entered into a Stock Purchase Agreement (the Artesyn SPA), by and among SMART Global Holdings, Artesyn Embedded Computing, Inc., a Wisconsin corporation (AEC), Pontus Intermediate Holdings II, LLC, a Delaware limited liability company, and Pontus Holdings LLC, a Delaware limited liability company. Pursuant to the Artesyn SPA, on July 8, 2019, the Company agreed to purchase all of the shares of AEC, a private company based in Tempe, Arizona and Artesyn Netherlands B.V., a company with limited liability organized under the laws of the Netherlands (AEC and Artesyn Netherlands B.V., collectively Artesyn), both entities being subsidiaries of Artesyn Embedded Technologies, Inc. SMART Global Holdings through one or more subsidiaries, paid the Artesyn equityholders a base purchase price of approximately $75 million at closing using cash on hand. Pursuant to the Artesyn SPA, the former equityholders of Artesyn were also entitled to earn-out payments of up to $10 million based on Artesyn’s achievement of specific gross revenue levels through December 31, 2019 plus additional earn-out payments of $0.10 for each dollar of gross revenue through December 31, 2019 over an agreed upon achievement level. The earn-out would have been payable, at the option of the Company, in either cash or ordinary shares of SMART Global Holdings. SMART Global Holdings deposited $0.8 million of the purchase price into escrow as security for sellers’ indemnification obligations during the escrow period of one year. The Company changed the name of AEC to SMART Embedded Computing, Inc., or SMART EC. No earn-out was achieved.

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

During fiscal 2019, the Company adjusted the contingent consideration to its current fair value with such changes recognized in income from operations. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the gross revenue target. As of August 28, 2020 and August 30, 2019, the fair value of the contingent consideration was $0.

A reconciliation of net cash exchanged in accordance with the Artesyn SPA to the total purchase price as of the closing date of the transaction, July 8, 2019, is presented below (in thousands):

	Previously Reported	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Net cash for merger	$74,358	$—	$74,358
Cash and cash equivalents acquired	37	—	37
Upfront payment in accordance with agreement	74,395	—	74,395
Post-closing adjustments in accordance with agreement	558	(234)	324
Total consideration	74,953	(234)	74,719
Estimated fair value of contingent consideration	2,700	—	2,700
Total purchase price	$77,653	$(234)	$77,419

The total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed. The assets acquired and liabilities assumed at the acquisition date are based upon their respective fair values summarized below (in thousands):

	Previously Reported	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Tangible assets acquired	$16,482	$—	$16,482
Liabilities assumed	(7,840)	—	(7,840)
Identifiable intangible assets	41,900	—	41,900
Goodwill	27,111	(234)	26,877
Total net assets acquired	$77,653	$(234)	$77,419

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in our Form 10-K for the fiscal 2019. The measurement period adjustment, as recognized in the fourth quarter of fiscal 2020, is related to the finalization of the net working capital adjustment. We do not believe that the measurement period adjustments had a material impact on our consolidated statements of operations, balance sheets or cash flows in any periods previously reported. The final determination of the fair values were completed within the measurement period of up to one year from the acquisition date, and adjustments to provisional amounts that were identified during the measurement period were recorded in the reporting period in which the adjustment was determined.

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

During fiscal 2020 and 2019, the Company incurred certain costs related to the acquisition, which are included in selling, general and administrative expense in the consolidated statements of operations, these merger-related costs included professional fees in the amounts of $0.6 million and $1.0 million, respectively.

The revenue and net income earned by SMART EC following the acquisition are not material to the Company’s consolidated results of operations for fiscal 2019.

SMART Wireless Computing, Inc. (SMART Wireless)

On July 9, 2019, SMART Global Holdings entered into an Agreement and Plan of Merger (the Inforce Merger Agreement), by and among SMART Global Holdings, Thor Acquisition Sub I, Inc., a California corporation and a wholly-owned indirect subsidiary of the SMART Global Holdings (Merger Sub I), Thor Acquisition Sub II, Inc., a Delaware corporation and a wholly-owned indirect subsidiary of the SMART Global Holdings (Merger Sub II), and Inforce Computing, Inc., a California corporation (Former Inforce). Pursuant to the Inforce Merger Agreement, on July 9, 2019, Merger Sub I was merged with and into Former Inforce, with Former Inforce continuing as the surviving corporation (the First Merger) and, immediately following the effectiveness of the First Merger, the surviving corporation of the First Merger was merged with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned indirect subsidiary of SMART Global Holdings (the Inforce Merger). SMART Global Holdings through one or more subsidiaries, paid the Former Inforce equityholders approximately $14.6 million including amounts paid at closing composed of $3.2 million in cash and 382,788 of ordinary shares of SMART Global Holdings valued at $9.1 million, and amounts retained by the Company as security for the sellers’ indemnification obligations as well as any post-closing adjustments to the purchase price (the Holdback) composed of $0.7 million in cash and 67,550 of ordinary shares of SMART Global Holdings valued at $1.6 million. During the fourth quarter of fiscal 2020, the Company paid out $0.4 million in cash and issued all shares related to the Holdback. The Company changed the name of Inforce Computing to SMART Wireless Computing, Inc., or SMART Wireless.

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

A reconciliation of net cash exchanged in accordance with the Inforce Merger Agreement to the total purchase price as of the closing date of the transaction, July 9, 2019, is presented below (in thousands):

	Previously Reported	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Net cash for merger	$1,581	$—	$1,581
Cash and cash equivalents acquired	1,576	—	1,576
Upfront cash payment	3,157	—	3,157
Upfront shares issued	9,167	—	9,167
Upfront consideration in accordance with agreement	12,324	—	12,324
Purchase price holdback - cash due to pre-closing holders	413	—	413
Purchase price holdback - shares due to pre-closing holders	1,618	—	1,618
Post-closing adjustments	285	(39)	246
Total purchase price	$14,640	$(39)	$14,601

The total purchase consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed. The assets acquired and liabilities assumed at the acquisition date are based upon their respective fair values summarized below (in thousands):

	Previously Reported	Purchase Price Allocation Measurement Period Adjustment	As Adjusted
Tangible assets acquired	$5,266	$—	$5,266
Liabilities assumed	(5,643)	—	(5,643)
Identifiable intangible assets	6,700	—	6,700
Goodwill	8,317	(39)	8,278
Total net assets acquired	$14,640	$(39)	$14,601

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in our Form 10-K for the fiscal 2019. The measurement period adjustment, as recognized in the fourth quarter of fiscal 2020, is related to the finalization of the net working capital adjustment. We do not believe that the measurement period adjustments had a material impact on our consolidated statements of operations, balance sheets or cash flows in any periods previously reported. The final determination of the fair values were completed within the measurement period of up to one year from the acquisition date, and adjustments to provisional amounts that were identified during the measurement period were recorded in the reporting period in which the adjustment was determined.

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

During fiscal 2020 and 2019, the Company incurred certain costs related to the acquisition, which are included in selling, general and administrative expense in the consolidated statements of operations, these merger-related costs included professional fees in the amounts of $0.2 million and $0.5 million, respectively.

The revenue and net income earned by SMART Wireless following the acquisition are not material to the Company’s consolidated results of operations for fiscal 2019.

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

At the closing of the Penguin Merger, SMART Global Holdings deposited $6.0 million of the purchase price into escrow as security for Penguin’s indemnification obligations during the escrow period of one year. SMART Global Holdings also deposited $2.0 million of the purchase price into escrow as security for customary post-closing adjustments to the purchase price. SMART Global Holdings notified the sellers of various disputes with respect to the closing balance sheet and other indemnity claims aggregating $4.9 million. On July 23, 2019, the parties agreed to release $3.2 million of these funds to the former equityholders and $1.8 million of the escrow funds to SMART Global Holdings. The parties agreed to release the remaining balance of $3.0 million on July 9, 2020, with $1.0 million released to the former equityholders and $2.0 million released to SMART Global Holdings, resulting in a gain on escrow settlement of $0.4 million recognized in Other expense, net on the statements of operations in the fourth quarter of fiscal 2020.

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

The Company does not believe that the measurement period adjustments had a material impact on its consolidated statements of operations, balance sheets or cash flows in any periods previously reported. The final determination of the fair values were completed within the measurement period of up to one year from the acquisition date, and adjustments to provisional amounts that were identified during the measurement period were recorded in the reporting period in which the adjustment was determined.

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

During fiscal 2018, the Company incurred certain costs related to the acquisition, which are included in selling, general and administrative expense in the consolidated statements of operations, these merger-related costs included professional fees and employee retention bonuses in the amounts of $2.5 million and $1.2 million, respectively.

(3)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Affiliates:
Net sales	$75,837	$117,403	$133,552

As of August 28, 2020 and August 30, 2019, amounts due from these affiliates were $6.5 million and $8.2 million, respectively.

On July 9, 2019, SMART Wireless became a wholly-owned subsidiary of the Company (see Note 2). Included in the selling shareholders of this acquisition were the Company’s former CEO and two members of the Company’s Board of Directors, who became entitled to receive in the aggregate 397,407 in SGH common shares valued at $9.5 million (consisting of 337,692 shares issued upon closing and 59,715 shares subject to the Holdback which were issued and paid in the fourth quarter of 2020).

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

Foreign exchange forward contracts outstanding at August 28, 2020 are not designated as hedging instruments for hedge accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated forward contracts are reported in other income, net in the consolidated statements of operations. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income (expenses).

As of August 28, 2020, the Company’s non-designated forward contacts resulted in a $0.1 million derivative asset and $0.9 million derivative liability. As of August 30, 2019, the Company’s non-designated forward contacts resulted in a $36 thousand derivative asset and $0.2 million derivative liability. For fiscal 2020, the Company recognized realized gains in the amount of $11.1 million, and net unrealized gains on the change in the fair value of the non-designated forward contracts in the amount of $0.3 million. For fiscal 2019, the Company recognized net realized losses in the amount of $2.6 million, and net unrealized losses on the change in the fair value of the non-designated forward contracts in the amount of $0.1 million.

(5)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	August 28,	August 30,
	2020	2019
Raw materials	$89,943	$67,629
Work in process	16,672	10,546
Finished goods	56,376	40,563
Total inventories*	$162,991	$118,738

*	As of August 28, 2020 and August 30, 2019, 17% and 25%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	August 28,	August 30,
	2020	2019
Financial credits*	$6,359	$—
Contract assets**	5,068	4,606
Prepayment for VAT and other transaction taxes	2,119	963
Prepaid R&D expenses	1,865	3,949
Unbilled service receivables	1,265	9,665
Prepaid income taxes	1,201	2,555
Prepaid ICMS taxes in Brazil*	141	2,140
Indemnification claims receivable***	—	3,044
Other prepaid expenses and other current assets	8,972	11,028
Total prepaid expenses and other current assets	$26,990	$37,950

*	See Note 1(i).
**	See Note 1(d).
***	See Note 2.

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	August 28,	August 30,
	2020	2019
Office furniture, software, computers and equipment	$21,528	$21,476
Manufacturing equipment	113,035	124,706
Leasehold improvements*	27,706	29,255
	162,269	175,437
Less accumulated depreciation and amortization	107,564	107,092
Net property and equipment	$54,705	$68,345

*	Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment was approximately $22.8 million, $23.6 million and $20.0 million in fiscal 2020, 2019 and 2018, respectively.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	August 28,	August 30,
	2020	2019
Deposits on equipment	$8,170	$—
Prepaid ICMS taxes in Brazil*	3,976	6,513
Deferred tax asset	3,450	1,933
Prepaid R&D expense	1,356	1,584
Other	3,602	2,754
Total other noncurrent assets	$20,554	$12,784

*	See Note 1(i).

Accrued Liabilities

Accrued liabilities consisted of (in thousands):

	August 28,	August 30,
	2020	2019
Deferred revenue	$17,264	$16,680
Accrued employee compensation	16,862	15,424
VAT and other transaction taxes payable	6,143	3,009
Current portion of lease liabilities	5,304	—
Customer deposits	3,917	2,683
Income taxes payable	1,352	1,151
Accrued warranty reserve	1,316	1,770
Indemnification claims liability*	—	1,369
Other accrued liabilities	5,671	6,894
Total accrued liabilities	$57,829	$48,980

*	See Note 2.

Leases

The Company determines if an arrangement is a lease as well as the classification of the lease at inception for arrangements with an initial term of more than 12 months, and classifies it as either finance or operating.

Operating leases are recorded in operating lease right-of-use assets, net, accrued liabilities, and long-term lease liabilities on the Company’s consolidated balance sheets. For operating leases of buildings, the Company accounts for non-lease components, such as common area maintenance, as a component of the lease, and include it in the initial measurement of the Company’s operating lease assets and corresponding liabilities. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.

The Company does not have financing leases as of August 28, 2020.

The Company’s lease liabilities are recognized based on the present value of the remaining fixed lease payments, over the lease term, using a discount rate of similarly secured borrowings available to us. The Company took into consideration its credit rating and the length of the lease when calculating the incremental borrowing rate. The Company considers the options to extend or terminate the lease in determining the lease term, when it is reasonably certain to exercise one of the options. For the purpose of lease liability measurement, the Company considers only payments that are fixed and determinable at the time of commencement. Any variable payments that depend on an index or rate are expensed as incurred. The Company’s lease terms may include options to extend when it is reasonably certain that it will exercise that option. The Company’s lease assets also include any lease payments made and exclude any lease incentives received prior to commencement. The Company’s lease assets are tested for impairment in the same manner as long-lived assets used in operations. The Company generally recognizes sublease income on a straight-line basis over the sublease term.

The weighted-average remaining lease term for the Company’s operating leases was 7.6 years at August 28, 2020 and the weighted-average discount rate was 8.0%.

The components of lease costs are as follows (in thousands):

Fiscal Year Ended
August 28,
2020
Operating lease cost	$6,743
Variable lease cost	842
Short-term lease cost	295
Total lease costs	$7,880

Future minimum undiscounted payments under the Company’s non-cancelable operating leases were as follows as of August 28, 2020 (in thousands):

Fiscal year ending August:	Amount
2021	$7,243
2022	4,712
2023	3,971
2024	3,521
2025	2,922
Thereafter	14,213
Total	36,582
Less Short-term lease commitments	(176)
Less imputed interest	(10,273)
Present value of total lease liabilities	$26,133

As of August 28, 2020, the Company has additional operating lease commitments of approximately $218 thousand on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during fiscal 2021, with lease terms of two and three years.

Right-of-use assets obtained in exchange for new operating lease liabilities for fiscal 2020 amounted to approximately $8.8 million.

The following table summarizes the future minimum lease payments due under operating leases as of August 30, 2019 and reflect the application of the prior lease standard (ASC 840, Leases). These amounts were disclosed in the Company’s Annual Report on Form 10-K for the year ended August 30, 2019 (in thousands):

Fiscal year ending August:	Amount
2020	$6,327
2021	5,922
2022	3,795
2023	3,454
2024	3,326
Thereafter	19,303
Total	$42,127

(6)	Income Taxes

Income before provision for income taxes for all annual periods presented consisted of the following (in thousands):

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
U.S.	$(13,120)	$4,279	$(7,918)
Non-U.S.	22,480	61,925	145,696
Total income before income taxes	$9,360	$66,204	$137,778

The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Current:
Federal	$—	$(163)	$—
State	143	120	19
Other foreign	12,164	15,633	21,688
	12,307	15,590	21,707
Deferred:
Federal and state	295	(1,216)	(1,661)
Other foreign	(2,099)	498	(1,731)
	(1,804)	(718)	(3,392)
Total income tax provision	$10,503	$14,872	$18,315

In applying the statutory tax rate in the effective income tax rate reconciliation, the Company used the U.S. statutory tax rate, rather than the Cayman Islands zero percent tax rate. The effective income tax rate, expressed as a percentage of income before income taxes, varied from the U.S. statutory income tax rate applied to profit or loss before provision for income taxes as a result of the following items:

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Statutory tax rate	21.0%	21.0%	25.8%
Foreign income taxes at different rates	58.5	1.3	(16.2)
State income tax, net of federal tax benefit	3.5	3.6	3.5
Tax on uncertain tax positions	0.6	0.1	—
Change in valuation allowance	22.4	(3.0)	(9.7)
Non-deductible expenses	5.1	(0.8)	(1.4)
Change in U.S. federal tax rate	—	—	11.4
Other	1.1	0.3	(0.1)
Effective income tax rate	112.2%	22.5%	13.3%

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	August 28,	August 30,
	2020	2019
Deferred tax assets:
Accruals and allowances	$6,316	$6,861
Share-based compensation	6,284	6,864
Research and other tax credits carryforwards	7,155	6,213
Property and equipment	244	89
Lease liability	4,473	—
Net operating loss carryforwards	31,920	28,296
Total deferred tax assets	56,392	48,323
Valuation allowance	(38,921)	(36,722)
Net deferred tax assets	17,471	11,601
Deferred tax liabilities:
Right of use asset	(4,199)	—
Purchase accounting intangibles	(10,117)	(9,964)
Net deferred tax liabilities	(14,316)	(9,964)
Net deferred tax assets	$3,155	$1,637

The Company records its deferred tax assets within other long term assets on the consolidated balance sheets as of August 28, 2020 and August 30, 2019.

On December 22, 2017, the Tax Cuts and Jobs Act (P.L. 115-97) (TCJA) was signed into law. Among other changes is a permanent reduction in the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax asset during the year ended August 31, 2018. The Company reduced the value of its net deferred tax asset of approximately $15.7 million, which was offset by the change in valuation allowance of $15.7 million. TCJA also repealed the corporate AMT for tax years beginning after December 31, 2017, and provides that existing AMT credit carryovers are refundable in tax years beginning after December 31, 2017. The Company has approximately $0.5 million of AMT credit carryovers that are expected to be fully refunded in 2020.

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

As of August 28, 2020, the Company had U.S. federal and state net operating loss carryforwards of approximately $130.9 million and $52.6 million, respectively. The federal net operating loss carryforwards of $113.7 million will expire in fiscal 2023 through fiscal 2038, if not utilized, and the remaining $17.2 million is indefinite lived. The state net operating loss carryforwards will expire in fiscal 2023 through fiscal 2040, both in varying amounts. In addition, the Company has U.S. federal and state tax credit carryforwards of approximately $6.5 million and $0.7 million, respectively. Federal and state carryforwards prior to fiscal 2018 are subject to an annual limitation, under the provisions of Section 382 of the Internal Revenue Code of 1986. Section 382 provides an annual limitation on net operating loss carryforwards following an ownership change. Any unused annual limitation is carried forward and added to the limitation in the subsequent year. In addition to other potential limitations, approximately $12.8 million and $1.4 million of acquired federal and state loss carryovers and $5.3 million and $0.4 million of acquired federal and state credit carryovers are subject to these limitations. The Company has foreign net operating loss carryforwards of approximately $16.2 million and will expire in fiscal 2021 through fiscal 2025.

The valuation allowance on deferred tax assets, primarily related to U.S. net operating loss carry forwards and tax credit carryforwards and Netherlands net operating loss carryforwards, was $38.9 million and $36.7 million as of August 28, 2020 and August 30, 2019, respectively. The increase in valuation allowance of $2.2 million is primarily attributable to the valuation allowance on foreign losses acquired from the SMART EC acquisition in fiscal 2019. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support the realization of such deferred tax assets.

Provisions have been made for deferred income taxes on undistributed earnings of foreign subsidiaries to the extent that dividend payments by such foreign subsidiaries are expected to result in additional tax liability. The undistributed foreign earnings of approximately $224.4 million would not be included in U.S. taxable income because the U.S. subsidiaries are not direct or indirect shareholders of these foreign subsidiaries. The Company, a Cayman Islands entity, is the indirect holding company for which the Cayman Islands do not assess income taxes. The undistributed foreign earnings would incur an insignificant amount of foreign country withholding taxes if it were to be distributed to the Company due to foreign tax laws and rulings.

The Company’s Malaysia subsidiary, SMART Modular Technologies Sdn. Bhd. (SMART Malaysia), has been approved for tax holidays for the operations of its Pioneer business and Global Supply Chain (GSC) business. Both tax holidays are effective for up to ten years. The Pioneer and GSC tax holidays commenced on September 1, 2018 and are scheduled to expire on August 31, 2028. The Malaysian tax holidays are subject to certain conditions, with which SMART Malaysia has complied for all applicable periods in fiscal 2020, 2019 and 2018. The net impact of these tax holidays in Malaysia, as compared to the Malaysia statutory tax rate, was to decrease income tax expense by approximately $3.9 million ($0.16 per share), $4.9 million ($0.21 per share) and $9.1 million ($0.39 per share) in fiscal 2020, 2019 and 2018, respectively.

Effective February 1, 2011, SMART Brazil began to participate in PADIS. This program is specifically designed to promote the development of the local semiconductor industry. The Brazilian government has approved multiple applications for different products by SMART Brazil for certain beneficial tax treatment under the PADIS incentive. This beneficial tax treatment includes a reduction in the Brazil statutory income tax rate from 34% to 9% on taxable income for the Brazilian semiconductor operations of SMART Brazil. The net impact of the PADIS beneficial tax treatment, as compared to the Brazilian statutory tax rate, was to decrease income tax expense by approximately $9.6 million ($0.40 per share), $11.4 million ($0.49 per share) and $30.5 million ($1.32 per share) for fiscal 2020, 2019 and 2018, respectively. In order to receive the expected benefits, SMART Brazil is required to invest 5% of its net semiconductor sales in research and development (R&D) activities each calendar year, which is the measurement period. In May 2014, the R&D investment requirement was reduced to 3% for calendar years 2014 and 2015. SMART Brazil fulfilled this R&D investment requirement in calendar years 2018 and 2019, and expects to fulfill this R&D requirement in calendar year 2020.

The total gross amount of unrecognized tax benefits was approximately $16.5 million and $15.0 million as of August 28, 2020 and August 30, 2019, respectively. The Company records interest and penalties on unrecognized tax benefits as income tax expense. The balance of accrued interest and penalties on unrecognized tax benefits was $0.4 million and $1.6 million as of August 28, 2020 and August 30, 2019, respectively. As of August 28, 2020, changes to the Company’s uncertain tax positions in the next twelve months that are reasonably possible are not expected to have a significant impact on the financial position or results of operations.

The aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

	August 28,	August 30,
	2020	2019
Gross amount of unrecognized tax benefits as of the beginning of the period	$15,037	$16,514
Increases related to prior year tax provisions	67	1,410
Decrease related to prior year tax provisions	—	(3,802)
Increase related to current year tax provisions	1,410	915
Lapse of statute of limitation	—	—
Gross amount of unrecognized tax benefits as of the end of the period	$16,514	$15,037

The total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized is $1.7 million and $1.6 million for fiscal 2020 and 2019, respectively.

The Company’s U.S. subsidiaries file federal and state income/franchise tax returns in the United States. The tax periods ended August 2004 through August 2019 remain open to federal income tax examination. Generally, in the major state jurisdictions, the tax periods ended August 2013 through August 2019 remain open to state income/franchise tax examination.

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

The holders of the Notes may convert their Notes at their option in the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ending on August 28, 2020 (and only during such fiscal quarter), if the last reported sale price per ordinary share exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter;

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

In accounting for the issuance of the Notes, the Company separated the Notes into liability and equity components. The carrying amount of the liability component of approximately $197.5 million was calculated by using a discount rate of 6.53%, which was the Company’s borrowing rate on the date of the issuance of the Notes for a similar debt instrument without the conversion feature. The carrying amount of the equity component of approximately $52.5 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component of the Notes is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification, which the Company will reassess every reporting period. The difference between the principal amount of the Notes and the liability component (the debt discount) is amortized to interest expense using the effective interest method over the term of the Notes.

Debt issuance costs for the issuance of the Notes were approximately $8.0 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were approximately $6.3 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the Notes using the effective interest method. The transaction costs attributable to the equity component were approximately $1.7 million and were netted with the equity component in shareholders’ equity.

The carrying value of the Notes is as follows (in thousands):

August 28, 2020
Principal	$250,000
Unamortized debt discount	48,586
Unamortized issuance costs	5,841
Net carrying amount	$195,573

As of August 28, 2020, the remaining life of the Notes was approximately 66 months. The unamortized debt discounts and unamortized debt issuance cost are amortized over the remaining useful life, using an effective interest rate of 7.06%.

As of August 28, 2020, the carrying value of the equity component was $50.8 million, net of the issuance costs of $1.7 million.

The following table sets forth the total interest expense recognized related to the Notes (in thousands):

August 28,
2020
Contractual interest expenses	$3,078
Amortization of debt discount	3,914
Amortization of debt issuance costs	471
Total interest cost recognized	$7,463

The total estimated fair value for the Notes was determined to be $221.5 million based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited trading activity.

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

In a meeting of the Company’s shareholders held on March 30, 2020, the holders of the Company’s ordinary shares voted in favor of a proposal to amend and restate the Company’s memorandum and articles of association to permit the Company to purchase or otherwise acquire its ordinary shares in such amounts and at such prices and at such time and from time to time as the Company’s board of directors may approve in the future. This amendment and restatement also enables the Company to utilize shares or cash, or any combination thereof, in order to settle the capped call transactions, which resulted in the reclassification of the related non-current derivative asset to additional paid in capital within Shareholders’ Equity in an amount equal to the fair value of the capped calls as of March 30, 2020. The fair value of the capped calls on March 30, 2020 was approximately $14.1 million. The Company recognized a loss of approximately $7.7 million for the year ended on August 28, 2020, due to remeasurement of the capped calls at fair value. These losses are included in the consolidated statements of operations within Other expense, net.

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

Interest and Interest Rates. Loans under the Amended Credit Agreement accrue interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings is 6.25% and with respect to base rate borrowings is 5.25%. The interest rate on the Initial Term Loans Incremental Term Loans was 8.16% and 8.14% through the second quarter of fiscal 2020, respectively.

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

Principal Payments. The Amended Credit Agreement requires quarterly repayments of principal under the Initial Term Loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter and, commencing on November 30, 2018, quarterly repayments of principal under the Incremental Term Loans equal to 2.5% of $60 million, or $1.5 million per fiscal quarter. As a result of the Second Amendment, the borrowers were granted a holiday in fiscal 2019 from the obligation to make quarterly repayments of principal under the Initial Term Loans and the Incremental Term Loans. During fiscal 2020 and 2019, the borrowers made scheduled principal payments of $5.6 million and $0, respectively.

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

As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019. No mandatory prepayments were required for fiscal 2020 or 2019.

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

In February 2020, the Company used net proceeds from the offering of the Notes to repay in full all outstanding principal balances, and to pay the associated prepayment premiums, accrued and unpaid interest and related fees and expenses, of the term loans under the Second Amended and Restated Credit Agreement, dated as of August 9, 2017, among certain of the Company’s subsidiaries. The Company paid $208.7 million toward the full repayment of the outstanding debt including $202.9 million of principal, $3.8 million of accrued interest and $2.0 million of prepayment premiums. Unamortized debt discounts and issuance costs as of February 11, 2020 amounted to $4.6 million. As a result of the early repayment of the term loans the Company recognized a loss on extinguishment of debt in Other expense, net of $6.6 million.

As of August 28, 2020 and August 30, 2019, the outstanding principal balance of all term loans under the Amended Credit Agreement was $0 and $208.5 million, respectively, and there were no outstanding revolving loans. The fair value of the term loans as of August 30, 2019 was estimated to be approximately $210.6 million. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

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

As a result of the Third Amendment and Restated Credit Agreement, approximately $0.2 million was recognized as loss on extinguishment in Other expense, net in fiscal 2020, which relates to costs from replacing one of the banks participating in the new credit agreement.

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES (such loan the BNDES 2013 Credit Agreement). Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $9.7 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. SMART Brazil’s obligations under the BNDES 2013 Credit Agreement were guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement.

Approximately half of the available debt under the BNDES 2013 Credit Agreement accrues interest at a fixed rate while the other half accrues interest at a floating rate. The facility under the BNDES 2013 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment paid on July 15, 2019.

As of August 28, 2020 and August 30, 2019, SMART Brazil had no outstanding debt under the BNDES 2013 Credit Agreement.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $10.1 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit (IC) packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

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

In July 2018, SMART Brazil entered into guarantee arrangements with Banco Votorantim S.A. which bank in turn replaced the guarantees of the BNDES Credit Agreements previously issued by Itaú Bank. As a result, the guarantees with Itaú Bank were cancelled and Itaú Bank returned R$22.0 million (or $5.9 million) of committed balances to SMART Brazil in the first quarter of fiscal 2019. As such, the Company no longer has any restricted cash on its consolidated balance sheets as of August 28, 2020.

The available debt under the BNDES 2014 Credit Agreement accrues interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal payment paid on July 15, 2020.

As of August 28, 2020 and August 30, 2019, SMART Brazil’s outstanding debt under the BNDES 2014 Credit Agreement was $0 and R$13.2 million (or $3.5 million), respectively.

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

The fair value of amounts outstanding under the BNDES Agreements as of August 28, 2020 and August 30, 2019 was estimated to be approximately $0 and $3.3 million, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

The Convertible Senior Notes, due 2026, Amended Credit agreement and the BNDES Agreements are classified as follows in the accompanying consolidating balance sheets (in thousands):

	August 28,	August 30,
	2020	2019
Notes	$250,000	$—
Term loan	—	208,500
BNDES 2014 principal balance	—	3,506
Unamortized debt discount	(48,586)	(1,885)
Unamortized debt issuance costs	(5,841)	(3,617)
Net amount	195,573	206,504
Current portion of long-term debt	—	(24,054)
Long-term debt	$195,573	$182,450

There are no future minimum principal payments made under the Notes as of August 28, 2020, the full amount of $250.0 million is due in fiscal 2026.

(8)	Financial Instruments

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

The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets to identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

•

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company’s Level 1 assets include funds held in general checking accounts, savings accounts and money market funds that are classified as cash equivalents.

•

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets and liabilities. The Company’s Level 2 assets and liabilities include the derivative financial instruments.

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 assets and liabilities include the contingent considerations related to the SMART EC acquisitions (see Note 2), which had a fair value of $0 as of August 28, 2020 and August 30, 2019. Additionally, the capped calls (see Note 7) were financial instruments up until they were reclassified to shareholders’ equity on March 30, 2020.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of August 28, 2020:
Assets
Cash and cash equivalents	$150.8	$—	$—	$150.8
Derivative financial instruments(1)	—	0.1	—	0.1
Total assets measured at fair value	$150.8	$0.1	$—	$150.9
Liabilities
Derivative financial instruments(2)	$—	$0.9	$—	$0.9
Total liabilities measured at fair value	$—	$0.9	$—	$0.9
Balances as of August 30, 2019:
Assets
Cash and cash equivalents	$98.1	$—	$—	$98.1
Total assets measured at fair value	$98.1	$—	$—	$98.1
Liabilities
Derivative financial instruments(2)	$—	$0.2	$—	$0.2
Acquisition-related contingent consideration	—	—	—	—
Total liabilities measured at fair value	$—	$0.2	$—	$0.2

(1)	Included in prepaid expenses and other current assets on the Company's consolidated balance sheets – see Note 4.
(2)	Included in accrued liabilities on the Company's consolidated balance sheets - see Note 4.

(9)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which was amended and restated as of May 18, 2017 to be known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan. On January 29, 2019, the shareholders approved an amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (as amended, the SGH Plan) which amendment increased the reserve under the SGH Plan by 1,500,000 shares effective as of February 1, 2019. The SGH Plan provides for grants of equity awards to employees, directors and consultants of SMART Global Holdings and its subsidiaries. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. The options and RSUs generally vest over a four-year period beginning on the grant date and generally have a ten year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of August 28, 2020, there were 4,545,631 ordinary shares reserved for issuance under the SGH Plan, of which 1,432,721 ordinary shares were available for grant. As of August 30, 2019, there were 4,803,315 ordinary shares reserved for issuance under the SGH Plan, of which 1,427,339 ordinary shares were available for grant.

Summary of Assumptions and Activity

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies. The expected term of options granted represents the weighted average period of time that options granted are expected to be outstanding and we apply the simplified approach in which the expected term is the mid-point between the vesting date and the expiration date. The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the end of the quarter in which the option was granted.

The following assumptions were used to value the Company’s stock options granted in the below fiscal years:

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Stock options:
Expected term (years)	6.25	6.25	6.25
Expected volatility	46.10% - 57.10%	41.68% - 48.15%	39.00% - 46.27%
Risk-free interest rate	0.40% - 1.68%	1.42% - 2.88%	2.15% - 2.82%
Expected dividends	—	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

		Weighted	Weighted
		average	average
		per share	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term (years)	value
Options outstanding at August 25, 2017	1,788	$12.66	7.61	$11,174
Options granted	1,354	40.53
Options exercised	(700)	10.69
Options forfeited and cancelled	(28)	23.50
Options outstanding at August 31, 2018	2,414	$28.75	7.88	$20,459
Options granted	356	22.48
Options exercised	(413)	12.28
Options forfeited and cancelled	(59)	32.48
Options outstanding at August 30, 2019	2,298	$30.65	7.39	$10,916
Options granted	963	33.54
Options exercised	(177)	14.10
Options forfeited and cancelled	(975)	39.10
Options outstanding at August 28, 2020	2,109	$29.45	6.95	$7,225
Options exercisable at August 28, 2020	954	$27.99	6.44	4,251

In March 2018, the Company granted two performance-based stock options that contained a stock market index as a benchmark for performance (Market-Based Options). The share-based compensation expense for these options is recognized over the requisite service period by tranche. The exercisability of Market-Based Options will depend upon the 30-trading day rolling average closing price of Company’s ordinary shares. If the target price is not achieved by the end of 4th or 7th anniversary of the respective grant date, the options will expire. The fair value of Market-Based Options was determined by using a Monte Carlo valuation model, using the following assumptions: expected term (years) 1.10 – 4.00, expected volatility 46.29%, risk-free interest rate 2.75% and no expected dividends. One of the performance-based options was cancelled in November 2019, resulting in an additional $2.0 million share-based compensation expense recorded in the first quarter of fiscal 2020. In August 2020, the Company modified the remaining performance-based stock options to remove one of the service conditions to allow the continuation of vesting of the unvested options subject to the remaining service condition. This modification led to an updated fair value using the Monte Carlo valuation model for the Market-Based Options, with the following assumptions: expected volatility 56.07% and risk-free interest rate 0.34%. The modification of this option, as well as a time-based option also granted in March 2018, led to a reversal of $2.3 million share-based compensation expense in the fourth quarter of fiscal 2020.

The Black-Scholes weighted average fair value of options granted under the SGH Plan in fiscal 2020, 2019 and 2018 was $11.46, $10.16 and $18.18 per share, respectively. The total intrinsic value of employee stock options exercised in fiscal 2020, 2019 and 2018 was approximately $3.0 million, $7.4 million and $19.5 million, respectively. As of August 28, 2020, there was approximately $10.1 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 1.97 years. As of August 30, 2019, there was approximately $17.9 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 2.37 years.

SGH Plan—Restricted Stock Awards (RSAs), Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)

A summary of the changes in RSAs, RSUs and PSUs outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
	Shares	per share	value
Awards outstanding at August 25, 2017	378	$7.91	$6,956
Awards granted	465	38.39
Awards vested and paid out	(113)	8.03
Awards forfeited and cancelled	(10)	12.01
Awards outstanding at August 31, 2018	720	$27.50	$23,753
Awards granted	652	24.22
Awards vested and paid out	(249)	20.21
Awards forfeited and cancelled	(45)	31.69
Awards outstanding at August 30, 2019	1,078	$27.03	$30,632
Awards granted	840	24.41
Awards vested and paid out	(428)	25.36
Awards forfeited and cancelled	(217)	25.07
Awards outstanding at August 28, 2020	1,273	$26.19	$31,721

In May 2020, the Company granted a performance-based restricted share award (RSA) which has both service and performance conditions. As of August 28, 2020, the Company has deemed it probable that the service condition will be met, and the attainment of the performance condition for this award is probable. On October 20, 2020, the Company modified this award, as well as another time-based award, both for the former CEO, to accelerate the remaining service-based vesting requirements in this award such that they became fully vested as of the acceleration date.  These modifications will result in additional share-based compensation expense in the first quarter of fiscal 2021 when the acceleration occurs.

In May 2019, the Company granted a performance-based restricted share unit award (PSU) which has both service and performance conditions. As of November 29, 2019, the Company deemed it probable that the service condition will be met, and the attainment of the performance condition for this award changed to not probable. As such, there was $0.8 million of share-based compensation expense reversed for this award in the three months ended November 29, 2019.

The total fair value of shares vested in fiscal 2020, 2019, and 2018 was approximately $12.5 million, $6.8 million and $4.0 million, respectively. As of August 28, 2020, there was approximately $28.6 million of unrecognized compensation costs related to awards under the SGH Plan, which will be recognized over a weighted average period of 2.66 years.

Employee Stock Purchase Plan

In January 2018, the Company’s shareholders approved the SGH 2018 Employee Share Purchase Plan (the Purchase Plan) under which an aggregate of 650,000 of ordinary shares have been approved for issuance to eligible employees. The Purchase Plan generally permits employees to purchase ordinary shares at 85% of the lower of the fair market value of the ordinary shares at the beginning of the offering period or at the end of purchase period, which is generally six months. Rights to purchase ordinary shares are granted during the first and third quarter of each fiscal year. The Purchase Plan terminates in January 2028. As of August 28, 2020, 266,816 ordinary shares have been purchased under the Purchase Plan and 683,184 ordinary shares are reserved for future purchases by eligible employees. As of August 30, 2019, 109,910 ordinary shares have been purchased under the Purchase Plan and 540,090 ordinary shares are reserved for future purchases by eligible employees.

Equity Rights and Restrictions

The holders of ordinary shares of SMART Global Holdings are entitled to such dividends and other distributions as may be declared by the board of directors of SMART Global Holdings from time-to-time, out of the funds of SMART Global Holdings lawfully available therefor.

Substantially all SMART Global Holdings shares owned by employees, by certain former lenders of the Company, and all shares underlying the SMART Global Holdings options, PSUs and RSUs are subject to either the Employee Investors Shareholders Agreement dated August 26, 2011 (the Employee Investors Shareholders Agreement), the Amended and Restated Investors Shareholders Agreement dated as of November 5, 2016 (as amended by Amendment No. 5, Amendment No. 4, Amendment No. 3, Amendment No. 2 and subsequent amendments, the Amended and Restated Investors Shareholders Agreement) and the Amended and Restated Sponsors Shareholders Agreement dated May 30, 2017 (as amended, the Sponsor Shareholder Agreement; the Employee Investors Shareholders Agreement, the Amended and Restated Investors Shareholders Agreement and the Sponsor Shareholder Agreement are collectively referred to as the Shareholders Agreements). Under the terms of the Shareholders Agreements, such shares are subject to certain restrictions on sale and could become subject to lock-up restrictions in the event of any future registered public offerings by the Company.

(b)	Savings and Retirement Program

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company in fiscal 2020, 2019 and 2018 were approximately $2.3 million, $2.0 million and $1.2 million, respectively.

(10)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases in fiscal 2020, 2019 and 2018 was $7.9 million, $5.0 million and $3.3 million, respectively.

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Beginning accrued warranty reserve	$1,770	$856	$275
Additions from business acquisitions (see Note 2)	—	533	558
Provision for product warranties	1,456	1,914	612
Warranty claims	(1,910)	(1,533)	(589)
Ending accrued warranty reserve	$1,316	$1,770	$856

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

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117.0 million (or $22.5 million) (the First Assessment). The First Assessment was from the federal tax authorities of Brazil and related to four taxes in connection with the importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.2 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

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

On December 12, 2013, SMART Brazil received another notice of assessment in the amount of R$3.6 million (or $0.7 million) with respect to the same import-related tax issues and penalties discussed above for 2012 and 2013 (the Third Assessment). The Third Assessment does not seek import duties and related taxes on Dynamic Random Access Memory (DRAM) products and only seeks import duties and related taxes on Flash unmounted components with respect to the months of January 2012 to June 2012. This is because SMART Brazil’s imports of DRAM unmounted components were subject to 0%, and, after June 2012, SMART Brazil’s imports of Flash unmounted components became subject to 0%, import duties and related taxes, both as a result of PADIS. Even with this 0%, if SMART Brazil is found to have used the incorrect product classification code, SMART Brazil will be subject to an administrative penalty equal to 1% of the value of the imports. SMART Brazil intends to vigorously fight this matter and has filed defenses to the Third Assessment. The Company believes that SMART Brazil used the correct product code on its imports and that the Third Assessment is incorrect. Although SMART Brazil did not receive the Third Assessment until December 12, 2013, the Third Assessment was issued before the CARF decision in favor of SMART

Brazil on the First Assessment as discussed above was published. On September 8, 2020, the first level administrative court unanimously ruled in favor of SMART Brazil with respect to the Third Assessment. Due to the size of the Third Assessment, Brazil law required that the tax authorities appeal the decision to CARF.

The amounts claimed by the tax authorities on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$5.7 million (or $1.1 million) as of August 28, 2020.

As a result of the CARF decisions in favor of SMART Brazil on the First Assessment and the Second Assessment, as well as the basis given by the tax authorities in the favorable ruling on the Third Assessment, the Company believes that the probability of any material charges as a result of the Third Assessment is remote and the Company does not expect the resolution of this disputed assessment to have a material impact on its consolidated financial position, results of operations or cash flows. While the Company believes that the Third Assessment is incorrect, there can be no assurance that SMART Brazil will prevail in the disputes.

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

The following table shows operating results net of inter-segment revenues, which, for the respective fiscal years, are not material to the financial statements (dollars in thousands):

	Fiscal Year Ended
	August 28, 2020
	Specialty Memory Products	Brazil Products	SCSS	Total
Net Revenue	$467,826	$389,411	$265,140	$1,122,377
Adjusted Gross Profit	80,859	70,707	70,834	222,400
Adjusted Gross Margin	17%	18%	27%	20%

	Fiscal Year Ended
	August 30, 2019
	Specialty Memory Products	Brazil Products	SCSS	Total
Net Revenue	$458,946	$536,495	$216,558	$1,211,999
Adjusted Gross Profit	109,058	93,115	38,656	240,829
Adjusted Gross Margin	24%	17%	18%	20%

	Fiscal Year Ended
	August 31, 2018
	Specialty Memory Products	Brazil Products	SCSS	Total
Net Revenue	$438,446	$797,849	$52,526	$1,288,821
Adjusted Gross Profit	96,961	190,127	6,470	293,558
Adjusted Gross Margin	22%	24%	12%	23%

Adjusted Gross Profit and Adjusted Gross Margin excludes share-based compensation (see Note 1(q)), intangible amortization (see Note 1(l)) and corporate expenses ($0.2 million, $0.2 million and $0 for fiscal 2020, 2019 and 2018, respectively). Fiscal 2018 does not include SMART EC and SMART Wireless.

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, and property and equipment by geographic area is as follows (in thousands):

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Geographic Net Sales:
U.S.	$477,975	$383,316	$203,410
Brazil	390,021	536,510	798,257
Asia	185,383	214,530	227,216
Europe	37,758	42,497	30,137
Other Americas	31,240	35,146	29,801
Total	$1,122,377	$1,211,999	$1,288,821

	August 28,	August 30,
	2020	2019
Property and Equipment, Net:
U.S.	$11,635	$8,801
Brazil	30,648	49,221
Malaysia	10,209	8,186
Other	2,213	2,137
Total	$54,705	$68,345

(12)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Fiscal Year Ended
	August 28, 2020		August 30, 2019		August 31, 2018
	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales
Customer A(1)	$189,749	17%	$219,677	18%	$434,438	34%
Customer B(2)	124,216	11%	—	—	—	—
Customer C(1)	—	—	162,273	13%	143,367	11%
Customer D(2)	—	—	139,349	11%	158,172	12%
Customer E(2)	—	—	—	—	128,848	10%
	$313,965	28%	$521,299	42%	$864,825	67%

(1)	Brazil Products customer
(2)	Specialty Memory Products customer

As of August 28, 2020, two direct customers that represented less than 10% of net sales, Customers F and G, accounted for approximately 19% and 15% of accounts receivable, respectively. As of August 30, 2019, three direct customers that represented less than 10% of net sales, Customers F, G and H, accounted for approximately 15%, 12% and 15% of accounts receivable, respectively.

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

As the Company has the intent and ability to settle the aggregate principal amount of the Notes plus any accrued and unpaid interest in cash and any excess in the Company’s ordinary shares, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. In order to compute the dilutive effect, the number of shares included in the denominator of diluted net income per share is determined by dividing the conversion spread value of the “in-the-money” Notes by the Company’s average share price during the period and including the resulting share amount in the diluted net income per share denominator. The conversion spread will have a dilutive impact on net income per ordinary share when the average market price of the Company’s ordinary shares for a given period exceeds the conversion price of $40.61 per share for the Notes.

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

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Numerator:
Net income (loss)	$(1,143)	$51,332	$119,463
Denominator:
Weighted average shares outstanding:
Basic	23,994	22,959	22,051
Diluted	23,994	23,468	23,119
Earnings per share:
Basic	$(0.05)	$2.24	$5.42
Diluted	$(0.05)	$2.19	$5.17
Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	7,489	1,549	678

(14)	Other Expense, Net

The following table provides the detail of other expense, net as follows (in thousands):

	Fiscal Year Ended
	August 28,	August 30,	August 31,
	2020	2019	2018
Foreign currency losses	$(3,408)	$(3,148)	$(13,227)
Loss on mark-to-market adjustment of the capped call	(7,719)	—	—
Loss on extinguishment of debt/revolver	(6,822)	—	—
Other	979	987	(72)
Total other expense, net	$(16,970)	$(2,161)	$(13,299)

(15)	Selected Quarterly Information (Unaudited)

The following tables set forth certain data from the Company's consolidated statements of operations for each of the quarters in fiscal 2020 and 2019.

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

	Three Months Ended
	Aug 28, 2020	May 29, 2020	Feb 28, 2020	Nov 30, 2019	Aug 30, 2019	May 31, 2019	Mar 1, 2019	Nov 30, 2018
		(unaudited, in thousands except per share amounts)
Net sales	$297,030	$281,287	$272,042	$272,018	$278,400	$235,657	$304,063	$393,879
Gross profit	$56,337	$54,233	$51,506	$54,320	$52,292	$43,035	$57,131	$82,069
Income from operations	$17,230	$10,064	$8,156	$5,881	$11,432	$7,399	$22,451	$47,799
Net income (loss)	$7,528	$825	$(9,720)	$224	$5,625	$1,945	$12,786	$30,976
Earnings per share
Basic	$0.31	$0.03	$(0.41)	$0.01	$0.24	$0.08	$0.56	$1.37
Diluted	$0.30	$0.03	$(0.41)	$0.01	$0.24	$0.08	$0.55	$1.33
Shares used in per share calculation
Basic	24,290	24,066	23,906	23,713	23,366	23,005	22,872	22,595
Diluted	24,839	24,431	23,906	24,286	23,825	23,330	23,359	23,257

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of June 8, 2018, by and among SMART Global Holdings, Inc., Glacier Acquisition Sub, Inc., Penguin Computing, Inc. and Fortis Advisors LLC	8-K	001-38102	2.1	6/11/2018
2.2	Stock Purchase Agreement, dated as of July 8, 2019, by and among Artesyn Embedded Computing, Inc., Pontus Intermediate Holdings II, LLC, Pontus Holdings, LLC and SMART Global Holdings, Inc.	8-K	001-38102	2.1	7/12/2019
3.1	Second Amended and Restated Memorandum and Articles of Association of SMART Global Holdings, Inc.	10-Q	001-38102	3.1	3/31/2020
4.1	Amended and Restated Sponsor Shareholders Agreement, dated as of May 30, 2017, by and among the Issuer, SLP III Cayman, SLTI III Cayman, SLS Cayman, SLTI Sumeru Cayman, Mr. Ajay B. Shah, Krishnan-Shah Family Partners, L.P., Fund No. 1, Krishnan-Shah Family Partners, L.P., Fund No. 3, Krishnan-Shah Family Partners, L.P., Fund No. 4, and The Ajay B. Shah and Lata K. Shah 1996 Trust u/a/d 5/28/1996	10-Q	001-38102	4.1	6/29/2017
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

		S-1/A	333-217539	4.5	5/22/2017
4.5	Amendment No. 2 to Investors Shareholders Agreement, by and among SMART Global Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P. and Silver Lake Technology Investors Sumeru Cayman, L.P., the Management Investors and the Warrant Investors	10-Q	001-38102	4.2	6/29/2017
4.6	Amendment No. 3 to Investors Shareholders Agreement, by and among SMART Global Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P., and Silver Lake Technology Investors Sumeru Cayman, L.P., the Management Investors and the Warrant Investors	8-K	001-38102	4.1	10/23/2017
4.7	Amendment No. 4 to Investors Shareholders Agreement, by and among SMART Global Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P., and Silver Lake Technology Investors Sumeru Cayman, L.P., the Management Investors and the Warrant Investors	8-K	001-38102	4.1	2/2/2018

4.8	Amendment No. 5 to Investors Shareholders Agreement dated as of June 20, 2018, by and among SMART Global Holdings, Inc., Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P., Silver Lake Technology Investors Sumeru Cayman, L.P., the Management Investors (as defined in the A&R Investors Shareholders Agreement) and the Warrant Investors.	10-Q	001-38102	10.1	6/21/2018
4.9	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-38102	4.9	11/06/2019
4.10	Indenture, dated as of February 11, 2020, between SMART Global Holdings, Inc. and US Bank National Association	8-K	001-38102	4.1	2/11/2020
4.11	Form of 2.25% Convertible Senior notes due 2026 (included as Exhibit A to Exhibit 4.10)	8-K	001-38102	4.2	2/11/2020
10.1*	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors	S-1/A	333-217539	10.1	5/11/2017
10.2*	SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan	10-Q	001-38102	10.1	6/29/2017
10.3*	Offer Letter by and between the Registrant and Mark Adams, dated August 12, 2020	8-K	001-38102	10.1	8/13/2020
10.4*	Amended and Restated Employment Agreement between SMART Modular Technologies, Inc. and Jack Pacheco, dated December 19, 2017	10-Q	001-38102	10.2	3/22/2018
10.5*	Severance and Change of Control Agreement, dated as of December 10, 2010, between SMART Modular Technologies (WWH), Inc. and Alan Marten	S-1	333-217539	10.5	4/28/2017
10.6*	Severance and Change of Control Agreement, dated as of August 28, 2020, between SMART Global Holdings, Inc. and Bruce Goldberg					X
10.7*	Severance and Change of Control Agreement, dated as of December 18, 2014, between SMART Modular Technologies (WWH), Inc. and KiWan Kim	S-1	333-217539	10.7	4/28/2017
10.8	Third Amended and Restated Credit Agreement, dated as of March 6, 2020, among SMART Modular Technologies (Global Memory Holdings), Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the Lender Parties thereto and Barclays Bank, PLC, as Administrative Agent	8-K	001-38102	10.1	3/11/2020

10.9	Master Guarantee Agreement, dated as of August 26, 2011, among SMART Modular Technologies (Global Memory Holdings), Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the subsidiary guarantors identified therein and JPMorgan Chase Bank, N.A. as Administrative Agent	S-1	333-217539	10.11	4/28/2017
10.10	Collateral Agreement, dated as of August 26, 2011, among SMART Modular Technologies, Inc., the other grantors party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent	S-1	333-217539	10.12	4/28/2017
10.11	Lease Agreement, dated as of February 18, 2009, between Newark Eureka Industrial Capital LLC and SMART Modular Technologies, Inc.	S-1	333-217539	10.17	4/28/2017
10.12	First Amendment to Lease Agreement, dated as of April 29, 2014, between Newark Eureka Industrial Capital LLC and SMART Modular Technologies, Inc.	S-1	333-217539	10.18	4/28/2017
10.13	Stock Purchase Agreement, dated as of July 2, 2013, among SMART Storage Systems (Global Holdings), Inc., SanDisk Corporation, SanDisk Manufacturing and solely for the purposes of Section 5.7(c), Section 5.8, Article VIII and Article IX, Saleen Holdings, Inc., Saleen Intermediate Holdings, Inc. and SMART Worldwide Holdings, Inc.	S-1/A	333-217539	10.20	5/22/2017
10.14	Lease Agreement between Regency Tasman Holdings, LLC and SMART Modular Technologies, dated October 8, 2020					X
10.15	Form of Confirmation for the Base Capped Call Transactions	8-K	001-38102	99.1	2/11/2020
10.16	Form of Confirmation for the Additional Capped Call Transactions	8-K	001-38102	99.2	2/11/2020
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART Global Holdings, Inc.
Dated: October 22, 2020
	By:	/s/ Mark Adams
	Name:	Mark Adams
	Title:	President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark Adams, Jack Pacheco and Bruce Goldberg, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Mark Adams	President and Chief Executive Officer (Principal Executive Officer and Director)	October 22, 2020
Mark Adams

/s/ Jack Pacheco	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 22, 2020
Jack Pacheco

/s/ Ajay Shah	Executive Chairman of the Board of Directors	October 22, 2020
/s/ Ajay Shah

/s/ Randy Furr	Director	October 22, 2020
Randy Furr

/s/ Kenneth Hao	Director	October 22, 2020
Kenneth Hao

/s/ Bryan Ingram	Director	October 22, 2020
Bryan Ingram

/s/ Sandeep Nayyar	Director	October 22, 2020
Sandeep Nayyar

/s/ Mukesh Patel	Director	October 22, 2020
Mukesh Patel

/s/ Maximiliane Straub	Director	October 22, 2020
Maximiliane Straub

/s/ Jason White	Director	October 22, 2020
Jason White