Form 10-Q
period 2020-11-27
SMART Global Holdings, Inc.
filed 2021-01-05
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2020

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

As of December 9, 2020, the registrant had 24,772,568 ordinary shares outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this report. These factors include, but are not limited to, the risks described under the caption “Risk Factors” in the documents we file from time to time with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for our fiscal year ended August 28, 2020, and in this report, and in Item 2 of Part I – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We make these forward-looking statements based upon information available on the date of this report, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART Global Holdings, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	November 27,	August 28,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$164,097	$150,811
Accounts receivable, net of allowances of $89 and $101 as of November 27, 2020 and August 28, 2020, respectively	212,886	215,918
Inventories	147,203	162,991
Prepaid expenses and other current assets	34,337	26,990
Total current assets	558,523	556,710
Property and equipment, net	60,045	54,705
Operating lease right-of-use assets	23,050	25,013
Other noncurrent assets	18,749	20,554
Intangible assets, net	52,258	55,671
Goodwill	72,100	73,955
Total assets	$784,725	$786,608
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$235,557	$224,660
Accrued liabilities	47,011	57,829
Total current liabilities	282,568	282,489
Long-term debt	197,634	195,573
Long-term operating lease liabilities	19,524	20,829
Other long-term liabilities	6,681	5,613
Total liabilities	$506,407	$504,504
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 24,759 and 24,419 as of November 27, 2020 and August 28, 2020, respectively	751	737
Additional paid-in capital	356,827	346,131
Accumulated other comprehensive loss	(244,764)	(228,241)
Retained earnings	165,504	163,477
Total shareholders’ equity	278,318	282,104
Total liabilities and shareholders’ equity	$784,725	$786,608

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	November 27,	November 29,
	2020	2019
Net sales (1)	$291,697	$272,018
Cost of sales	239,053	217,698
Gross profit	52,644	54,320
Operating expenses:
Research and development	6,964	14,886
Selling, general, and administrative	38,056	33,553
Total operating expenses	45,020	48,439
Income from operations	7,624	5,881
Interest expense, net	(3,154)	(4,492)
Other income (expense), net	832	(840)
Total other expense	(2,322)	(5,332)
Income before income taxes	5,302	549
Provision for income taxes	3,275	325
Net income	$2,027	$224
Earnings per share:
Basic	$0.08	$0.01
Diluted	$0.08	$0.01
Shares used in computing earnings per share:
Basic	24,561	23,713
Diluted	25,103	24,286

(1)	Includes sales to affiliates of $14,975 and $16,956 in the three months ended November 27, 2020 and November 29, 2019, respectively (see Note 3).

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended
	November 27,	November 29,
	2020	2019
Net income	$2,027	$224
Other comprehensive loss:
Foreign currency translation	(16,523)	(10,244)
Comprehensive loss	$(14,496)	$(10,020)

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Retained	shareholders’
	Shares	Amount	capital	loss	earnings	equity
Balances as of August 30, 2019	23,617	$712	$285,994	$(177,866)	$164,620	$273,460
Share-based compensation expense	—	—	5,956	—	—	5,956
Issuance of ordinary shares from exercises	86	2	1,164	—	—	1,166
Issuance of ordinary shares from release of restricted stock units (RSUs)	69	2	(2)	—	—	—
Issuance of ordinary shares from employee share purchase plan (ESPP)	67	2	1,240	—	—	1,242
Effect of adopting ASC 606	(1)	—	(20)	—	—	(20)
Foreign currency translation	—	—	—	(10,244)	—	(10,244)
Net income	—	—	—	—	224	224
Balances as of November 29, 2019	23,838	$718	$294,332	$(188,110)	$164,844	$271,784

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Retained	shareholders’
	Shares	Amount	capital	loss	earnings	equity
Balances as of August 28, 2020	24,419	$737	$346,131	$(228,241)	$163,477	$282,104
Share-based compensation expense	—	—	11,088	—	—	11,088
Issuance of ordinary shares from exercises	59	2	1,335	—	—	1,337
Issuance of ordinary shares from release of RSUs	332	9	(9)	—	—	—
Withholding tax on RSUs	(139)	—	(3,483)	—	—	(3,483)
Issuance of ordinary shares from ESPP	88	3	1,765	—	—	1,768
Foreign currency translation	—	—	—	(16,523)	—	(16,523)
Net income	—	—	—	—	2,027	2,027
Balances as of November 27, 2020	24,759	$751	$356,827	$(244,764)	$165,504	$278,318

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	November 27,	November 29,
	2020	2019
Cash flows from operating activities:
Net income	$2,027	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,367	9,544
Share-based compensation	11,088	5,956
Provision for doubtful accounts receivable and sales returns	(9)	73
Deferred income tax benefit	222	(970)
Gain on disposal of property and equipment	(5)	(42)
Amortization of debt discounts and issuance costs	2,116	734
Amortization of operating lease right-of-use assets	1,413	1,114
Changes in operating assets and liabilities:
Accounts receivable	(1,930)	(13,688)
Inventories	12,919	(42,206)
Prepaid expenses and other assets	(9,277)	5,110
Accounts payable	18,022	60,438
Operating lease liabilities	(1,504)	(1,082)
Accrued expenses and other liabilities	(7,880)	62
Net cash provided by operating activities	35,569	25,267
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(14,644)	(5,158)
Proceeds from sale of property and equipment	16	42
Net cash used in investing activities	(14,628)	(5,116)
Cash flows from financing activities:
Long-term debt payments - BNDES	—	(6,435)
Proceeds from borrowings under revolving line of credit	19,500	12,500
Repayments of borrowings under revolving line of credit	(19,500)	(12,500)
Proceeds from issuance of ordinary shares from share option exercises	1,337	1,166
Proceeds from issuance of ordinary shares from ESPP	1,768	1,242
Tax payments due upon issuance of ordinary shares for release of RSUs	(3,483)	(20)
Net cash used in financing activities	(378)	(4,047)
Effect of exchange rate changes on cash and cash equivalents	(7,277)	(2,854)
Net increase in cash and cash equivalents	13,286	13,250
Cash and cash equivalents at beginning of period	150,811	98,139
Cash and cash equivalents at end of period	$164,097	$111,389
Supplemental disclosures of cash flow information:
Cash paid during the period:
Cash paid for interest	$—	$4,696
Cash paid for income taxes, net of refunds	1,888	914
Noncash activities information:
Capital expenditures included in accounts payable at period end	424	1,335

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company, through its subsidiaries, is a leading designer and manufacturer of electronic products focused on computing and memory technology areas. The Company specializes in application specific product development and support for customers in enterprise, government and original equipment manufacturer, or OEM, markets. Customers rely on SMART as a strategic supplier with top tier customer service, product quality, and technical support with engineering, sales, manufacturing, supply chain and logistics capabilities worldwide. The Company targets customers in markets such as communications, storage, networking, mobile, industrial automation, industrial internet of things, government, military, edge computing and high performance computing.  The Company operates in three segments: Specialty Memory Products, Brazil Products and Specialty Compute and Storage Solutions, or SCSS.

SMART Global Holding is domiciled in the Cayman Islands and has U.S. headquarters in Newark, California. The Company has operations in the United States, Brazil, Malaysia, Taiwan, Hong Kong, Scotland, Singapore, India, Netherlands, Germany and South Korea.

(b)	Basis of Presentation

The accompanying condensed consolidated financial statements comprise SMART Global Holdings and its wholly owned subsidiaries. Intercompany transactions have been eliminated in the condensed consolidated financial statements.

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The three months ended November 27, 2020 and November 29, 2019 were both 13-week fiscal periods.

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from the estimates made by management. Significant items subject to such estimates and assumptions include the evaluation of the fair value of the Company's reporting units (as part of the Company’s goodwill impairment), accounting for the allocation of convertible debt between equity and debt, the useful lives of long-lived assets, the valuation of deferred tax assets, inventory and contingent consideration in business acquisitions, share-based compensation, the estimated net realizable value of Brazilian tax and financial credits, income tax uncertainties and other contingencies.

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

Gross Billings and Net Sales

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended
	November 27,	November 29,
	2020	2019
Service revenue, net	$6,495	$7,941
Cost of purchased materials - service (1)	131,524	146,025
Gross billings for services	138,019	153,966
Product net sales	285,202	264,077
Gross billings to customers	$423,221	$418,043
Product net sales	$285,202	$264,077
Service revenue, net	6,495	7,941
Net sales	$291,697	$272,018

(1)	Represents material procurement costs of products provided as an agent reported on a net basis.

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

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract assets represent amounts recognized as revenue for which the Company does not have the unconditional right to consideration. All contract assets represent amounts related to invoices expected to be issued during the next 12-month period and are recorded as prepaid expenses and other current assets. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and are allocated between accrued liabilities and other long-term liabilities on our condensed consolidated balance sheet based on the timing of when the customer takes control of the asset or receives the benefit of the service. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. Changes in the accounts receivable, contract assets and the deferred revenues balances during the three months ended November 27, 2020 are as follows (in thousands):

	November 27, 2020	August 28, 2020	$ Change
Accounts receivable	$212,886	$215,918	$(3,032)
Contract assets	$1,392	$5,068	$(3,676)
Deferred revenue	$16,271	$20,124	$(3,853)

The decrease in contract assets from $5.1 million as of August 28, 2020 to $1.4 million as of November 27, 2020 was primarily driven by billing amounts previously recorded as contract assets as of August 28, 2020. During the three months ended November 27, 2020, $6.1 million of revenue recognized was included in the deferred revenue balance at the beginning of the period, which was partially offset by additional deferrals during the period.

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

Remaining performance obligations represent contracted revenue related to support services that have not yet been recognized. The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

November 27, 2020
Within 1 year	$12,206
2-3 years	3,117
Thereafter	948
$16,271

(e)	Cash and Cash Equivalents

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

The Company records the assets or liabilities associated with derivative instruments at fair value based on Level 2 inputs in prepaid expenses and other current assets and accrued liabilities, respectively, in the condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 4 for further details.

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

For the three months ended November 27, 2020 and November 29, 2019, the Company recognized financial credits under PADIS totaling $7.9 million and $0, respectively, which are reported under research and development as a reduction of expense on the condensed consolidated statements of operations. As of November 27, 2020, unused financial credits totaling $13.4 million are reported under prepaid expenses and other current assets, and are expected to be applied against future taxes.

Prepaid State Value-Added Taxes (ICMS)

Since 2004, the Sao Paulo State tax authorities have granted SMART Brazil a tax benefit to defer and eventually eliminate the payment of ICMS levied on certain imports from independent suppliers. This benefit, known as an ICMS Special Tax Regime, is subject to renewal every two years. When the then current ICMS Special Tax Regime expired on March 31, 2010, SMART Brazil timely applied for a renewal of the benefit, however, the renewal was not granted until August 4, 2010.

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

As of November 27, 2020, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$17.6 million (or $3.0 million), of which (i) R$0.4 million (or $0.1 million) are fully vested ICMS credits, classified as prepaid and other current assets and R$17.1 million (or $3.0 million) are fully vested ICMS credits, classified as other noncurrent assets and (ii) R$0.1 million (or $0) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets. As of August 28, 2020, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$21.2 million (or $4.1 million), of which (i) R$19.6 million (or $3.8 million) are fully vested ICMS credits, classified as other noncurrent assets and (ii) R$1.6 million (or $0.3 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.7 million or $0.1 million) and other noncurrent assets (R$0.9 million or $0.2 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2021 through fiscal 2023. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.

In April and June 2016, the Company filed cases with the State of Sao Paulo tax authorities to seek approval to sell these excess ICMS credits. In December 2017, the Company obtained approval to sell R$31.6 million (or $5.5 million) of its ICMS credits.  Once approved, sale of ICMS credits usually take several months to complete and typically incur a discount to the face amount of the credits sold, as well as fees for the arrangers of these sales which together aggregate 10% to 15% of the face amount of the credits being sold. Once the sale is complete, the tax authorities usually approve the transfer of credits in monthly installments and the proceeds resulting from the sale of the aforementioned credits shall be received by the Company accordingly. The Company has recorded valuation adjustments for the estimated discount and fees that the Company will need to offer in order to sell the ICMS credits. To adapt to the market, in the fourth quarter of fiscal 2020, the Company reassessed the discount rate for the sale of the ICMS credits to other companies, adjusting it to 22%, resulting in a charge of R$5.9 million (or $1.1 million) on the condensed consolidated statements of operations. In the first quarter of fiscal 2021, the Company further adjusted the discount rate to 26%, resulting in a charge of R$1.2 million (or $0.2 million).

In the first quarter of fiscal 2019, the Company sold R$17.7 million (or $3.1 million) of its ICMS credits that had been approved to be sold in December 2017. The payments were received in 22 installments starting in the second quarter of fiscal 2019 through fiscal 2020, or R$10.0 million (or $1.7 million) and R$7.7 million (or $1.3 million) in fiscal 2019 and 2020, respectively, thus finalizing the receipt of all installments of the contract.

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

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. There were no events which required additional impairment in the three months ended November 27, 2020.

When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its carrying value. If the fair value of the reporting unit is determined to be more than its carrying value, no goodwill impairment is recognized. The Company determines the fair value of the Company's reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. No impairment of goodwill was recognized through November 27, 2020.

The changes in the carrying amount of goodwill during the three months ended November 27, 2020 and fiscal 2020 are as follows (in thousands):

	Specialty Memory Products	Brazil Products	SCSS	Total
Balance as of August 30, 2019	$14,720	$26,029	$40,674	$81,423
Provisional adjustment from business acquisition (see Note 2)	—	—	(273)	(273)
Translation adjustments	—	(7,195)	—	(7,195)
Balance as of August 28, 2020	14,720	18,834	40,401	73,955
Translation adjustments	—	(1,855)	—	(1,855)
Balance as of November 27, 2020	$14,720	$16,979	$40,401	$72,100

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of November 27, 2020 and August 28, 2020 (dollars in thousands):

		November 27, 2020			August 28, 2020
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	4 - 7	$52,300	$(15,184)	$37,116	$52,300	$(12,899)	$39,401
Trademarks/tradename	5 - 7	13,100	(4,576)	8,524	13,100	(4,095)	9,005
Technology	4	10,350	(3,732)	6,618	10,350	(3,085)	7,265
Backlog	< 1	400	(400)	—	400	(400)	—
Total		$76,150	$(23,892)	$52,258	$76,150	$(20,479)	$55,671

Amortization expense related to intangible assets totaled approximately $3.4 million for both the three months ended November 27, 2020 and November 29, 2019. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Three Months Ended
	November 27,	November 29,
	2020	2019
Amortization of intangible assets classification (in thousands):
Cost of sales	$647	$647
Selling, general and administrative	2,766	2,766
Total	$3,413	$3,413

Estimated amortization expense of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Amount
Fiscal year ending November:
Remainder of fiscal 2021	$10,240
2022	13,204
2023	12,443
2024	9,092
2025 and thereafter	7,279
Total	$52,258

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized during the three months ended November 27, 2020 and November 29, 2019.
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

During the three months ended November 27, 2020 and November 29, 2019, the Company recorded $0.6 million and ($0.9) million, respectively, of foreign exchange gains (losses) primarily related to its Brazilian operating subsidiaries.

(q)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their statements of operations all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Three Months Ended
	November 27,	November 29,
	2020	2019
Share-based compensation expense by category (in thousands):
Cost of sales	$838	$730
Research and development	778	744
Selling, general and administrative	9,472	4,482
Total	$11,088	$5,956

(r)	Loss Contingencies

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

The Company relies on three suppliers for the majority of its raw materials. At November 27, 2020 and August 28, 2020, the Company owed these three suppliers $127.2 million and $133.3 million, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases from these suppliers during both the three months ended November 27, 2020 and November 29, 2019 were $0.2 billion.
(u)	New Accounting Pronouncements

In August 2020, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Board decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. The Company will not adopt this standard before the fiscal year in which it becomes effective. The Company is currently evaluating the impact of ASU 2019-12 on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The Company adopted the new standard effective August 29, 2020 using the modified-retrospective approach. Upon adoption, there was no impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements, among other things. ASU 2016-02 is effective for annual reporting periods and interim periods within those years, beginning after December 15, 2018. Effective August 31, 2019, the Company adopted Topic 842, using the modified retrospective transition approach. The Company applied the new guidance to all leases existing as of the date of adoption. The Company’s reported results beginning in fiscal 2020 reflect the application of Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with its historical accounting under Topic 840.

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

During fiscal 2020, the Company recorded restructuring charges amounting to $3.5 million, composed of $2.7 million of asset impairment, $0.4 million of deferred ICMS taxes related to impaired assets, and $0.4 million accrued for contract termination costs. As of November 27, 2020, $0.4 million of contract termination costs have yet to be paid. The Company does not expect additional costs to be incurred before completion of the restructuring efforts. The Company anticipates completion of these restructuring efforts, including payment on all outstanding amounts to be complete by January 2021.

(2)	Business Acquisitions

Fiscal Year 2021

CreeLED, Inc. (SGH-CreeLED)

On October 18, 2020, SMART Global Holdings and CreeLED, Inc. (formerly known as Chili Acquisition, Inc.), a wholly owned subsidiary of SMART Global Holdings (collectively with SMART Global Holdings and other subsidiaries of SMART Global Holdings that may receive some assets in connection with this transaction, SGH-CreeLED), entered into an Asset Purchase Agreement (the CreeLED Purchase Agreement) with Cree, Inc., a North Carolina corporation (Cree).  As of November 27, 2020, the transaction, which was approved by both SMART Global Holdings’ Board of Directors and Cree’s Board of Directors, is targeted to close in the next 65 to 95 days, subject to customary closing conditions.

Pursuant to the CreeLED Purchase Agreement, Cree will sell to SGH-CreeLED, and SGH-CreeLED will (i) purchase from Cree, (a) certain equipment, inventory, intellectual property rights, contracts, and real estate comprising Cree’s LED Products business, which consists of LED chips and LED components, (b) all of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited, a limited liability company organized under the laws of the People’s Republic of China and an indirect wholly owned subsidiary of Cree, and (c) Cree’s ownership interest in Cree Venture LED Company Limited, Cree’s joint venture with San’an Optoelectronics Co., Ltd. (collectively, the LED Business); and (ii) assume certain liabilities related to the LED Business (collectively (i) and (ii), the Transaction).  Cree will retain certain assets used in and pre-closing liabilities associated with the LED Business.

The purchase price for the LED Business consists of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to Cree by SMART Global Holdings in the amount of $125 million (the Purchase Price Note), (iii) the potential to receive an earn-out payment of up to $125 million based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing (the Earnout Period), also payable in the form of an unsecured promissory note issued by SMART Global Holdings (the Earnout Note), and (iv) the assumption of certain liabilities. The Purchase Price Note and the Earnout Note, if earned and issued, will accrue interest at a rate of three-month LIBOR plus 3.0% payable interest only every three months with one bullet payment of principal and all accrued and unpaid interest payable on each note’s maturity date. The Purchase Price Note will mature on August 15, 2023, and the Earnout Note, if issued, will mature on the third anniversary of the completion of the Earnout Period.

In connection with the Transaction, Cree and SGH-CreeLED will also enter into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, (ii) a Transition Services Agreement, (iii) a Wafer Supply and Fabrication Services Agreement, and (iv) a Real Estate License Agreement.

The CreeLED Purchase Agreement contains customary representations, warranties and covenants, including covenants to cooperate in seeking regulatory approvals.  The Purchase Agreement also requires each of Cree and SGH-CreeLED to indemnify the other party for certain damages that the indemnified party may suffer following the closing of the Transaction.

The Transaction is subject to the satisfaction or waiver of a number of customary closing conditions.

The CreeLED Purchase Agreement provides for customary termination rights and also provides that, in the event the CreeLED Purchase Agreement is terminated in connection with certain specified regulatory-related circumstances, SMART Global Holdings may be required to pay Cree a termination fee of $4 million.

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

Under the acquisition method of accounting, the assets acquired and liabilities assumed of SMART EC were recorded as of the acquisition date at their respective fair values. The reported consolidated financial condition after completion of the acquisition reflects these fair values. SMART EC’s results of operations are included in the condensed consolidated financial statements from the date of acquisition.

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

During fiscal 2019, the Company adjusted the contingent consideration to its current fair value with such changes recognized in income from operations. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the gross revenue target. As of November 27, 2020 and August 28, 2020, the fair value of the contingent consideration was $0.

A reconciliation of net cash exchanged in accordance with the Artesyn SPA to the total purchase price as of the closing date of the transaction, July 8, 2019, is presented below (in thousands):

	Previously Reported	Purchase Price Allocation Measurement period adjustment	As Adjusted
Net cash for merger	$74,358	$—	$74,358
Cash and cash equivalents acquired	37	—	37
Upfront payment in accordance with agreement	74,395	—	74,395
Post-closing adjustments in accordance with agreement	558	(234)	324
Total consideration	74,953	(234)	74,719
Estimated fair value of contingent consideration	2,700	-	2,700
Total purchase price	$77,653	$(234)	$77,419

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

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in our Form 10-K for the fiscal 2019. The measurement period adjustment, as recognized in the fourth quarter of fiscal 2020, is related to the finalization of the net working capital adjustment. We do not believe that the measurement period adjustments had a material impact on our condensed consolidated statements of operations, balance sheets or cash flows in any periods previously reported. The final determination of the fair values were completed within the measurement period of up to one year from the acquisition date, and adjustments to provisional amounts that were identified during the measurement period were recorded in the reporting period in which the adjustment was determined.

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

During fiscal 2020 and 2019, the Company incurred certain costs related to the acquisition, which are included in selling, general and administrative expense in the condensed consolidated statements of operations, these merger-related costs included professional fees in the amounts of $0.6 million and $1.0 million, respectively.

The revenue and net income earned by SMART EC following the acquisition are not material to the Company’s condensed consolidated results of operations for fiscal 2019.

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

Under the acquisition method of accounting, the assets acquired and liabilities assumed of SMART Wireless were recorded as of the acquisition date at their respective fair values. The reported condensed consolidated financial condition after completion of the acquisition reflects these fair values. SMART Wireless’ results of operations are included in the condensed consolidated financial statements from the date of acquisition.

A reconciliation of net cash exchanged in accordance with the Inforce Merger Agreement to the total purchase price as of the closing date of the transaction, July 9, 2019, is presented below (in thousands):

	Previously Reported	Purchase Price Allocation Measurement period adjustment	As Adjusted
Net cash for merger	$1,581	$—	$1,581
Cash and cash equivalents acquired	1,576	—	1,576
Upfront cash payment	3,157	—	3,157
Upfront shares issued	9,167	—	9,167
Upfront consideration in accordance with agreement	12,324	—	12,324
Purchase price holdback - cash due to pre-closing holders	413	—	413
Purchase price holdback - shares due to pre-closing holders	1,618	—	1,618
Post-closing adjustments in accordance with agreement	285	(39)	246
Total purchase price	$14,640	$(39)	$14,601

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

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in our Form 10-K for the fiscal 2019. The measurement period adjustment, as recognized in the fourth quarter of fiscal 2020, is related to the finalization of the net working capital adjustment. We do not believe that the measurement period adjustments had a material impact on our condensed consolidated statements of operations, balance sheets or cash flows in any periods previously reported. The final determination of the fair values were completed within the measurement period of up to one year from the acquisition date, and adjustments to provisional amounts that were identified during the measurement period were recorded in the reporting period in which the adjustment was determined.

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

During fiscal 2020 and 2019, the Company incurred certain costs related to the acquisition, which are included in selling, general and administrative expense in the condensed consolidated statements of operations, these merger-related costs included professional fees in the amounts of $0.2 million and $0.5 million, respectively.

The revenue and net income earned by SMART Wireless following the acquisition are not material to the Company’s condensed consolidated results of operations for fiscal 2019.

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

Results of operations of the businesses acquired have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. The revenue and net income earned by the businesses acquired following the acquisition are not material to our condensed consolidated results of operations.

No pro forma financial information is presented for any of the acquisitions in fiscal 2019 as the impact is not material, individually or in the aggregate, to the Company’s condensed consolidated statements of operations.

(3)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Three Months Ended
	November 27,	November 29,
	2020	2019
Affiliates:
Net sales	$14,975	$16,956

As of November 27, 2020 and August 28, 2020, amounts due from these affiliates were $5.0 million and $6.5 million, respectively.

On July 9, 2019, SMART Wireless became a wholly-owned subsidiary of the Company (see Note 2). Included in the selling shareholders of this acquisition were the Company’s former CEO and two members of the Company’s Board of Directors, who became entitled to receive in the aggregate 397,407 SGH common shares valued at $9.5 million (consisting of 337,692 shares issued upon closing and 59,715 shares that were subject to the Holdback which were issued and paid in the fourth quarter of 2020).

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

Foreign exchange forward contracts outstanding at November 27, 2020 are not designated as hedging instruments for hedge accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated forward contracts are reported in other income, net in the condensed consolidated statements of operations. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income, net.

As of November 27, 2020, the Company’s non-designated forward contacts resulted in a $2.1 million derivative asset.  As of August 28, 2020, the Company’s non-designated forward contracts resulted in a $0.1 million derivative asset and a $0.9 million derivative liability. For the three months ended November 27, 2020, the Company recognized realized gains in the amount of $2.4 million, and net unrealized gains on the change in the fair value of the non-designated forward contracts in the amount of $2.9 million.

For the three months ended November 29, 2019, the Company recognized realized losses in the amount of $0.8 million, and net unrealized losses on the change in the fair value of the non-designated forward contracts in the amount of $0.8 million.

(5)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	November 27,	August 28,
	2020	2020
Raw materials	$86,330	$89,943
Work in process	18,907	16,672
Finished goods	41,966	56,376
Total inventories*	$147,203	$162,991

*	As of November 27, 2020 and August 28, 2020, 11% and 17%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	November 27,	August 28,
	2020	2020
Financial credits*	$13,421	$6,359
Prepayment for VAT and other transaction taxes	3,163	2,119
Unbilled service receivables	2,491	1,265
Contract assets**	1,392	5,068
Prepaid income taxes	1,343	1,201
Prepaid R&D expenses	1,336	1,865
Other prepaid expenses and other current assets	11,191	9,113
Total prepaid expenses and other current assets	$34,337	$26,990

*	See Note 1(i).
**	See Note 1(d).

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	November 27,	August 28,
	2020	2020
Office furniture, software, computers and equipment	$25,092	$21,528
Manufacturing equipment	113,176	113,035
Leasehold improvements*	26,614	27,706
	164,882	162,269
Less accumulated depreciation and amortization	104,837	107,564
Net property and equipment	$60,045	$54,705

*	Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment during the three months ended November 27, 2020 and November 29, 2019 was approximately $5.0 million and $6.1 million, respectively,

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	November 27,	August 28,
	2020	2020
Deposits on equipment	$7,901	$8,170
Prepaid ICMS taxes in Brazil*	2,968	3,976
Deferred tax asset	2,932	3,450
Prepaid R&D expense	1,090	1,356
Other	3,858	3,602
Total other noncurrent assets	$18,749	$20,554

*	See Note 1(i).

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 27,	August 28,
	2020	2020
Accrued employee compensation	$15,152	$16,862
Deferred revenue	12,206	17,264
Current portion of lease liabilities	4,554	5,304
VAT and other transaction taxes payable	3,773	6,143
Income taxes payable	1,860	1,352
Customer deposits	1,631	3,917
Accrued warranty reserve	1,261	1,316
Other accrued liabilities	6,574	5,671
Total accrued liabilities	$47,011	$57,829

Leases

The Company determines if an arrangement is a lease as well as the classification of the lease at inception for arrangements with an initial term of more than 12 months, and classifies it as either finance or operating.

Operating leases are recorded in operating lease right-of-use assets, net, accrued liabilities, and long-term lease liabilities on the Company’s condensed consolidated balance sheets. For operating leases of buildings, the Company accounts for non-lease components, such as common area maintenance, as a component of the lease, and include it in the initial measurement of the Company’s operating lease assets and corresponding liabilities. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.

The Company does not have financing leases as of November 27, 2020.

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

The components of lease costs are as follows (in thousands):

	Three Months Ended
	November 27, 2020	November 29, 2019
Operating lease cost	$1,539	$1,458
Variable lease cost	272	167
Short-term lease cost	58	134
Total lease costs	$1,869	$1,759
Weighted-average remaining lease term	7.6 years	8.0 years
Weighted-average discount rate	8.1%	8.2%

Future minimum undiscounted payments under the Company’s non-cancelable operating leases were as follows as of November 27, 2020 (in thousands):

Fiscal year ending August:	Amount
Remainder of 2021	$5,185
2022	4,808
2023	4,012
2024	3,529
2025 and thereafter	17,297
Total	34,831
Less Short-term lease commitments	(177)
Less imputed interest	(10,576)
Present value of total lease liabilities	$24,078

As of November 27, 2020, the Company has additional operating lease commitments of approximately $5.8 million on an undiscounted basis for an office building lease that has not yet commenced. This operating lease is expected to commence in April 2021 with a lease term of 10.4 years.

Right-of-use assets obtained in exchange for new operating lease liabilities for the three months ended November 27, 2020 and November 29, 2019 amounted to $0.1 million and $4.7 million, respectively.

(6)	Income Taxes

Provision for income taxes for the three month periods presented consisted of the following (in thousands):

	Three Months Ended
	November 27,	November 29,
	2020	2019
Provision for income taxes	$3,275	$325

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three months ended November 27, 2020 increased by $3.0 million as compared to the same period in the prior year, primarily due to the profits and related taxes in non-U.S. jurisdictions.

As of November 27, 2020, the Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

The holders of the Notes may convert their Notes at their option in the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ending on November 27, 2020 (and only during such fiscal quarter), if the last reported sale price per ordinary share exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter;

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

The carrying value of the Notes is as follows (in thousands):

	November 27,	August 28,
	2020	2020
Principal	$250,000	$250,000
Unamortized debt discount	(46,746)	(48,586)
Unamortized issuance costs	(5,620)	(5,841)
Net carrying amount	$197,634	$195,573

As of November 27, 2020, the remaining life of the Notes was approximately 63 months. The unamortized debt discounts and unamortized debt issuance cost are amortized over the remaining useful life, using an effective interest rate of 7.06%.

As of November 27, 2020, the carrying value of the equity component was $50.8 million, net of the issuance costs of $1.7 million.

The following table sets forth the total interest expense recognized related to the Notes (in thousands):

Three Months Ended
November 27, 2020
Contractual interest expenses	$1,391
Amortization of debt discount	1,840
Amortization of debt issuance costs	221
Total interest cost recognized	$3,452

As of November 27, 2020 and August 28, 2020, the total estimated fair value for the Notes was determined to be $243.8 million and $221.5 million, respectively based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited trading activity.

There are no future minimum principal payments made under the Notes as of November 27, 2020, the full amount of $250.0 million is due in fiscal 2026.

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

In a meeting of the Company’s shareholders held on March 30, 2020, the holders of the Company’s ordinary shares voted in favor of a proposal to amend and restate the Company’s memorandum and articles of association to permit the Company to purchase or otherwise acquire its ordinary shares in such amounts and at such prices and at such time and from time to time as the Company’s board of directors may approve in the future. This amendment and restatement also enables the Company to utilize shares or cash, or any combination thereof, in order to settle the capped call transactions, which resulted in the reclassification of the related non-current derivative asset to additional paid in capital within Shareholders’ Equity in an amount equal to the fair value of the capped calls as of March 30, 2020. The fair value of the capped calls on March 30, 2020 was approximately $14.1 million.  The Company recognized a loss of approximately $7.7 million in fiscal 2020, due to remeasurement of the capped calls at fair value. These losses are included in the condensed consolidated statement of operations within Other expense, net.

Amended Credit Agreement

On August 9, 2017, SMART Worldwide, SMART Modular Technologies (Global), Inc. (Global), and SMART Modular Technologies, Inc. (SMART Modular) entered into a Second Amended and Restated Credit Agreement (together with all related loan documents, as amended from time to time including as amended by the Incremental Amendment as defined below, the Amended Credit Agreement) with certain lenders which amended and restated that certain Amended and Restated Credit Agreement dated as of November 5, 2016 (the ARCA), which had amended and restated that certain Credit Agreement dated as of August 26, 2011 (the Original Credit Agreement). The Company’s subsidiaries named as borrowers in the Amended Credit Agreement and certain other subsidiaries that entered into a guarantee with respect to the Amended Credit Agreement including Penguin, SMART EC and SMART Wireless, are collectively referred to as the Loan Parties and together with SMART Modular Technologies Sdn. Bhd. (SMART Malaysia), the Credit Group. The Amended Credit Agreement provides for $165 million of initial term loans (the Initial Term Loan) with a maturity date of August 9, 2022, and $50 million of revolving loans with a maturity date of February 9, 2021 (the Initial Revolver Maturity Date) which revolving loan maturity date automatically extends to February 9, 2022 if the total leverage ratio of the Credit Group is less than 3.0:1.0 on the Initial Revolver Maturity Date. SMART Global Holding is not a party to the Amended Credit Agreement.

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

Interest and Interest Rates. Loans under the Amended Credit Agreement accrue interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings is 6.25% and with respect to base rate borrowings is 5.25%. The interest rate on the Initial Term Loans and Incremental Term Loans was 8.16% was 8.14% through the second quarter of fiscal 2020, respectively.

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

Principal Payments. The Amended Credit Agreement requires quarterly repayments of principal under the Initial Term Loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter and, commencing on November 30, 2018, quarterly repayments of principal under the Incremental Term Loans equal to 2.5% of $60 million, or $1.5 million per fiscal quarter.  As a result of the Second Amendment, the borrowers were granted a holiday in fiscal 2019 from the obligation to make quarterly repayments of principal under the Initial Term Loans and the Incremental Term Loans. During the three months ended November 27, 2020 and November 29, 2019, the borrowers made scheduled principal payments of $0 and $5.6 million, respectively.

Prepayments. The borrowers have the right at any time to make optional prepayments of the principal amounts outstanding under the Amended Credit Agreement provided that prepayments of principal which are voluntary or will be made in connection with certain transactions were subject to prepayment premiums of 3%, 2%, and 1% during the first, second and third years, respectively, after the effective date of the Amended Credit Agreement.

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

As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019. No mandatory prepayments were required for the three months ended November 27, 2020 or for fiscal 2019.

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

As of November 27, 2020 and August 28, 2020, the outstanding principal balance of all term loans under the Amended Credit Agreement was $0 and there were no outstanding revolving loans.

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

As a result of the Third Amendment and Restated Credit Agreement, approximately $0.2 million was recognized as loss on extinguishment in Other expenses, net in fiscal 2020, which relates to costs from replacing one of the banks participating in the new credit agreement.

ABL Credit Agreement

On December 23, 2020, subsequent to the date of the balance sheet, SMART Modular, SMART EC, Penguin (Penguin together with SMART Modular and SMART EC, collectively the ABL Borrowers), certain other U.S. subsidiaries of the Company party thereto as guarantors (such other U.S. subsidiaries, together with the Borrowers, collectively the ABL Loan Parties) entered into a Loan, Guaranty and Security Agreement (the ABL Credit Agreement) with the financial institutions party to the ABL Credit Agreement from time to time as lenders (the ABL Lenders), and Bank of America, N.A., as administrative agent for the ABL Lenders.

The ABL Credit Agreement provides for a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $100 million. The ABL Borrowers have the option to increase the total commitments under the ABL Credit Agreement to $150 million, subject to certain conditions, including obtaining commitments from one or more lenders. The ABL Credit Agreement provides that up to $30 million of revolving credit facility is available for issuances of letters of credit, and allows for swingline loans in an amount not to exceed $15 million.

Availability of borrowings under the ABL Credit Agreement are based upon monthly (or, in certain cases, weekly) borrowing base certifications valuing eligible inventory and eligible accounts receivable, as reduced by certain reserves in effect from time to time.

Under the ABL Credit Agreement, loans bear interest at a rate per annum equal to either, at the ABL Borrowers’ option, a LIBOR rate or a base rate, in each case plus an applicable margin. The applicable margin is (i) 1.75% per annum with respect to LIBOR borrowings, and 0.75% per annum with respect to base rate borrowings when average daily Availability, as defined in the ABL Credit Agreement, is equal to or greater than $50 million, (ii) 2.00% per annum with respect to LIBOR borrowings, and 1.00% per annum with respect to base rate borrowings when average daily Availability is less than $50 million and greater than or equal to $35 million, and (iii) 2.25% per annum with respect to LIBOR borrowings, and 1.25% per annum with respect to base rate borrowings when average daily Availability is less than $35 million.

In addition to paying interest on outstanding principal, the ABL Borrowers are required to pay a monthly unused line fee of (a) 0.35%, if average daily Revolver Usage (as defined in the ABL Credit Agreement) was less than 50% of the Commitments (as defined in the ABL Credit Agreement) during the preceding calendar month, or (b) 0.25%, if average daily Revolver Usage was equal to or greater than 50% of the Commitments during such month.

The ABL Borrowers are not required to make any scheduled amortization payments. The principal amount outstanding under the ABL Credit Agreement will be due and payable in full and the Commitments available thereunder shall terminate, on December 23, 2023. The ABL Credit Agreement contains customary affirmative and negative covenants and restrictions typical for a financing of this nature that, among other things, restrict the ABL Loan Parties’ ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, enter into certain transactions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, and transfer and sell material assets and merge or consolidate. In the event that certain minimum availability thresholds are not met on the last day of any period of four fiscal quarters, the ABL Borrowers will be required to maintain (i) a minimum Borrower Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of not less than 1.0 to 1.0, and (ii) a minimum Global Fixed Charge Coverage Ratio (as defined in the ABL Credit Agreement) of not less than 1.0 to 1.0, in each case, as of such last day of any period of four fiscal quarters. Subject to the Intercreditor Agreement (as defined below), non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the ABL Credit Agreement becoming immediately due and payable and termination of the commitments available thereunder.

The ABL Credit Agreement is jointly and severally guaranteed on a senior basis by the ABL Loan Parties. In addition, the ABL Credit Agreement is secured by a pledge of the capital stock of, or equity interests in, the ABL Loan Parties and by substantially all of the assets of the ABL Loan Parties subject to customary exceptions. In connection with the ABL Credit Agreement, the ABL Loan Parties entered into a customary intercreditor agreement (the Intercreditor Agreement) in relation to the Third Amended and Restated Credit Agreement which Intercreditor Agreement governs how the collateral securing the respective obligations under the ABL Credit Agreement and the Third Amended and Restated Credit Agreement will be treated among the secured parties. Pursuant to the ABL Credit Agreement and Intercreditor Agreement, the obligations under the ABL Credit Agreement are secured by (1) a first-priority security interest, subject to certain customary exceptions, in assets held by the ABL Loan Parties consisting of accounts receivable, inventory and intangible assets to the extent attached to the foregoing, books and records related to the foregoing and the proceeds thereof, and (2) a second-priority security interest, subject to certain customary exceptions, in substantially all other present and future tangible and intangible assets held by the ABL Loan Parties and proceeds of the foregoing; and the obligations under the Third Amended and Restated Credit Agreement are secured by (1) a second-priority security interest, subject to certain customary exceptions, in assets held by the ABL Loan Parties consisting of accounts receivable, inventory and intangible assets to the extent attached to the foregoing, books and records related to the foregoing and the proceeds thereof, and (2) a first-priority security interest in, subject to certain customary exceptions, substantially all other present and future tangible and intangible assets held by the Loan Parties and proceeds of the foregoing.

FINEP Credit Agreement

In December 2020, subsequent to the date of the balance sheet, SMART Brazil entered into a credit facility with the Funding Authority for Studies and Projects, or FINEP, referred to as the FINEP Credit Agreement. FINEP is an organization of the Brazilian federal government under the Ministry of Science, Technology and Innovation, devoted to funding science and technology in the country. Under the FINEP Credit Agreement, a total of R$102.2 million (or $19.2 million) has been made available to SMART Brazil for investments in technology innovation projects that will be used in infrastructure and research and development conducted in Brazil  as well as for acquisitions of equipment.

Outstanding debt under the FINEP Credit Agreement accrues interest at a fixed rate of 2.8% per annum and the agreement includes an obligation to draw down the entire loan within specified periods of time or pay unused commitment fees of 0.1% per month. The agreement also includes an initial administration fee of 1.09%, which is deducted from each advance of funds under the loan agreement.

The FINEP Credit Agreement is a term loan payable interest only for the first 18 months then fully amortizing in 67 equal monthly installments of principal and interest beginning in August 2022 with the final payment of principal and all accrued and unpaid interest being due in January 2028.

Banco Votorantim S.A. and Banco Alfa de Investimento S.A. each guarantee 49% and 51% respectively of SMART Brazil’s obligations under the FINEP Credit Agreement which guarantees are backed by unsecured loan agreements with SMART Brazil and SMART do Brazil. The guarantees to FINEP need to be renewed annually. Banco Alfa de Investimento S.A. and Banco Votorantim S.A charge 1.3% and 1.7%, respectively per annum, on the aggregate of the total outstanding principal balance plus any amount remaining available to be borrowed under the FINEP Credit Agreement, plus commissions, administrative fees, interest and contractual penalties.

While the FINEP Credit Agreement does not include any financial covenants, it contains affirmative and negative covenants customary for loans of this nature, including, among other things, an obligation to comply with all laws and regulations; a right for FINEP to terminate the loan in the event of a change of effective control; and an obligation to inform FINEP about any filing of registration of intellectual property rights before the Brazilian Patent and Trademark Office, or INPI, that may result from usage of the funds, among others.

The first advance in the amount of R$60.7 million (or $10.5 million) was received on December 30, 2020.

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

The available debt under the BNDES 2014 Credit Agreement accrued interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal paid on July 15, 2020.

As of November 27, 2020 and August 28, 2020, SMART Brazil had no outstanding debt under both the BNDES 2013 and 2014 Credit Agreements.

While the BNDES Credit Agreements did not include any financial covenants, they contained affirmative and negative covenants customary for loans of this nature, including, among other things, an obligation to comply with all laws and regulations; a right for BNDES to terminate the loan in the event of a change of effective control; and a prohibition against the disposition or encumbrance, without BNDES consent, of intellectual property developed with the funds from the loans. The BNDES 2013 Credit Agreement included an obligation to draw down the entire loan within specified periods of time or pay unused commitment fees of 0.1% which unused commitment fees are no longer in effect. The BNDES 2014 Credit Agreement required a loan fee of 0.3% of the total face amount of the loan facility.

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

•

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets and liabilities. The Company’s Level 2 assets and liabilities include derivative financial instruments.

•	Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of November 27, 2020:
Assets
Cash and cash equivalents	$164.1	$—	$—	$164.1
Derivative financial instruments(1)	—	2.1	—	2.1
Total assets measured at fair value	$164.1	$2.1	$—	$166.2
Balances as of August 28, 2020:
Assets
Cash and cash equivalents	$150.8	$—	$—	$150.8
Derivative financial instruments(1)	—	0.1	—	0.1
Total assets measured at fair value	$150.8	$0.1	$—	$150.9
Liabilities
Derivative financial instruments(2)	$—	$0.9	$—	$0.9
Total liabilities measured at fair value	$—	$0.9	$—	$0.9

(1)	Included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets - see Note 4.
(2)	Included in accrued liabilities on the Company's condensed consolidated balance sheets - see Note 4.

(9)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which was amended and restated as of May 18, 2017 to be known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan. On January 29, 2019, the shareholders approved an amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (as amended, the SGH Plan) which amendment increased the reserve under the SGH Plan by 1,500,000 shares effective as of February 1, 2019. The SGH Plan provides for grants of equity awards to employees, directors and consultants of SMART Global Holdings and its subsidiaries. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. The options and RSUs generally vest over a four-year period beginning on the grant date and generally have a ten-year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of November 27, 2020, there were 5,173,251 ordinary shares reserved for issuance under the SGH Plan, of which 1,394,395 ordinary shares were available for grant. As of August 28, 2020, there were 4,545,631 ordinary shares reserved for issuance under the SGH Plan, of which 1,432,721 ordinary shares were available for grant.

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

The following assumptions were used to value the Company’s stock options:

	Three Months Ended
	November 27,	November 29,
	2020	2019
Stock options:
Expected term (years)	6.25	6.25
Expected volatility	52.07%	46.10%
Risk-free interest rate	0.49%	1.68%
Expected dividends	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining
		per share	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Options outstanding at August 28, 2020	2,109	$29.45	6.95	$7,225
Options granted	250	26.99
Options exercised	(59)	22.60
Options cancelled	(3)	15.51
Options outstanding at November 27, 2020	2,297	$29.38	7.01	$13,951
Options exercisable at November 27, 2020	968	$28.26	6.33	$7,393

In March 2018, the Company granted two performance-based stock options that contained a stock market index as a benchmark for performance (Market-Based Options). The share-based compensation expense for these options is recognized over the requisite service period by tranche. The exercisability of Market-Based Options will depend upon the 30-trading day rolling average closing price of Company’s ordinary shares. If the target price is not achieved by the end of 4th or 7th anniversary of the respective grant date, the options will expire. The fair value of Market-Based Options was determined by using a Monte Carlo valuation model, using the following assumptions: expected term (years) 1.10 – 4.00, expected volatility 46.29%, risk-free interest rate 2.75% and no expected dividend. One of the performance-based stock options was cancelled in November 2019, resulting in an additional $2.0 million share-based compensation expense recorded in the first quarter of fiscal 2020. In August 2020, the Company modified the remaining performance-based stock options to remove one of the service conditions to allow the continuation of vesting of the unvested options subject to the remaining service condition. This modification led to an updated fair value using the Monte Carlo valuation model for the Market-Based Options, with the following assumptions: expected volatility 56.07% and risk-free interest rate 0.34%. The modification of this option, as well as a time-based option also granted in March 2018, led to a reversal of $2.3 million share-based compensation expense in the fourth quarter of fiscal 2020.

The Black-Scholes weighted average fair value of options granted under the SGH Plan during the three months ended November 27, 2020 and November 29, 2019 was $13.30 and $11.85 per share, respectively.  The total intrinsic value of employee stock options exercised in the three months ended November 27, 2020 and November 29, 2019 was $0.4 million and $1.3 million, respectively.  As of November 27, 2020, there was approximately $11.7 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 2.14 years.

SGH Plan—Restricted Stock Awards (RSAs), Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)

A summary of the changes in RSAs and RSUs outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
	Shares	per share	value
Awards outstanding at August 28, 2020	1,273	$26.19	$31,721
Awards granted	548	20.81
Awards vested and released	(332)	26.05
Awards forfeited and cancelled	(7)	28.05
Awards outstanding at November 27, 2020	1,482	$24.23	$45,920

In May 2020, the Company granted a performance-based restricted share award (RSA) which has both service and performance conditions.  In October 2020, the Company modified this RSA, as well as another time-based RSA, to immediately vest and release; this resulted in an additional $5.8 million share-based compensation expense in the three months ended November 27, 2020.

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

The share-based compensation expense related to RSAs, RSUs and PSUs during the three months ended November 27, 2020 and November 29, 2019 was approximately $9.0 million and $1.9 million, respectively.  The total fair value of shares vested during the three months ended November 27, 2020 and November 29, 2019 was approximately $8.4 million and $2.1 million, respectively. As of November 27, 2020 , there was approximately $30.8 million of unrecognized compensation costs related to awards under the SGH Plan, which will be recognized over a weighted average period of 2.75 years.

Employee Stock Purchase Plan

In January 2018, the Company’s shareholders approved the SGH 2018 Employee Share Purchase Plan (the Purchase Plan) under which an aggregate of 650,000 of ordinary shares have been approved for issuance to eligible employees. The Purchase Plan generally permits employees to purchase ordinary shares at 85% of the lower of the fair market value of the ordinary shares at the beginning of the offering period or at the end of purchase period, which is generally six months. Rights to purchase ordinary shares are granted during the first and third quarter of each fiscal year.  The Purchase Plan terminates in January 2028. As of November 27, 2020, 353,334 ordinary shares have been purchased under the Purchase Plan and 896,666 ordinary shares are reserved for future purchases by eligible employees. As of August 28, 2020, 266,816 ordinary shares have been purchased under the Purchase Plan and 683,184 ordinary shares are reserved for future purchases by eligible employees.

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

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the three months ended November 27, 2020 and November 29, 2019 were approximately $0.7 million and $0.4 million, respectively.

(10)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases during the three months ended November 27, 2020 and November 29, 2019 was $1.9 million and $1.8 million, respectively.

(b)Product Warranty and Indemnities

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Three Months Ended
	November 27,	November 29,
	2020	2019
Beginning accrued warranty reserve	$1,316	$1,770
Warranty claims	(313)	(716)
Provision for product warranties	258	695
Ending accrued warranty reserve	$1,261	$1,749

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

Indemnification Claims by SanDisk

In August 2013, the Company completed the sale (the Sale) of substantially all of the business unit which was focused on solid state drives, to SanDisk Corporation (now a part of Western Digital). In connection with the Sale the sale agreement (Sale Agreement) contained certain indemnification obligations, including, among others, for losses arising from breaches of representations and warranties relating to the Sale. These indemnification obligations are subject to a number of limitations, including certain deductibles and caps and limited time periods for making indemnification claims. On August 21, 2014, SanDisk made a claim against the Company under the indemnification provisions of the Sale Agreement in connection with a lawsuit filed by Netlist, Inc. (Netlist) against SanDisk alleging that certain products sold in the Sale infringe various Netlist patents, which SanDisk in turn alleges would, if true, constitute a breach of representations and warranties under the Sale Agreement. Under the Sale Agreement, the Company’s

indemnification obligation in respect of intellectual property matters, such as those claimed by SanDisk, is subject to a deductible of approximately $1.8 million and a cap of $60.9 million. As required in the Sale Agreement, the SanDisk claim purported to include a preliminary good faith estimate of SanDisk’s alleged indemnifiable losses, which estimate was greater than the Sale Agreement cap for intellectual property matters. The Company believes that the allegations giving rise to the indemnification claim are without merit and the Company is disputing SanDisk’s claim for indemnification. In addition, there may be other grounds for the Company to dispute the indemnification claim and/or the amounts of any indemnifiable losses of SanDisk. On May 19, 2020 the court entered an order granting a joint stipulation of dismissal filed by Netlist and SanDisk. In November 2020, Western Digital made a request for reimbursement of legal fees in connection with this matter. The Company believes that this request is without merit.

(d)	Contingencies

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117 million (or $20.3 million) (the First Assessment). The First Assessment was from the federal tax authorities of Brazil and related to four taxes in connection with importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.0 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

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

On December 12, 2013, SMART Brazil received another notice of assessment in the amount of R$3.6 million (or $0.6 million) with respect to the same import-related tax issues and penalties discussed above for 2012 and 2013 (the Third Assessment). The Third Assessment does not seek import duties and related taxes on Dynamic Random Access Memory (DRAM) products and only seeks import duties and related taxes on Flash unmounted components with respect to the months of January 2012 to June 2012. This is because SMART Brazil’s imports of DRAM unmounted components were subject to 0%, and, after June 2012, SMART Brazil’s imports of Flash unmounted components became subject to 0% import duties and related taxes, both as a result of PADIS. Even with this 0%, if SMART Brazil is found to have used the incorrect product classification code, SMART Brazil will be subject to an administrative penalty equal to 1% of the value of the imports. SMART Brazil intends to vigorously fight this matter and has filed defenses to the Third Assessment. The Company believes that SMART Brazil used the correct product code on its imports and that the Third Assessment is incorrect.  Although SMART Brazil did not receive the Third Assessment until December 12, 2013, the Third Assessment was issued before the CARF decision in favor of SMART Brazil on the First Assessment as discussed above was published. On September 8, 2020, the first level administrative court unanimously ruled in favor of SMART Brazil with respect to the Third Assessment. Due to the size of the Third Assessment, Brazil law required that the tax authorities appeal the decision to CARF.

The amounts claimed by the tax authorities on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$5.7 million (or $1.0 million) as of November 27, 2020.

As a result of the CARF decisions in favor of SMART Brazil on the First Assessment and the Second Assessment, as well as the basis given by the tax authorities in favorable ruling on the Third Assessment, the Company believes that the probability of any material charges as a result of the Third Assessment is remote and the Company does not expect the resolution of this disputed assessment to have a material impact on its condensed consolidated financial position, results of operations or cash flows. While the Company believes that the Third Assessment is incorrect, there can be no assurance that SMART Brazil will prevail in the disputes.

(11)	Segment and Geographic Information

The Company’s chief operating decision-maker (CODM), the President and CEO, evaluates operating results to make decisions about allocating resources and assessing performance of the Company.  The Company operates in three segments consisting of Specialty Memory Products, Brazil Products and SCSS. These segments are determined based on source of revenue and geography.

The Company's CODM evaluates the operating results and performance of the segments based on gross profit and gross margin. The accounting policies and basis of presentation of the reportable segments are the same as those described in Note 1 – “Basis of Presentation”.

The following table shows operating results net of inter-segment revenues, which for the respective three months ended, are not material to the financial statements (dollars in thousands):

	Three Months Ended
	November 27, 2020				November 29, 2019
	Specialty Memory Products	Brazil Products	SCSS	Total	Specialty Memory Products	Brazil Products	SCSS	Total
Net Revenue	$120,657	$105,166	$65,874	$291,697	$103,529	$93,999	$74,490	$272,018
Adjusted Gross Profit	$18,245	$17,881	$17,985	$54,111	$19,336	$16,658	$19,748	$55,742
Adjusted Gross Margin	15%	17%	27%	19%	19%	18%	27%	20%

Adjusted Gross Profit and Adjusted Gross Margin excludes share-based compensation (see Note 1(q)), intangible amortization (see Note 1(l)) and corporate expenses ($17 thousand and $45 thousand, for the three months ended November 27, 2020 and November 29, 2019, respectively).

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, property and equipment by geographic area is as follows (in thousands):

	Three Months Ended
	November 27,	November 29,
	2020	2019
Geographic Net Sales:
U.S.	$117,294	$119,206
Brazil	105,181	94,799
Asia	48,805	39,224
Europe	12,313	10,401
Other Americas	8,104	8,388
Total	$291,697	$272,018

	November 27,	August 28,
	2020	2020
Property and Equipment, Net:
U.S.	$15,028	$11,635
Brazil	33,218	30,648
Malaysia	9,671	10,209
Other	2,128	2,213
Total	$60,045	$54,705

(12)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Three Months Ended
	November 27, 2020		November 29, 2019
	Amount	Percentage of net sales	Amount	Percentage of net sales
Customer A(1)	$52,648	18%	$50,016	18%
	$52,648	18%	$50,016	18%

(1)	Brazil Products customer

As of November 27, 2020, three direct customer represented less than 10% of net sales, Customer B, C and D, accounted for approximately 14%, 12% and 12% of accounts receivable, respectively. As of August 28, 2020, two direct customers that represented less than 10% of net sales, Customers B and C, accounted for approximately 19% and 15% of accounts receivable, respectively.

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

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended
	November 27,	November 29,
	2020	2019
Numerator:
Net income	$2,027	$224
Denominator:
Weighted average shares outstanding:
Basic	24,561	23,713
Diluted	25,103	24,286
Earnings per share:
Basic	$0.08	$0.01
Diluted	$0.08	$0.01
Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	1,497	1,056

(14)	Other Income (Expense), Net

The following table provides the detail of other expense, net as follows (in thousands):

	Three Months Ended
	November 27,	November 29,
	2020	2019
Foreign currency gains (losses)	$642	$(911)
Other	190	71
Total other income (expense), net	$832	$(840)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and with the consolidated financial statements and management’s discussion and analysis of our financial condition and results of operations in our Annual Report on Form 10-K for our fiscal year ended August 28, 2020 (our “Annual Report”). This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the caption “Risk Factors” in our Annual Report and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this report.

Overview

SMART is comprised of business units that are leading designers and manufacturers of electronic products focused on computing and memory technology. The company specializes in application-specific product development and support for customers in enterprise, government and original equipment manufacturer, or OEM, sales channels. Customers rely on SMART businesses as their strategic suppliers with top tier customer service, product quality, and technical support with engineering, sales, manufacturing, supply chain and logistics capabilities worldwide. The company supports customers in markets such as communications, storage, networking, mobile, industrial automation, industrial internet of things, government, military, and computing including edge and high performance computing.  SMART operates in three segments: Specialty Memory products, Brazil products and Specialty Compute and Storage Solutions, or SCSS.

Recent Developments – COVID 19

The outbreak of coronavirus disease 2019 (“COVID-19”) has resulted in several millions of infections and over one and a half million deaths worldwide, as of the date of filing of this Quarterly Report, and continues to spread in the United States, Asia, Europe and Brazil, the major markets in which we operate. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, and our operations as well as the operations of our suppliers, customers and third-party sales representatives and distributors have been and will continue to be disrupted by varying individual and governmental responses to COVID-19 around the world such as business shutdowns, stay-at-home directives, travel restrictions, border closures, and other travel or health-related restrictions as well as by absenteeism, quarantines, self-isolations, office and factory closures, delays on deliveries, and disruptions to ports and other freight infrastructure. These restrictions have caused consumers and businesses to reduce their activities and their spending, have caused a slowdown in the global economy and have had, and may continue to have, a negative impact on our sales and marketing, and our product development activities. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, the pandemic has resulted in reduced sales volumes of certain product lines within our SCSS business in the second half of fiscal 2020 as well as in the first quarter of fiscal 2021, and if these conditions continue, or if we have an outbreak in any of our facilities, such reduced sales volumes may continue or worsen and we may, among other issues, experience, in any or all product lines, delays in product development, a decreased ability to support our customers, disruptions in sales and manufacturing activities and overall reduced productivity each of which could have a negative impact on our ability to meet customer commitments and on our revenue and profitability.

Results of Operations

The following is a summary of our results of operations for the three months ended November 27, 2020 and November 29, 2019:

	Three Months Ended
	November 27, 2020	% of sales*	November 29, 2019	% of sales*
	(in thousands, other than percentages and per share data)
Consolidated Income Statements:
Net sales	$291,697	100%	$272,018	100%
Cost of sales (1)(2)	239,053	82%	217,698	80%
Gross profit	52,644	18%	54,320	20%
Operating expenses:
Research and development (1)	6,964	2%	14,886	5%
Selling, general and administrative (1) (2)	38,056	13%	33,553	12%
Total operating expenses	45,020	15%	48,439	18%
Income from operations	7,624	3%	5,881	2%
Other income (expense):
Interest expense, net	(3,154)	(1%)	(4,492)	(2%)
Other income (expense), net	832	0%	(840)	0%
Total other expense	(2,322)	(1%)	(5,332)	(2%)
Income before income taxes	5,302	2%	549	0%
Provision for income taxes	3,275	1%	325	0%
Net income	$2,027	1%	$224	0%

Earnings per share:
Basic	$0.08		$0.01
Diluted	$0.08		$0.01
Shares used in computing earnings per share:
Basic	24,561		23,713
Diluted	25,103		24,286
* Summations may not compute precisely due to rounding.

(1) Includes share-based compensation expense as follows:
Cost of sales	$838		$730
Research and development	778		744
Selling, general and administrative	9,472		4,482
(2) Includes amortization of intangible assets expense as follows:
Cost of sales	$647		$647
Selling, general and administrative	2,766		2,766

Three Months Ended November 27, 2020 as Compared to the Three Months Ended November 29, 2019

Net Sales

Net sales increased by $19.7 million, or 7.2%, during the three months ended November 27, 2020 compared to the same period in the prior year. Net sales were positively impacted by higher Specialty Memory product sales of $17.1 million, or 16.5%, primarily due to higher Flash and DRAM revenue resulting from higher average selling prices of 32% and 31%, respectively, mainly due to increased OEM sales as well as a change in product mix. In addition, our sales of Brazil products increased by $11.2 million, or 11.9%, primarily due to 98% higher average selling prices for mobile memory.  The increases in Specialty and Brazil were partially offset by lower revenue from SCSS of $8.6 million, or 11.6%, primarily attributable to lower Penguin revenue, which was in turn primarily due to lower federal spending as a result of the global COVID-19 pandemic.

Cost of Sales

Cost of sales increased by $21.4 million, or 9.8%, during the three months ended November 27, 2020 compared to the same period in the prior year, primarily due to higher cost of materials of $20.4 million or 11.1%, due to the higher level of sales, as well as higher production costs related to the increased revenue. Included in the cost of sales changes was a favorable foreign exchange impact of $2.5 million due to locally sourced cost of sales in Brazil.

Gross Profit

Gross margin decreased to 18.0% during the three months ended November 27, 2020 compared to 20.0% for the same period in the prior year, primarily due to higher material costs for our Specialty Memory and Brazil products.

Research and Development Expense

Research and development (“R&D”) expense decreased $7.9 million, or 53.2%, during the three months ended November 27, 2020 compared to the same period in the prior year, due to $7.9 million of Brazil financial credits resulting from amendments to the IT law implemented in April 2020.  For additional information, see Note 1(i) in our Notes to Unaudited Condensed Consolidated Financial Statements. Included in the R&D expense increase was an unfavorable foreign exchange impact of $2.0 million.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased by $4.5 million, or 13.4%, during the three months ended November 27, 2020 compared to the same period in the prior year, primarily due to $5.0 million higher share-based compensation expense resulting from awards acceleration. For additional information, see Note 9 in our Notes to Unaudited Condensed Consolidated Financial Statements. Included in the SG&A expense increase was a favorable foreign exchange impact of $0.6 million.

Other Income (Expense)

Interest expense, net decreased $1.3 million, or 29.8%, during the three months ended November 27, 2020 compared to the same period in the prior year, primarily due to lower interest expense resulting from the issuance of our convertible senior notes and the extinguishment of our term loans in the second quarter of fiscal 2020. For additional information, see Note 7 in our Notes to Unaudited Condensed Consolidated Financial Statements. Other income (expense), net increased by $1.7 million primarily due to foreign currency gains.

Provision for Income Taxes

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to SMART, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes increased by $3.0 million for the three months ended November 27, 2020 compared to the same period in the prior year, primarily due to the profits and related taxes in non-U.S. jurisdictions.

As of November 27, 2020, SMART has a full valuation allowance for our net deferred tax assets associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Liquidity and Capital Resources

	Three Months Ended
	November 27, 2020	November 29, 2019
	(in thousands)
Cash provided by operating activities	$35,569	$25,267
Cash used in investing activities	(14,628)	(5,116)
Cash used in financing activities	(378)	(4,047)
Effect of exchange rate changes on cash and cash equivalents	(7,277)	(2,854)
Net increase in cash and cash equivalents	$13,286	$13,250

At November 27, 2020, we had cash and cash equivalents of $164.1 million, of which approximately $119.3 million was held outside of the United States.

In February 2020, we issued $250.0 million in aggregate principal amount of 2.25% convertible senior notes due 2026 for which we received proceeds of $243.1 million, net of issuance costs. We used $204.9 million for extinguishment of long-term debt and $21.8 million for purchasing privately-negotiated capped calls. For additional information, see Note 7 in our Notes to Unaudited Condensed Consolidated Financial Statements.

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

During the three months ended November 27, 2020, cash provided by operating activities was $35.6 million. The primary factors affecting our cash flows during this period were $23.3 million of non-cash related expenses, $10.3 million change in our net operating assets and liabilities, and $2.0 million of net income. The $10.3 million change in net operating assets and liabilities consisted of increases of $1.9 million in accounts receivable and $9.3 million in prepaid expenses and other assets, and decreases of $1.5 million of operating lease liabilities and $7.9 million in accrued expense and other liabilities, offset by decreases of $12.9 million in inventory and an increase of $18.0 million of accounts payable. The increase in accounts receivable was primarily due to timing of sales, and the increase in accounts payable was primarily due to timing of payments. The decrease in inventory was primarily due to better efficiencies in managing our inventory along all business areas.

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

Net cash used in investing activities during the three months ended November 27, 2020 was $14.6 million consisting primarily of purchases of property and equipment and deposits. Net cash used in investing activities during the three months ended November 29, 2019 was $5.1 million consisting primarily of purchases of property and equipment and deposits.

Net cash provided by financing activities during the three months ended November 27, 2020 was $0.4 million, consisting primarily of $3.5 million for withholding tax on restricted stock units, partially offset by $3.1 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans. Net cash used in financing activities during the three months ended November 29, 2019 was $4.0 million, consisting primarily of $6.4 million long-term debt payments for both the Amended Credit Agreement and the BNDES Credit Agreement, partially offset by $2.4 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans.

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

Our critical accounting policies are as follows:

•	Revenue recognition;
•	Inventory valuation;

•	Income taxes;
•	Goodwill valuation;
•	Impairment of long-lived assets and long-lived assets to be disposed; and
•	Share-based compensation.

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

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the Brazil reais. Approximately 36% and 35% of our net sales during the three months ended November 27, 2020 and November 29, 2019, respectively, originated in reais. We present our condensed consolidated financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our condensed consolidated financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our condensed consolidated income statements is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our condensed consolidated income statements are also impacted by foreign currency gains and losses recorded in Other income (expense), net arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During the three months ended November 27, 2020 and November 29, 2019, we recorded $0.6 million and ($0.9) million, respectively, of foreign exchange gains (losses).

Interest Rate Risk

We are subject to interest rate risk in connection with our short-term debt under the Amended Credit Agreement as of November 27, 2020. Although we did not have any revolving balances outstanding as of November 27, 2020, the revolving facility under the Amended Credit Agreement provides for borrowings of up to $50 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the revolving loans under the Amended Credit Agreement were fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $0.5 million per year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 27, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 10, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risks described in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for our fiscal year ended August 28, 2020.  These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit Title

2.1^*	Asset Purchase Agreement dated October 18, 2020, between Cree, Inc., SMART Global Holdings, Inc. and CreeLED, Inc. (formerly known as Chili Acquisition, Inc.)

10.1

Lease Agreement dated October 8, 2020, between SMART Modular Technologies, Inc. and Regency Tasman Holdings, LLC (incorporated by reference to Exhibit 10.14 of the Registrant’s Current Report on Form 10-K filed with the SEC on October 22, 2020).

10.2*	Second Amendment to Lease, dated as of December 3, 2020, between SMART Modular Technologies, Inc. and Thomson Logistics Assets, LLC.

10.3

Loan, Guaranty and Security Agreement dated as of December 23, 2020, among SMART Modular Technologies, Inc., SMART Embedded Computing, Inc., and Penguin Computing, Inc., as borrowers, the financial institutions party thereto as Lenders, and Bank of America, N.A. as the agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2020).

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

32.1**	Certification of Principal Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

^

Portions of this exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART GLOBAL HOLDINGS, INC.

Date: January 5, 2021	By:	/s/ MARK ADAMS
		Name:	Mark Adams
		Title:	President and Chief Executive Officer (Principal Executive Officer and Director)

Date: January 5, 2021	By:	/s/ JACK PACHECO
		Name:	Jack Pacheco
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)