Form 10-K/A
period 2020-08-28
SMART Global Holdings, Inc.
filed 2021-04-06
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 General Meeting, filed pursuant to Regulation 14A with the Securities and Exchange Commission on December 21,2020, are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

SMART Global Holdings, Inc. and its subsidiaries (“SGH,” the “Company,” “we,” “us,” or “our”) is filing this Amendment on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended August 28, 2020, originally filed on October 22, 2020 (the “Original Filing”), to amend and restate Part II, Item 9A “Controls and Procedures,” with respect to (a) our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and (b) the report of Deloitte & Touche LLP, our independent registered public accounting firm, due to the identification of a material weakness in our internal control over financial reporting identified subsequent to the issuance of the Original Filing. Item 15 of Part IV, “Exhibits and Financial Statement Schedule,” has also been amended to revise the reference to Deloitte’s opinion on our Internal Control Over Financial Reporting in its Report of Independent Registered Public Accounting Firm on our consolidated financial statements as of August 28, 2020 included in Deloitte & Touche LLP’s consent.

With respect to the amendment and restatement of Item 9A of Part II, while there is no requirement for any adjustments or restatement to our annual financial statements for any of the last three completed fiscal years or for any of the quarters of our last completed fiscal year, a reasonable possibility existed at August 28, 2020 that the identified material weakness in our internal controls could have resulted in a material error in our financial results, which may not have been detected in a timely manner.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures, other than those discussed above. No other portions of the Original Filing were changed.

During the second quarter of fiscal 2021, the Company recorded an out-of-period adjustment to correct errors related to the understatement of import tax costs originating in previous periods, which resulted in a $4.3 million increase in cost of sales and $0.8 million increase in interest expense, net for the three months ended February 26, 2021. The tax impact of a $1.7 million benefit for income taxes related to the adjustment is reflected in the Company’s annual effective tax rate for fiscal year ending August 2021. This adjustment was not considered material to the interim consolidated financial statements for the second quarter of fiscal 2021. The misstatements related to this matter were not considered material to previously issued interim or annual consolidated financial statements.

Part II.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on the evaluation of our disclosure controls and procedures as of August 28, 2020, our Chief Executive Officer and our prior Chief Financial Officer previously concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of August 28, 2020. However, due to the material weakness in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control Over Financial Reporting (Revised), our CEO and current CFO have concluded that, as of such date, our disclosure controls and procedures were not effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING (REVISED)

(a)	Management’s Report on Internal Control Over Financial Reporting (Revised)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we assessed the effectiveness of our internal control over financial reporting as of August 28, 2020 based on the criteria established under the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management previously concluded that our internal control over financial reporting was effective as of August 28, 2020. However, due to the material weakness described below, management has subsequently concluded that, as of August 28, 2020, our internal control over financial reporting was not effective.

Inadequate and ineffective controls over accounting for import taxes

Our internal controls were not adequately designed to provide reasonable assurance that the timely accounting for import taxes, including the related financial statement disclosures, was recorded in accordance with generally accepted accounting principles in the United States of America. Specifically, upon the introduction of a new product or the commencement of importation of a new product in a particular country, we are required to assign a tax code that will determine, among other things, the tax rate on imports of these products. Beginning in 2015, we redesigned our internal controls surrounding the evaluation of new import tax codes to incorporate a review by an independent technical consultant, however, these redesigned controls were not applied to confirm the correctness of the codes on legacy products (being those products introduced or commencing importation prior to 2015) in a specific country, and, as a result, the incorrect import tax code on certain legacy products was not identified in a timely manner. This resulted in management not timely recording and paying for import taxes on certain legacy products.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management reevaluated the design and operating effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting as of August 28, 2020 was not effective due to the material weakness described above. Accordingly, management has revised its report on internal control over financial reporting.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited our consolidated financial statements and the effectiveness of our internal control over financial reporting as of August 28, 2020. Their report appears below.

(b)	Remediation Plans and Steps Taken

Following the identification of the foregoing material weakness, management commenced the development and execution of a remediation plan, which is ongoing. Management believes that the implementation of this plan will remediate the material weakness described above.

The following steps of the remediation plan are currently in varying stages of completion, and management may determine to enhance controls and/or implement additional controls as the implementation procedures are performed and testing of the operating effectiveness of the controls is completed:

•	The Company engaged an independent technical consultant to review the import tax codes assigned to our legacy products (being those products introduced or commencing importation prior to the process change adopted in 2015). As a result of the independent and internal review of import tax codes for a specific country, an incorrect code was identified and corrected in the second quarter of fiscal 2021, and management believes that the impact of the material weakness was limited to this single code.

•	The Company will enhance training for responsible personnel involved in determining import tax codes.

The Audit Committee of the Board of Directors of the Company has directed management to develop a plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. Management expects these remedial actions and/or other actions related to this material weakness to be effectively implemented in fiscal year 2021.

In connection with management’s evaluation, the Company corrected the import tax code for certain legacy products prior to 2015, recorded an out-of-period adjustment in the second quarter of fiscal year 2021 to correct for underreported import tax costs, voluntarily disclosed to the taxing authority, and paid the underreported import tax and related interest.

Notwithstanding the material weakness in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in the Original Filing fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented.

(c)	Changes in Internal Control Over Financial Reporting

Except for the identified material weakness described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of SMART Global Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SMART Global Holdings, Inc. and subsidiaries (the “Company”) as of August 28, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 28, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weakness

In our report dated October 22, 2020, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraphs, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment of the effectiveness of its internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of August 28, 2020, as expressed herein, is different than that expressed in our original report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company’s internal controls were not adequately designed to provide reasonable assurance that the timely accounting for import taxes, including the related financial statement disclosures, was recorded in accordance with generally accepted accounting principles in the United States of America. Specifically, upon the introduction of a new product or the commencement of importation of a new product in a particular country, the Company is required to assign a tax code that will determine, among other things, the tax rate on imports of these products. Beginning in 2015, the Company redesigned its internal controls surrounding the evaluation of new import tax codes to incorporate a review by an independent technical consultant, however, these redesigned controls were not applied to confirm the correctness of the codes on legacy products (being those products introduced or commencing importation prior to 2015) in a specific country, and, as a result, the incorrect import tax code on certain legacy products was not identified in a timely manner. This resulted in management not timely recording and paying for import taxes on certain legacy products.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended August 28, 2020, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

October 22, 2020 (April 6, 2021 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (Revised))

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

(3)	Exhibits. Exhibits are listed on the Exhibit Index at the end of this report.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained in the signature page to the Annual Report on Form 10-K)	10-K	001-38102	24.1	10/22/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document	10-K	001-38102	101	10/22/2020
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-38102	101	10/22/2020
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-38102	101	10/22/2020
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-38102	101	10/22/2020
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-38102	101	10/22/2020
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-38102	101	10/22/2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART Global Holdings, Inc.

Dated: April 6, 2021
	By:	/s/ Mark Adams
	Name:	Mark Adams
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Mark Adams	President and Chief Executive Officer (Principal Executive Officer and Director)	April 6, 2021
Mark Adams

/s/ Ken Rizvi	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 6, 2021
Ken Rizvi

*	Executive Chairman of the Board of Directors	April 6, 2021
Ajay Shah

*	Director	April 6, 2021
Randy Furr

*	Director	April 6, 2021
Kenneth Hao

*	Director	April 6, 2021
Bryan Ingram

*	Director	April 6, 2021
Sandeep Nayyar

*	Director	April 6, 2021
Mukesh Patel

*	Director	April 6, 2021
Maximiliane Straub

*	Director	April 6, 2021
Jason White

* By:	/s/ Mark Adams
Mark Adams
Attorney-in-Fact