Form 10-Q
period 2021-02-26
SMART Global Holdings, Inc.
filed 2021-04-06
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2021

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

As of March 26, 2021, the registrant had 23,850,274 ordinary shares outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART Global Holdings, Inc.

and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	February 26,	August 28,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$139,803	$150,811
Accounts receivable, net of allowances of $98 and $101 as of February 26, 2021 and August 28, 2020, respectively	203,376	215,918
Inventories	189,327	162,991
Prepaid expenses and other current assets	46,321	26,990
Total current assets	578,827	556,710
Property and equipment, net	78,146	54,705
Operating lease right-of-use assets	25,049	25,013
Other noncurrent assets	16,924	20,554
Intangible assets, net	48,844	55,671
Goodwill	73,017	73,955
Total assets	$820,807	$786,608
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$261,443	$224,660
Accrued liabilities	61,581	57,829
Total current liabilities	323,024	282,489
Long-term debt	210,811	195,573
Long-term operating lease liabilities	21,342	20,829
Other long-term liabilities	7,071	5,613
Total liabilities	$562,248	$504,504
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 23,841 and 24,419 as of February 26, 2021 and August 28, 2020, respectively	757	737
Additional paid-in capital	320,284	346,131
Accumulated other comprehensive loss	(233,830)	(228,241)
Retained earnings	171,348	163,477
Total shareholders’ equity	258,559	282,104
Total liabilities and shareholders’ equity	$820,807	$786,608

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2021	2020	2021	2020
Net sales (1)	$304,009	$272,042	$595,705	$544,060
Cost of sales	250,553	220,536	489,606	438,234
Gross profit	53,456	51,506	106,099	105,826
Operating expenses:
Research and development	8,852	14,702	15,816	29,588
Selling, general, and administrative	31,664	28,648	69,720	62,201
Total operating expenses	40,516	43,350	85,536	91,789
Income from operations	12,940	8,156	20,563	14,037
Interest expense, net	(4,365)	(4,150)	(7,518)	(8,642)
Other expense, net	(1,531)	(12,386)	(699)	(13,226)
Total other expense	(5,896)	(16,536)	(8,217)	(21,868)
Income (loss) before income taxes	7,044	(8,380)	12,346	(7,831)
Provision for income taxes	1,200	1,340	4,475	1,665
Net income (loss)	$5,844	$(9,720)	$7,871	$(9,496)
Earnings per share:
Basic	$0.24	$(0.41)	$0.32	$(0.40)
Diluted	$0.23	$(0.41)	$0.31	$(0.40)
Shares used in computing earnings per share:
Basic	24,217	23,906	24,389	23,809
Diluted	25,203	23,906	25,221	23,809

(1)	Includes sales to affiliates of $18,173 and $33,148 in the three and six months ended February 26, 2021 and $18,597 and $35,553 for the same periods ended February 28, 2020, respectively (see Note 3).

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2021	2020	2021	2020
Net income (loss)	$5,844	$(9,720)	$7,871	$(9,496)
Other comprehensive income (loss):
Foreign currency translation	10,934	(10,772)	(5,589)	(21,016)
Comprehensive income (loss)	$16,778	$(20,492)	$2,282	$(30,512)

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Retained	shareholders’
	Shares	Amount	capital	loss	earnings	equity
Balances as of August 30, 2019	23,617	$712	$285,994	$(177,866)	$164,620	$273,460
Share-based compensation expense	—	—	5,956	—	—	5,956
Issuance of ordinary shares from exercises	86	2	1,164	—	—	1,166
Issuance of ordinary shares from release of restricted stock units (RSUs)	69	2	(2)	—	—	—
Issuance of ordinary shares from employee share purchase plan (ESPP)	67	2	1,240	—	—	1,242
Withholding tax on restricted stock units (RSUs)	(1)	—	(20)	—	—	(20)
Foreign currency translation	—	—	—	(10,244)	—	(10,244)
Net income	—	—	—	—	224	224
Balances as of November 29, 2019	23,838	718	294,332	(188,110)	164,844	271,784
Share-based compensation expense	—	—	4,647	—	—	4,647
Issuance of ordinary shares from exercises	49	1	640	—	—	641
Issuance of ordinary shares from release of RSUs	117	4	(4)	—	—	—
Withholding tax on RSUs	(11)	—	(351)	—	—	(351)
Equity component of convertible notes due 2026, net	—	—	50,822	—	—	50,822
Foreign currency translation	—	—	—	(10,772)	—	(10,772)
Net loss	—	—	—	—	(9,720)	(9,720)
Balances as of February 28, 2020	23,993	$723	$350,086	$(198,882)	$155,124	$307,051

				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Retained	shareholders’
	Shares	Amount	capital	loss	earnings	equity
Balances as of August 28, 2020	24,419	$737	$346,131	$(228,241)	$163,477	$282,104
Share-based compensation expense	—	—	11,088	—	—	11,088
Issuance of ordinary shares from exercises	59	2	1,335	—	—	1,337
Issuance of ordinary shares from release of RSUs	332	9	(9)	—	—	—
Withholding tax on RSUs	(139)	—	(3,483)	—	—	(3,483)
Issuance of ordinary shares from ESPP	88	3	1,765	—	—	1,768
Foreign currency translation	—	—	—	(16,523)	—	(16,523)
Net income	—	—	—	—	2,027	2,027
Balances as of November 27, 2020	24,759	751	356,827	(244,764)	165,504	278,318
Share-based compensation expense	—	—	5,398	—	—	5,398
Issuance of ordinary shares from exercises	113	3	2,543	—	—	2,546
Issuance of ordinary shares from release of RSUs	73	3	(3)	—	—	—
Withholding tax on RSUs	(4)	—	(151)	—	—	(151)
Repurchase of ordinary shares	(1,100)	—	(44,330)	—	—	(44,330)
Foreign currency translation	—	—	—	10,934	—	10,934
Net income	—	—	—	—	5,844	5,844
Balances as of February 26, 2021	23,841	$757	$320,284	$(233,830)	$171,348	$258,559

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	February 26,	February 28,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,871	$(9,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,160	18,979
Share-based compensation	16,486	10,603
Provision for doubtful accounts receivable and sales returns	(3)	(27)
Deferred income tax benefit	271	(360)
(Gain) loss on disposal of property and equipment	984	(60)
Loss on mark-to-market adjustment of the capped call	—	4,795
Loss on extinguishment of debt	—	6,630
Amortization of debt discounts and issuance costs	4,307	1,781
Amortization of operating lease right-of-use assets	2,913	2,282
Changes in operating assets and liabilities:
Accounts receivable	10,082	(4,490)
Inventories	(28,134)	(45,549)
Prepaid expenses and other assets	(19,126)	6,496
Accounts payable	39,629	56,656
Operating lease liabilities	(2,742)	(2,140)
Accrued expenses and other liabilities	6,292	2,501
Net cash provided by operating activities	55,990	48,601
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(34,795)	(9,368)
Proceeds from sale of property and equipment	167	96
Net cash used in investing activities	(34,628)	(9,272)
Cash flows from financing activities:
Repurchase of ordinary shares	(44,330)	—
Proceeds from FINEP loan	11,439	—
Proceeds from borrowings under revolving line of credit	42,500	18,500
Repayments of borrowings under revolving line of credit	(42,500)	(18,500)
Proceeds from issuance of ordinary shares from share option exercises	3,883	1,807
Proceeds from issuance of ordinary shares from ESPP	1,768	1,242
Tax payments due upon issuance of ordinary shares for release of RSUs	(3,634)	(371)
Long-term debt payments - Term Loan	—	(5,625)
Long-term debt payments - BNDES	—	(1,607)
Purchase of capped call	—	(21,825)
Proceeds from convertible notes due 2026, net of discount	—	243,125
Payment for extinguishment of long-term debt	—	(204,904)
Net cash provided by (used in) financing activities	(30,874)	11,842
Effect of exchange rate changes on cash and cash equivalents	(1,496)	(7,450)
Net increase (decrease) in cash and cash equivalents	(11,008)	43,721
Cash and cash equivalents at beginning of period	150,811	98,139
Cash and cash equivalents at end of period	$139,803	$141,860
Supplemental disclosures of cash flow information:
Cash paid during the period:
Cash paid for interest	$2,955	$9,754
Cash paid for income taxes, net of refunds	3,243	3,546
Noncash activities information:
Capital expenditures included in accounts payable at period end	1,239	845
Unpaid debt fees related to convertible notes due 2026	—	1,115

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

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The three and six months ended February 26, 2021 and February 28, 2020 were both 13-week and 26-week fiscal periods, respectively.

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from the estimates made by management. Significant items subject to such estimates and assumptions include the evaluation of the fair value of the Company's reporting units (as part of the Company’s goodwill impairment), accounting for the allocation of convertible debt between equity and debt, the useful lives of long-lived assets, the valuation of deferred tax assets, inventory, share-based compensation, the estimated net realizable value of Brazilian tax and financial credits, income tax uncertainties and other contingencies.

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

Gross Billings and Net Sales

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2021	2020	2021	2020
Service revenue, net	$7,013	$8,417	$13,508	$16,358
Cost of purchased materials - service (1)	144,109	148,863	275,633	294,889
Gross billings for services	151,122	157,280	289,141	311,247
Product net sales	296,996	263,625	582,197	527,702
Gross billings to customers	$448,118	$420,905	$871,338	$838,949
Product net sales	$296,996	$263,625	$582,197	$527,702
Service revenue, net	7,013	8,417	13,508	16,358
Net sales	$304,009	$272,042	$595,705	$544,060

(1)	Represents material procurement costs of products provided as an agent reported on a net basis.

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

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract assets represent amounts recognized as revenue for which the Company does not have the unconditional right to consideration. All contract assets represent amounts related to invoices expected to be issued during the next 12-month period and are recorded as prepaid expenses and other current assets. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as deferred revenue and are allocated between accrued liabilities and other long-term liabilities on our condensed consolidated balance sheet based on the timing of when the customer takes control of the asset or receives the benefit of the service. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. Changes in the accounts receivable, contract assets and the deferred revenues balances during the six months ended February 26, 2021 are as follows (in thousands):

	February 26, 2021	August 28, 2020	$ Change
Accounts receivable	$203,376	$215,918	$(12,542)
Contract assets	$1,593	$5,068	$(3,475)
Deferred revenue	$24,848	$20,124	$4,724

The decrease in contract assets from $5.1 million as of August 28, 2020 to $1.6 million as of February 26, 2021 was primarily driven by billing amounts previously recorded as contract assets as of August 28, 2020. During the six months ended February 26, 2021, $11.0 million of revenue recognized was included in the deferred revenue balance at the beginning of the period, which was partially offset by additional deferrals during the period.

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

Remaining performance obligations represent contracted revenue related to support services that have not yet been recognized. The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

February 26, 2021
Within 1 year	$20,400
2-3 years	3,528
Thereafter	920
$24,848

(e)	Cash and Cash Equivalents

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

For the three and six months ended February 26, 2021, the Company recognized financial credits under PADIS totaling $6.2 million and $14.0 million, respectively, and $0 for both of the corresponding periods of 2020, which are reported under research and development as a reduction of expense on the condensed consolidated statements of operations. As of February 26, 2021, unused financial credits totaling R$110.4 million (or $20.2 million) are reported under prepaid expenses and other current assets, and are expected to be applied against future taxes.

Although PADIS participants were entitled to financial credits since April 2, 2020, the effective utilization of such credits depended on a federal decree ruling the amendments to PADIS, which was not enacted until February 1, 2021. The Company obtained the recognition of the financial credits based on the R&D disbursements that were made from April 1, 2020 until December 31, 2020 on February 12, 2021. Given that financial credits can be applied for by PADIS participants on a quarterly basis, the Company expects to report and obtain the recognition of the financial credits related to the R&D disbursements that were made in the first quarter of calendar 2021 in April 2021.

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

In January 2021, the Company purchased fixed assets for use in the Manufacturing process, but these were subsequently transferred out of the Manufacturing department to Research and Development, due to the delay of the uFS product process development. The production and sales of this product is now expected to commence in fiscal 2022. This transaction resulted in the reversal of R$8.4 million (or $1.5 million) of the ICMS credits. As a result, as of February 26, 2021, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$12.5 million (or $2.3 million) are fully vested ICMS credits, classified as other noncurrent assets. As of August 28, 2020, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$21.2 million (or $4.1 million), of which (i) R$19.6 million (or $3.8 million) are fully vested ICMS credits, classified as other noncurrent assets and (ii) R$1.6 million (or $0.3 million) are ICMS credits subject to vesting in 48 equal monthly amounts, classified as prepaid expenses and other current assets (R$0.7 million or $0.1 million) and other noncurrent assets (R$0.9 million or $0.2 million). It is expected that the excess ICMS credits will continue to be recovered in fiscal 2021 through fiscal 2023. The Company updates its forecast of the recoverability of the ICMS credits quarterly, considering the following key variables in Brazil: timing of government approvals of automated credit utilization, the total amount of sales, the product mix and the inter and intra state mix of sales. If these estimates or the mix of products or regions vary, it could take longer or shorter than expected to recover the accumulated ICMS credits, resulting in a reclassification of ICMS credits from current to noncurrent, or vice versa.

In April and June 2016, the Company filed cases with the State of Sao Paulo tax authorities to seek approval to sell these excess ICMS credits. In December 2017, the Company obtained approval to sell R$31.6 million (or $5.8 million) of its ICMS credits.  Once approved, sale of ICMS credits usually take several months to complete and typically incur a discount to the face amount of the credits sold, as well as fees for the arrangers of these sales which together aggregate 10% to 15% of the face amount of the credits being sold. Once the sale is complete, the tax authorities usually approve the transfer of credits in monthly installments and the proceeds resulting from the sale of the aforementioned credits shall be received by the Company accordingly. The Company has recorded valuation adjustments for the estimated discount and fees that the Company will need to offer in order to sell the ICMS credits. To adapt to the market, in the fourth quarter of fiscal 2020, the Company reassessed the discount rate for the sale of the ICMS credits to other companies, adjusting it to 22%, resulting in a charge of R$5.9 million (or $1.1 million) on the condensed consolidated statements of operations. In the first quarter of fiscal 2021, the Company further adjusted the discount rate to 26%, resulting in a charge of R$1.2 million (or $0.2 million). In the second quarter of fiscal 2021, the Company further adjusted the discount rate to 27%. Due to the reversal of part of the ICMS in January 2021, there was a reduction of R$2.5 million (or $0.5 million) in the calculated discount amount.

In the first quarter of fiscal 2019, the Company sold R$17.7 million (or $3.2 million) of its ICMS credits that had been approved to be sold in December 2017. The payments were received in 22 installments starting in the second quarter of fiscal 2019 through fiscal 2020, or R$10.0 million (or $1.8 million) and R$7.7 million (or $1.4 million) in fiscal 2019 and 2020, respectively, thus finalizing the receipt of all installments of the contract.

Import Taxes – Out-of-Period Adjustment

During the second quarter of fiscal 2021, the Company recorded an out-of-period adjustment to correct errors originating in previous periods related to understated import tax costs, which resulted in a $4.3 million increase in cost of sales and $0.8 million increase in interest expense, net. The tax impact of $1.7 million benefit for income taxes related to this adjustment is reflected in the Company’s annual effective tax rate for fiscal year ended August 27, 2021. The adjustment was not considered material to these interim financial statements for the three and six months ended February 26, 2021 nor to any previously issued interim or annual consolidated financial statements.

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

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. There were no events which required additional impairment in the six months ended February 26, 2021.

When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its carrying value. If the fair value of the reporting unit is determined to be more than its carrying value, no goodwill impairment is recognized. The Company determines the fair value of the Company's reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. No impairment of goodwill was recognized through February 26, 2021.

The changes in the carrying amount of goodwill during the six months ended February 26, 2021 and fiscal 2020 are as follows (in thousands):

	Specialty Memory Products	Brazil Products	SCSS	Total
Balance as of August 30, 2019	$14,720	$26,029	$40,674	$81,423
Provisional adjustment from business acquisition (see Note 2)	—	—	(273)	(273)
Translation adjustments	—	(7,195)	—	(7,195)
Balance as of August 28, 2020	14,720	18,834	40,401	73,955
Translation adjustments	—	(938)	—	(938)
Balance as of February 26, 2021	$14,720	$17,896	$40,401	$73,017

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of February 26, 2021 and August 28, 2020 (dollars in thousands):

		February 26, 2021			August 28, 2020
	Weighted	Gross			Gross
	avg.	Carrying	Accumulated		Carrying	Accumulated
	life (yrs)	amount	amortization	Net	amount	amortization	Net
Customer relationships	4 - 7	$52,300	$(17,470)	$34,830	$52,300	$(12,899)	$39,401
Trademarks/tradename	5 - 7	13,100	(5,057)	8,043	13,100	(4,095)	9,005
Technology	4	10,350	(4,379)	5,971	10,350	(3,085)	7,265
Backlog	< 1	400	(400)	—	400	(400)	—
Total		$76,150	$(27,306)	$48,844	$76,150	$(20,479)	$55,671

Amortization expense related to intangible assets is detailed in the table below. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Three Months Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2021	2020	2021	2020
Amortization of intangible assets classification (in thousands):
Cost of sales	$647	$647	1,294	$1,294
Selling, general and administrative	2,766	2,766	5,533	5,533
Total	$3,413	$3,413	$6,827	$6,827

Estimated amortization expense of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Amount
Fiscal year ending August:
Remainder of fiscal 2021	$6,827
2022	12,768
2023	12,007
2024	9,092
2025 and thereafter	8,150
Total	$48,844

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized during the six months ended February 26, 2021 and February 28, 2020.
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

All foreign subsidiaries and branch offices, except Brazil and South Korea, use the U.S. dollar as their functional currency. The gains or losses resulting from the remeasurement process are recorded in other expense, net in the accompanying condensed consolidated statements of operations.

During the three and six months ended February 26, 2021 the Company recorded $0.8 million and $0.2 million, respectively, and $1.2 million and $2.1 million, respectively for the corresponding periods of 2020, of foreign exchange losses primarily related to its Brazilian operating subsidiaries.

(q)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their statements of operations all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Three Months Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2021	2020	2021	2020
Share-based compensation expense by category (in thousands):
Cost of sales	$804	$731	$1,641	$1,461
Research and development	810	783	1,588	1,527
Selling, general and administrative	3,784	3,133	13,257	7,615
Total	$5,398	$4,647	$16,486	$10,603

(r)	Loss Contingencies

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

The Company relies on four suppliers for the majority of its raw materials. At February 26, 2021 and August 28, 2020, the Company owed these four suppliers $148.7 million and $139.5 million, respectively, which was recorded as accounts payable and accrued liabilities. The inventory purchases from these suppliers during the three and six months ended February 26, 2021 were $0.3 billion and $0.5 billion, respectively, and $0.2 billion and $0.5 billion, respectively for the corresponding periods of fiscal 2020.
(u)	New Accounting Pronouncements

In August 2020, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2)

convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The FASB decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements.

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

During fiscal 2020, the Company recorded restructuring charges amounting to $3.5 million, composed of $2.7 million of asset impairment, $0.4 million of deferred ICMS taxes related to impaired assets, and $0.4 million accrued for contract termination costs. As of February 26, 2021, $0.4 million of contract termination costs have yet to be paid. The Company does not expect additional costs to be incurred before completion of the restructuring efforts. The Company anticipates completion of these restructuring efforts, including payment on all outstanding amounts to be complete by April 2021.

(2)	Business Acquisitions

Fiscal Year 2021

CreeLED, Inc. (SGH-CreeLED)

On March 1, 2021, pursuant to the previously announced Asset Purchase Agreement (the “APA”), dated October 18, 2020, as amended by the Amendment to Asset Purchase Agreement dated March 1, 2021 (the “Amendment”; and together with the APA, the “Purchase Agreement”) between Cree, Inc. (“Cree”), SMART Global Holdings, Inc., a Cayman Islands exempted company (“SGH”), and CreeLED, Inc. (formerly known as Chili Acquisition, Inc., “CreeLED”; CreeLED and SGH are collectively referred to as “SGH-CreeLED”), a Delaware corporation and wholly owned subsidiary of SGH (collectively with SGH, “SMART”), (i) Cree completed the sale to SMART of (a) certain equipment, inventory, intellectual property rights, contracts, and real estate comprising Cree’s LED Products segment, (b) all of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited, a limited liability company organized under the laws of the People’s Republic of China and an indirect wholly owned subsidiary of Cree, and (c) Cree’s ownership interest in Cree Venture LED Company Limited, Cree’s joint venture with San’an Optoelectronics Co., Ltd. (collectively, the “LED Business”), and (ii) SMART assumed certain liabilities related to the LED Business (collectively, (i) and (ii), the “LED Business Divestiture”). In connection with the LED Business Divestiture, Cree will retain certain assets used in and pre-closing liabilities associated with the LED Products segment.

The purchase price for the LED Business consisted of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to Cree by SMART Global Holdings in the amount of $125 million (the Purchase Price Note), (iii) the potential to receive an earn-out payment of up to $125 million based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing (the Earnout Period), with a minimum payment of $2.5 million also payable in the form of an unsecured promissory note issued by SMART Global Holdings (the Earnout Note), and (iv) the assumption of certain liabilities. The Purchase Price Note and the Earnout Note, if earned and issued, will accrue interest at a rate of three-month LIBOR plus 3.0% payable interest only every three months with one bullet payment of principal and all accrued and unpaid interest payable on each note’s maturity date. The Purchase Price Note will mature on August 15, 2023, and the Earnout Note, if issued, will mature on March 27, 2025.

In connection with this transaction, Cree and SGH-CreeLED also entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, (ii) a Transition Services Agreement, (iii) a Wafer Supply and Fabrication Services Agreement, and (iv) a Real Estate License Agreement.

The Purchase Agreement requires each of Cree and SGH-CreeLED to indemnify the other party for certain damages that the indemnified party may suffer following the closing of the transaction.

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

During fiscal 2019, the Company adjusted the contingent consideration to its current fair value with such changes recognized in income from operations. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the gross revenue target. As of February 26, 2021 and August 28, 2020, the fair value of the contingent consideration was $0.

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

(3)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2021	2020	2021	2020
Affiliates:
Net sales	$18,173	$18,597	$33,148	$35,553

As of February 26, 2021 and August 28, 2020, amounts due from these affiliates were $6.6 million and $6.5 million, respectively.

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

Foreign exchange forward contracts outstanding at February 26, 2021 are not designated as hedging instruments for hedge accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated forward contracts are reported in other income, net in the condensed consolidated statements of operations. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income, net.

As of February 26, 2021, the Company’s non-designated forward contacts resulted in a $2.3 million derivative asset.  As of August 28, 2020, the Company’s non-designated forward contracts resulted in a $0.1 million derivative asset and a $0.9 million derivative liability. For the three and six months ended February 26, 2021, the Company recognized realized gains in the amount of $2.7 million and $0.3 million, respectively, and net unrealized gains on the change in the fair value of the non-designated forward contracts in the amount of $0.1 million and $3.0 million, respectively. For the three and six months ended February 28, 2020, the Company recognized realized losses in the amount of $70 thousand and $0.9 million, respectively, and net unrealized losses on the change in the fair value of the non-designated forward contracts in the amount of $2.0 million and $1.1 million, respectively.

(5)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	February 26,	August 28,
	2021	2020
Raw materials	$89,177	$89,943
Work in process	31,985	16,672
Finished goods	68,165	56,376
Total inventories*	$189,327	$162,991

*	As of February 26, 2021 and August 28, 2020, 12% and 17%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	February 26,	August 28,
	2021	2020
Financial credits*	$20,170	$6,359
Prepayment for VAT and other transaction taxes	4,607	2,119
Unbilled service receivables	3,231	1,265
Prepaid income taxes	2,647	1,201
Prepaid R&D expenses	2,336	1,865
Derivative assets**	2,277	112
Contract assets***	1,593	5,068
Other prepaid expenses and other current assets	9,460	9,001
Total prepaid expenses and other current assets	$46,321	$26,990

*	See Note 1(i).
**	See Note 4
***	See Note 1(d).

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	February 26,	August 28,
	2021	2020
Office furniture, software, computers and equipment	$28,907	$21,528
Manufacturing equipment	131,536	113,035
Leasehold improvements*	27,239	27,706
	187,682	162,269
Less accumulated depreciation and amortization	109,536	107,564
Net property and equipment	$78,146	$54,705

*	Includes Penang facility, which is situated on leased land.

Depreciation and amortization expense for property and equipment during the three and six months ended February 26, 2021 was approximately $5.4 million and $10.3 million, respectively and $6.0 million and $12.2 million, respectively for the corresponding periods of fiscal 2020.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	February 26,	August 28,
	2021	2020
Deposits on equipment	$6,207	$8,170
Deferred tax asset	2,884	3,450
Prepaid ICMS taxes in Brazil*	2,283	3,976
Prepaid R&D expense	1,009	1,356
Other	4,541	3,602
Total other noncurrent assets	$16,924	$20,554

*	See Note 1(i).

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 26,	August 28,
	2021	2020
Deferred revenue	$20,400	$17,264
Accrued employee compensation	17,636	16,862
VAT and other transaction taxes payable	7,751	6,143
Current portion of lease liabilities	4,998	5,304
Income taxes payable	1,930	1,352
Customer deposits	1,921	3,917
Accrued warranty reserve	1,255	1,316
Other accrued liabilities	5,690	5,671
Total accrued liabilities	$61,581	$57,829

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

The Company does not have financing leases as of February 26, 2021.

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

The components of lease costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 26, 2021	February 28, 2020	February 26, 2021	February 28, 2020
Operating lease cost	$1,915	$1,665	$3,454	$3,123
Variable lease cost	288	188	560	355
Short-term lease cost	57	82	115	216
Total lease costs	$2,260	$1,935	$4,129	$3,694
Weighted-average remaining lease term	7.2 years	8.0 years	7.2 years	8.0 years
Weighted-average discount rate	8.0%	8.0%	8.0%	8.0%

Future minimum undiscounted payments under the Company’s non-cancelable operating leases were as follows as of February 26, 2021 (in thousands):

Fiscal year ending August:	Amount
Remainder of 2021	$3,831
2022	6,226
2023	5,073
2024	3,683
2025 and thereafter	18,316
Total	37,129
Less Short-term lease commitments	(154)
Less imputed interest	(10,632)
Present value of total lease liabilities	$26,343

As of February 26, 2021, the Company has additional operating lease commitments of approximately $5.8 million on an undiscounted basis for an office building lease that has not yet commenced. This operating lease is expected to commence in April 2021 with a lease term of 10.4 years.

Right-of-use assets obtained in exchange for new operating lease liabilities for the three and six months ended February 26, 2021 were $3.2 million and $3.3 million, respectively, and $3.1 million and $8.0 million, respectively for the corresponding periods in fiscal 2020.

(6)	Income Taxes

Provision for income taxes for the three and six month periods presented consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2021	2020	2021	2020
Provision for income taxes	$1,200	$1,340	$4,475	$1,665

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three and six months ended February 26, 2021 decreased by $0.1 million and increased by $2.8 million, respectively, as compared to the same period in the prior year, primarily due to the profits and related taxes in non-U.S. jurisdictions.

As of February 26, 2021, the Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

The holders of the Notes may convert their Notes at their option in the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ending on February 26, 2021 (and only during such fiscal quarter), if the last reported sale price per ordinary share exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter;

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

The carrying value of the Notes is as follows (in thousands):

	February 26,	August 28,
	2021	2020
Principal	$250,000	$250,000
Unamortized debt discount	(44,873)	(48,586)
Unamortized issuance costs	(5,395)	(5,841)
Net carrying amount	$199,732	$195,573

As of February 26, 2021, the remaining life of the Notes was approximately 60 months. The unamortized debt discounts and unamortized debt issuance cost are amortized over the remaining useful life, using an effective interest rate of 7.06%.

As of February 26, 2021 the carrying value of the equity component was $50.8 million, net of the issuance costs of $1.7 million.

The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	February 26, 2021	February 28, 2020	February 26, 2021	February 28, 2020
Contractual interest expenses	$1,391	$297	$2,781	$297
Amortization of debt discount	1,873	399	3,713	399
Amortization of debt issuance costs	225	6	446	6
Total interest cost recognized	$3,489	$702	$6,940	$702

As of February 26, 2021 and August 28, 2020, the total estimated fair value for the Notes was determined to be $339.3 million and $221.5 million, respectively based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited trading activity.

There are no future minimum principal payments made under the Notes as of February 26, 2021, the full amount of $250.0 million is due in fiscal 2026.

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

Amended Credit Agreement

On August 9, 2017, SMART Worldwide, SMART Modular Technologies (Global), Inc. (Global), and SMART Modular Technologies, Inc. (SMART Modular) entered into a Second Amended and Restated Credit Agreement (together with all related loan documents, as amended from time to time including as amended by the Incremental Amendment as defined below, the Amended Credit Agreement) with certain lenders which amended and restated that certain Amended and Restated Credit Agreement dated as of November 5, 2016 (the ARCA), which had amended and restated that certain Credit Agreement dated as of August 26, 2011 (the Original Credit Agreement). The Company’s subsidiaries named as borrowers in the Amended Credit Agreement and certain other subsidiaries that entered into a guarantee with respect to the Amended Credit Agreement including Penguin, SMART EC and SMART Wireless, are collectively referred to as the Loan Parties and together with SMART Modular Technologies Sdn. Bhd. (SMART Malaysia), the Credit Group. The Amended Credit Agreement provides for $165 million of initial term loans (the Initial Term Loan) with a maturity date of August 9, 2022, and $50 million of revolving loans with a maturity date of February 9, 2021 (the Initial Revolver Maturity Date) which revolving loan maturity date automatically extends to February 9, 2022 if the total leverage ratio of the Credit Group is less than 3.0:1.0 on the Initial Revolver Maturity Date. SMART Global Holdings is not a party to the Amended Credit Agreement.

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

Principal Payments. The Amended Credit Agreement requires quarterly repayments of principal under the Initial Term Loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter and, commencing on November 30, 2018, quarterly repayments of principal under the Incremental Term Loans equal to 2.5% of $60 million, or $1.5 million per fiscal quarter.  As a result of the Second Amendment, the borrowers were granted a holiday in fiscal 2019 from the obligation to make quarterly repayments of principal under the Initial Term Loans and the Incremental Term Loans. During the three and six months ended February 26, 2021 and February 28, 2020, the borrowers made scheduled principal payments of $0, $0, $0 and $5.6 million, respectively.

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

As a result of the Second Amendment, the borrowers were granted a holiday from the obligation to repay any loans as a result of excess cash flow that would otherwise be due with respect to any period of fiscal 2019. No mandatory prepayments were required for the three months ended February 26, 2021 or for fiscal 2020.

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

As of February 26, 2021 and August 28, 2020, the outstanding principal balance of all term loans under the Amended Credit Agreement was $0 and there were no outstanding revolving loans.

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

ABL Credit Agreement

On December 23, 2020, SMART Modular, SMART EC, Penguin (Penguin together with SMART Modular and SMART EC, collectively the ABL Borrowers), certain other U.S. subsidiaries of the Company party thereto as guarantors (such other U.S. subsidiaries, together with the Borrowers, collectively the ABL Loan Parties) entered into a Loan, Guaranty and Security Agreement (the ABL Credit Agreement) with the financial institutions party to the ABL Credit Agreement from time to time as lenders (the ABL Lenders), and Bank of America, N.A., as administrative agent for the ABL Lenders.

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

As of February 26, 2021 and August 28, 2020, outstanding principal balance of the ABL Credit Agreement was $0.

FINEP Credit Agreement

In December 2020, SMART Brazil entered into a credit facility with the Funding Authority for Studies and Projects, or FINEP, referred to as the FINEP Credit Agreement. FINEP is an organization of the Brazilian federal government under the Ministry of Science, Technology and Innovation, devoted to funding science and technology in the country. Under the FINEP Credit Agreement, a total of R$102.2 million (or $18.7 million) has been made available to SMART Brazil for investments in technology innovation projects that will be used in infrastructure and research and development conducted in Brazil  as well as for acquisitions of equipment.

Outstanding debt under the FINEP Credit Agreement accrues interest at a fixed rate of 2.8% per annum and the agreement includes an obligation to draw down the entire loan within specified periods of time or pay unused commitment fees of 0.1% per month. The agreement also includes an initial administration fee of 1.09%, which is deducted from each advance of funds under the loan agreement.

The FINEP Credit Agreement is a term loan payable interest only for the first 18 months then fully amortizing in 67 equal monthly installments of principal and interest beginning in June 2022 with the final payment of principal and all accrued and unpaid interest being due in December 2027.

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

The first advance in the amount of R$60.7 million (or $11.7 million) was received on December 30, 2020. As of February 26, 2021 and August 28, 2020, outstanding principal balance of the FINEP Credit Agreement was $R60.7 million (or $11.1 million) and $0, respectively.

The fair value of amounts outstanding under the FINEP Credit Agreements as of February 26, 2021 and August 28, 2020 were estimated to be approximately $9.9 million and $0, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

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

As of February 26, 2021 and August 28, 2020, SMART Brazil had no outstanding debt under both the BNDES 2013 and 2014 Credit Agreements.

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

•	Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis include the following (in millions):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of February 26, 2021:
Assets
Cash and cash equivalents	$139.8	$—	$—	$139.8
Derivative financial instruments(1)	—	2.3	—	2.3
Total assets measured at fair value	$139.8	$2.3	$—	$142.1
Balances as of August 28, 2020:
Assets
Cash and cash equivalents	$150.8	$—	$—	$150.8
Derivative financial instruments(1)	—	0.1	—	0.1
Total assets measured at fair value	$150.8	$0.1	$—	$150.9
Liabilities
Derivative financial instruments(2)	$—	$0.9	$—	$0.9
Total liabilities measured at fair value	$—	$0.9	$—	$0.9

(1)	Included in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets - see Note 4.
(2)	Included in accrued liabilities on the Company's condensed consolidated balance sheets - see Note 4.

(9)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which was amended and restated as of May 18, 2017 to be known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan. On January 29, 2019, the shareholders approved an amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (as amended, the SGH Plan) which amendment increased the reserve under the SGH Plan by 1,500,000 shares effective as of February 1, 2019. The SGH Plan provides for grants of equity awards to employees, directors and consultants of SMART Global Holdings and its subsidiaries. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. The options and RSUs generally vest over a four-year period beginning on the grant date and generally have a ten-year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of February 26, 2021, there were 7,991,358 ordinary shares reserved for issuance under the Company’s equity incentive plans, of which 4,285,831 ordinary shares were available for grant. As of August 28, 2020, there were 4,545,631 ordinary shares reserved for issuance under the SGH Plan, of which 1,432,721 ordinary shares were available for grant.

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

The following assumptions were used to value the Company’s stock options:

	Three Months Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2021	2020	2021	2020
Stock options:
Expected term (years)	—	—	6.25	6.25
Expected volatility	—	—	52.07%	46.10%
Risk-free interest rate	—	—	0.49%	1.68%
Expected dividends	—	—	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining
		per share	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Options outstanding at August 28, 2020	2,109	$29.45	6.95	$7,225
Options granted	250	26.99
Options exercised	(172)	22.58
Options cancelled	(23)	30.31
Options outstanding at February 26, 2021	2,164	$29.70	6.84	$36,761
Options exercisable at February 26, 2021	921	$28.81	6.11	$16,475

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

The Black-Scholes weighted average fair value of options granted under the SGH Plan during the three and six months ended February 26, 2021 was $0 and $13.30 per share, respectively, and $0 and $11.85 per share, respectively for the corresponding periods of fiscal 2020.  The total intrinsic value of employee stock options exercised in the three and six months ended February 26, 2021 was $2.0 million and $2.4 million, respectively and $1.1 million and $2.5 million, respectively for the corresponding periods of fiscal 2020.  As of February 26, 2021, there was approximately $9.7 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 1.94 years.

SGH Plan—Restricted Stock Awards (RSAs), Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)

A summary of the changes in RSAs and RSUs outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
	Shares	per share	value
Awards outstanding at August 28, 2020	1,273	$26.19	$31,721
Awards granted	717	25.33
Awards vested and released	(405)	26.90
Awards forfeited and cancelled	(43)	28.25
Awards outstanding at February 26, 2021	1,542	$25.55	$71,980

In May 2020, the Company granted a performance-based restricted share award (RSA) which has both service and performance conditions.  In October 2020, the Company modified this RSA, as well as another time-based RSA, to immediately vest and release; this resulted in an additional $5.8 million share-based compensation expense in the three months ended November 27, 2020 and the six months ended February 26, 2021.

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

The share-based compensation expense related to RSAs, RSUs and PSUs during the three and six months ended February 26, 2021 was approximately $3.2 million and $12.2 million, respectively, and $2.5 million and $4.4 million for the corresponding period in fiscal 2020.  The total fair value of shares vested during the three and six months ended February 26, 2021 was approximately $3.0 million and $11.4 million, respectively, and $3.8 million and $5.9 million, respectively for the corresponding periods of fiscal 2020. As of February 26, 2021, there was approximately $33.3 million of unrecognized compensation costs related to awards under the SGH Plan, which will be recognized over a weighted average period of 2.71 years.

Employee Stock Purchase Plan

In January 2018, the Company’s shareholders approved the SGH 2018 Employee Share Purchase Plan (the Purchase Plan) under which an aggregate of 650,000 of ordinary shares have been approved for issuance to eligible employees. The Purchase Plan generally permits employees to purchase ordinary shares at 85% of the lower of the fair market value of the ordinary shares at the beginning of the offering period or at the end of purchase period, which is generally six months. Rights to purchase ordinary shares are granted during the first and third quarter of each fiscal year.  The Purchase Plan terminates in January 2028. As of February 26, 2021, 353,334 ordinary shares have been purchased under the Purchase Plan and 896,666 ordinary shares are reserved for future purchases by eligible employees. As of August 28, 2020, 266,816 ordinary shares have been purchased under the Purchase Plan and 683,184 ordinary shares are reserved for future purchases by eligible employees.

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

On January 7, 2021, the Company agreed to repurchase an aggregate of 1,100,000 of its ordinary shares, $0.03 par value per share from Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P. and Silver Lake Technology Investors Sumeru Cayman, L.P. at a purchase price of $40.30 per share for aggregate consideration of approximately $44.3 million, in a privately negotiated transaction. The transaction closed on January 15, 2021.

(b)	Savings and Retirement Program

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the three and six months ended February 26, 2021 were approximately were approximately $0.6 million and $1.3 million, respectively and $0.6 million and $1.1 million, respectively for the corresponding periods of fiscal 2020.

(10)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases during the three and six months ended February 26, 2021 was $2.3 million and $4.1 million, respectively, and $1.9 million and $3.7 million, respectively for the corresponding periods of fiscal 2020.

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Three Months Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2021	2020	2021	2020
Beginning accrued warranty reserve	$1,261	$1,749	$1,316	$1,770
Warranty claims	(222)	(420)	(535)	(1,136)
Provision for product warranties	216	279	474	974
Ending accrued warranty reserve	$1,255	$1,608	$1,255	$1,608

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

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117 million (or $21.4 million) (the First Assessment). The First Assessment was from the federal tax authorities of Brazil and related to four taxes in connection with importation processes. The tax authorities claimed that SMART Brazil categorized its imports of unmounted integrated circuits in the format of wafers under an incorrect product classification code, which carries an import duty of 0%. The authorities alleged that a different classification code should have been used that would require an 8% import duty and the authorities were seeking to recover these duties, as well as other related taxes, for the five calendar years of 2007 through and including 2011. Subsequent to the initial assessment, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (or $1.1 million) directly related to the same issue and which has been imposed exclusively for the alleged usage of an inappropriate import tax code (the Second Assessment).

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

The amounts claimed by the tax authorities on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$5.8 million (or $1.1 million) as of February 26, 2021.

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

The following table shows operating results net of inter-segment revenues, which for the respective three and six months ended, are not material to the financial statements (dollars in thousands):

	Three Months Ended				Six Months Ended
	February 26, 2021				February 26, 2021
	Specialty Memory Products	Brazil Products	SCSS	Total	Specialty Memory Products	Brazil Products	SCSS	Total
Net Revenue	$115,452	$103,145	$85,412	$304,009	$236,109	$208,312	$151,284	$595,705
Adjusted Gross Profit	$18,574	$15,649	$25,022	$59,245	$36,819	$33,531	$43,006	$113,356
Adjusted Gross Margin	16%	15%	29%	19%	16%	16%	28%	19%

Adjusted Gross Profit and Adjusted Gross Margin excludes share-based compensation (see Note 1(q)), intangible amortization (see Note 1(l)) and corporate expenses ($6 thousand and $23 thousand, respectively).

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

Adjusted Gross Profit and Adjusted Gross Margin excludes share-based compensation (see Note 1(q)), intangible amortization (see Note 1(l)) and corporate expenses ($57 thousand and $0.1 million, respectively).

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, property and equipment by geographic area is as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2021	2020	2021	2020
Geographic Net Sales:
U.S.	$126,803	$111,413	$244,097	$230,618
Brazil	103,162	97,573	208,344	192,372
Asia	51,596	44,783	100,401	84,008
Europe	16,298	10,942	28,612	21,343
Other Americas	6,150	7,331	14,251	15,719
Total	$304,009	$272,042	$595,705	$544,060

	February 26,	August 28,
	2021	2020
Property and Equipment, Net:
U.S.	$17,520	$11,635
Brazil	48,275	30,648
Malaysia	10,269	10,209
Other	2,082	2,213
Total	$78,146	$54,705

(12)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	February 26, 2021		February 28, 2020		February 26, 2021		February 28, 2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales
Customer A(1)	$52,269	17%	$56,054	21%	$104,917	18%	$106,069	19%
Customer B(2)	32,411	11%	28,837	11%	—	—	54,748	10%
	$84,680	28%	$84,891	32%	$104,917	18%	$160,817	29%

(1)	Brazil Products customer
(2)	Specialty Memory Products customer

As of February 26, 2021, three direct customers that represented less than 10% of net sales, Customer C, D and E, each accounted for approximately 13% of accounts receivable, respectively. As of August 28, 2020, two direct customers that represented less than 10% of net sales, Customers C and D, accounted for approximately and 19% and 15% of accounts receivable, respectively.

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

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2021	2020	2021	2020
Numerator:
Net income	$5,844	$(9,720)	$7,871	$(9,496)
Denominator:
Weighted average shares outstanding:
Basic	24,217	23,906	24,389	23,809
Diluted	25,203	23,906	25,221	23,809
Earnings per share:
Basic	$0.24	$(0.41)	$0.32	$(0.40)
Diluted	$0.23	$(0.41)	$0.31	$(0.40)
Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	7,229	7,411	7,308	7,520

(14)	Other Income (Expense), Net

The following table provides the detail of other expense, net as follows (in thousands):

	Three Months Ended		Six Months Ended
	February 26,	February 28,	February 26,	February 28,
	2021	2020	2021	2020
Foreign currency losses	$(843)	$(1,191)	$(201)	$(2,102)
Loss on capped call mark-to-market adjustment	—	(4,795)	—	(4,795)
Loss on early extinguishment of debt	—	(6,630)	—	(6,630)
Other	(688)	230	(498)	301
Total other expense, net	$(1,531)	$(12,386)	$(699)	$(13,226)

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

Overview

SMART is comprised of business units that are leading designers and manufacturers of electronic products focused on computing and memory technology. The company specializes in application-specific product development and support for customers in enterprise, government and original equipment manufacturer, or OEM, sales channels. Customers rely on SMART businesses as their strategic suppliers with top tier customer service, product quality, and technical support with engineering, sales, manufacturing, supply chain and logistics capabilities worldwide. The company supports customers in markets such as computing, including edge and high performance computing, communications, storage, networking, mobile, industrial automation, industrial internet of things, government and military.  SMART operates in three segments: Specialty Memory products, Brazil products and Specialty Compute and Storage Solutions, or SCSS.

Recent Developments

Acquisition of CreeLED, Inc.

On March 1, 2021, pursuant to the Purchase Agreement, we and Cree completed the LED Business Divestiture, whereby we acquired Cree’s LED Business and assumed certain liabilities related to Cree’s LED Business.

The purchase price for the LED Business consisted of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) the Purchase Price Note, (iii) the potential to receive an earn-out payment of up to $125 million based on the revenue and gross profit performance of the LED Business during the Earnout Period, also payable in the form of an Earnout Note, and (iv) the assumption of certain liabilities. The Purchase Price Note and the Earnout Note, if earned and issued, will accrue interest at a rate of three-month LIBOR plus 3.0% payable interest only every three months with one bullet payment of principal and all accrued and unpaid interest payable on each note’s maturity date. The Purchase Price Note will mature on August 15, 2023, and the Earnout Note, if issued, will mature on March 27, 2025.

In connection with this transaction, Cree and SGH-CreeLED also entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, (ii) a Transition Services Agreement, (iii) a Wafer Supply and Fabrication Services Agreement, and (iv) a Real Estate License Agreement.

The CreeLED Purchase Agreement contains customary representations, warranties and covenants.  The Purchase Agreement also requires each of Cree and SGH-CreeLED to indemnify the other party for certain damages that the indemnified party may suffer following the closing of the transaction.

COVID-19

The outbreak of coronavirus disease 2019 (“COVID-19”) has resulted in over a hundred million infections and over two and a half million deaths worldwide, as of the date of filing of this Quarterly Report, and continues to spread in the United States, Asia, Europe and Brazil, the major markets in which we operate. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, and our operations as well as the operations of our suppliers, customers and third-party sales representatives and distributors have been and will continue to be disrupted by varying individual and governmental responses to COVID-19 around the world such as business shutdowns, stay-at-home directives, travel restrictions, border closures, and other travel or health-related restrictions as well as by absenteeism, quarantines, self-isolations, office and factory closures, delays on deliveries, and disruptions to ports and other freight infrastructure. These restrictions have caused consumers and businesses to reduce their activities and their spending, have caused a slowdown in the global economy and have had, and may continue to have, a negative impact on our sales and marketing, and our product development activities. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, the pandemic has resulted in reduced sales volumes of certain product lines within our SCSS business in the second half of fiscal 2020 as well as in the first half of fiscal 2021, and if these conditions continue, or if we have an outbreak in any of our facilities, such reduced sales volumes may continue or worsen and we may, among other issues, experience, in any or all product lines, delays in product development, a decreased ability to support our customers, disruptions in sales and manufacturing activities and overall reduced productivity each of which could have a negative impact on our ability to meet customer commitments and on our revenue and profitability. The reduction of investment in new capacity due to the pandemic, coupled with strong demand to expand delivery and logistics, internet and cloud services as well as a rebound in economic conditions and general demand at a pace faster than expected, has resulted in significant supply shortages that may impact our ability to manufacture products for our customers and may result in rising prices of the materials we need to manufacture our products. We may not be able to pass on these rising costs to our customers which could result in a negative impact to our gross margins.

Results of Operations

The following is a summary of our results of operations for the three and six months ended February 26, 2021 and February 28, 2020:

	Three Months Ended				Six Months Ended
	February 26, 2021	% of sales*	February 28, 2020	% of sales*	February 26, 2021	% of sales*	February 28, 2020	% of sales*
	(in thousands, other than percentages and per share data)				(in thousands, other than percentages and per share data)
Condensed Consolidated Statements of Operations:
Net sales	$304,009	100%	$272,042	100%	$595,705	196%	$544,060	100%
Cost of sales (1)(2)	250,553	82%	220,536	81%	489,606	161%	438,234	81%
Gross profit	53,456	18%	51,506	19%	106,099	35%	105,826	19%
Operating expenses:
Research and development (1)	8,852	3%	14,702	5%	15,816	5%	29,588	5%
Selling, general and administrative (1) (2)	31,664	10%	28,648	11%	69,720	23%	62,201	11%
Total operating expenses	40,516	13%	43,350	16%	85,536	28%	91,789	17%
Income from operations	12,940	4%	8,156	3%	20,563	7%	14,037	3%
Other income (expense):
Interest expense, net	(4,365)	(1%)	(4,150)	(2%)	(7,518)	(2%)	(8,642)	(2%)
Other expense, net	(1,531)	(1%)	(12,386)	(5%)	(699)	0%	(13,226)	(2%)
Total other expense	(5,896)	(2%)	(16,536)	(6%)	(8,217)	(3%)	(21,868)	(4%)
Income (loss) before income taxes	7,044	2%	(8,380)	(3%)	12,346	4%	(7,831)	(1%)
Provision for income taxes	1,200	0%	1,340	0%	4,475	1%	1,665	0%
Net income (loss)	$5,844	2%	$(9,720)	(4%)	$7,871	3%	$(9,496)	(2%)

Earnings per share:
Basic	$0.24		$(0.41)		$0.32		$(0.40)
Diluted	$0.23		$(0.41)		$0.31		$(0.40)
Shares used in computing earnings per share:
Basic	24,217		23,906		24,389		23,809
Diluted	25,203		23,906		25,221		23,809
* Summations may not compute precisely due to rounding.

(1) Includes share-based compensation expense as follows:
Cost of sales	$804		$731		$1,641		$1,461
Research and development	810		783		1,588		1,527
Selling, general and administrative	3,784		3,133		13,257		7,615
(2) Includes amortization of intangible assets expense as follows:
Cost of sales	$647		$647		$1,294		$1,294
Selling, general and administrative	2,766		2,766		5,533		5,533

Three and Six Months Ended February 26, 2021 as Compared to the Three and Six Months Ended February 28, 2020

Net Sales

Net sales increased by $32.0 million, or 11.8%, during the three months ended February 26, 2021 compared to the same period in the prior year, and by $51.6 million, or 9.5%, during the six months ended February 26, 2021 compared to the same period in the prior year. Net sales were positively impacted by higher SCSS product sales of $22.5 million, or an increase of 35.8%, and $13.9 million, or an increase of 10.1%, for the three and six-month period, respectively, primarily due to increased volume of sales with one of our largest customers in the SCSS segment. In addition, our sales of Brazil products and Specialty Memory increased by $5.4 million and $4.0 million, or 5.6% and 3.6%, respectively, for the three-month period, and by $16.6 million and $21.1 million, or 8.7% and 9.8%, respectively, for the six-month period, primarily due to higher DRAM revenue and higher average selling prices for mobile memory for Brazil and higher DRAM revenue for Specialty Memory product, resulting from a change in product mix.

Cost of Sales

Cost of sales increased by $30.0 million, or 13.6%, during the three months ended February 26, 2021 compared to the same period in the prior year, and by $51.4 million, or 11.7%, during the six months ended February 26, 2021 compared to the same period in the prior year. The increase in the three and six-month periods was primarily due to higher cost of materials of $27.9 million and $48.3 million or 15% and 13%, respectively, due to the higher level of sales. Material costs of our Brazil products were negatively impacted in the three months ended February 26, 2021 due to a $4.3 million out-of-period adjustment related to import taxes in Brazil. For additional information, see Note 1(i) in our Notes to Unaudited Condensed Consolidated Financial Statements. Included in the cost of sales increases were favorable foreign exchange impacts of $2.4 million and $4.9 million for the three and six-month periods, respectively, due to locally sourced cost of sales in Brazil.

Gross Profit

Gross margin decreased to 17.6% during the three months ended February 26, 2021 compared to 18.9% for the same period in the prior year, and decreased to 17.8% during the six months ended February 26, 2021 compared to 19.5% for the same period in the prior year, primarily due to higher material costs for our Brazil and Specialty Memory products, as well as the out-of-period Brazil adjustment.

Research and Development Expense

Research and development (“R&D”) expense decreased $5.9 million, or 39.8%, during the three months ended February 26, 2021 compared to the same period in the prior year, and $13.8 million, or 46.5%, during the six months ended February 26, 2021 compared to the same period in the prior year. The decrease was primarily due to $6.1 million and $14.0 million in the three and six-month periods, respectively, of Brazil financial credits resulting from amendments to the IT law implemented in April 2020.  For additional information, see Note 1(i) in our Notes to Unaudited Condensed Consolidated Financial Statements. Included in the R&D expense decreases were unfavorable foreign exchange impacts of $1.0 million and $3.0 million for the three and six-month periods, respectively.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased by $3.0 million, or 10.5%, during the three months ended February 26, 2021 compared to the same period in the prior year, and $7.5 million, or 12.1%, during the six months ended February 26, 2021 compared to the same period in the prior year. The increases were primarily due to higher share-based compensation expense of $0.7 million and $5.6 million in the three and six-month periods, respectively, resulting from awards acceleration and additional grants, as well as higher personnel-related and facilities expenses. For additional information, see Note 9 in our Notes to Unaudited Condensed Consolidated Financial Statements. Included in the SG&A expense increases were favorable foreign exchange impacts of $0.5 million and $1.1 million for the three and six-month periods, respectively.

Other Income (Expense)

Interest expense, net increased $0.2 million, or 5.2%, during the three months ended February 26, 2021 compared to the same period in the prior year, and decreased $1.1 million, or 13.0%, during the six months ended February 26, 2021 compared to the same period in the prior year, primarily due to lower interest expense resulting from the issuance of our convertible senior notes and the extinguishment of our term loans in the second quarter of fiscal 2020. For additional information, see Note 7 in our Notes to Unaudited Condensed Consolidated Financial Statements.

Other income (expense), net decreased by $10.9 million and $12.5 million for the three and six month periods, respectively, primarily due to $6.6 million extinguishment loss of long-term debt and $4.8 million mark-to-market losses on the capped calls in the second quarter of fiscal 2020, as well as foreign currency losses.

Provision for Income Taxes

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to SMART, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes decreased by $0.1 million and increased by $2.8 million for the three and six months ended February 26, 2021, respectively, compared to the same period in the prior year, primarily due to the profits and related taxes in non-U.S. jurisdictions.

As of February 26, 2021, SMART has a full valuation allowance for our net deferred tax assets associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Liquidity and Capital Resources

	Six Months Ended
	February 26, 2021	February 28, 2020
	(in thousands)
Cash provided by operating activities	$55,990	$48,601
Cash used in investing activities	(34,628)	(9,272)
Cash provided by (used in) financing activities	(30,874)	11,842
Effect of exchange rate changes on cash and cash equivalents	(1,496)	(7,450)
Net increase (decrease) in cash and cash equivalents	$(11,008)	$43,721

At February 26, 2021, we had cash and cash equivalents of $139.8 million, of which approximately $80.8 million was held outside of the United States.

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

On March 1, 2021, as part of the acquisition of CreeLED, Inc., we paid Cree $50.0 million in cash and issued Cree a $125 million Purchase Price Note. Cree also has the potential to receive an earn-out payment of up to $125 million based on the revenue and gross profit performance of the LED Business during the Earnout Period with a minimum payment of $2,500,000, payable in the form of an Earnout Note. The Purchase Price Note and the Earnout Note, if earned and issued, will accrue interest at a rate of three-month LIBOR plus 3.0% with interest paid every three months, and one bullet payment of principal and all accrued and unpaid interest will be payable on each of the notes’ respective maturity dates. The Purchase Price Note will mature on August 15, 2023, and the Earnout Note will mature on the third anniversary of the completion of the Earnout Period.

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

During the six months ended February 26, 2021, cash provided by operating activities was $56.0 million. The primary factors affecting our cash flows during this period were $42.1 million of non-cash related expenses, $6.0 million change in our net operating assets and liabilities, and $7.9 million of net income. The $6.0 million change in net operating assets and liabilities consisted of a decrease of $10.1 million in accounts receivable and increases of $39.6 million of accounts payable and $6.3 million in accrued expense and other liabilities, offset by increases of $28.1 million in inventory and $19.1 million in prepaid expenses and other assets and a decrease of $2.8 million of operating lease liabilities. The decrease in accounts receivable was primarily due to timing of sales, and the increase in accounts payable was primarily due to timing of payments. The increase in inventory was primarily due to higher purchases for certain programs.

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

Net cash used in investing activities during the six months ended February 26, 2021 was $34.6 million consisting primarily of purchases of property and equipment and deposits. Net cash used in investing activities during the six months ended February 28, 2020 was $9.3 million consisting primarily of purchases of property and equipment.

Net cash provided by financing activities during the six months ended February 26, 2021 was $30.9 million, consisting primarily of $11.4 million proceeds from issuance of the FINEP loan and $5.6 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans, partially offset by $44.3 million payment for repurchase of ordinary shares and $3.6 million for withholding tax on restricted stock units. Net cash used in financing activities during the six months ended February 28, 2020 was $11.8 million, consisting primarily of $243.1 million proceeds from issuance of convertible notes and $3.0 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans, partially offset by $204.9 million payment for extinguishment of long-term debt, $21.8 million purchase of capped calls, $7.2 million long-term debt payments for both the Amended Credit Agreement and the BNDES Credit Agreement and $0.4 million for withholding tax on restricted stock units.

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

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the Brazil reais. Approximately 35% of our net sales during six months ended February 26, 2021 and February 28, 2020, originated in reais. We present our condensed consolidated financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our condensed consolidated financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our condensed consolidated statements of operations is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our condensed consolidated statements of operations are also impacted by foreign currency gains and losses recorded in Other income (expense), net arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During the six months ended February 26, 2021 and February 28, 2020, we recorded $0.2 million and $2.1 million, respectively, of foreign exchange losses.

Interest Rate Risk

We are subject to interest rate risk in connection with our short-term debt under the Amended Credit Agreement and ABL Credit Agreement as of February 26, 2021. Although we did not have any revolving balances outstanding as of February 26, 2021, the revolving facilities under the Amended Credit Agreement and ABL Credit Agreement provide for borrowings of up to $150 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the revolving loans under the Amended Credit Agreement and ABL Credit Agreement were fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $1.5 million per year.

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

Evaluation of Disclosure Controls and Procedures

Management is required to evaluate our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are controls and other procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of February 26, 2021, the end of the period covered by this interim report, due to a material weakness in our internal control over financial reporting.

As described in Item 9A “Controls and Procedures” in our Annual Report on Form 10-K/A for the year ended August 28, 2020, filed on April 6, 2021, management performed its assessment of the effectiveness of our internal control over financial reporting as of August 28, 2020 and concluded that our internal control over financial reporting as of that date was not effective because of the material weakness described below.

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

As of the date of this Quarterly Report on Form 10-Q, we have not fully remediated such material weakness and as a result, our Chief Executive Officer and Chief Financial Officer have concluded that a material weakness continues to exist as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

Except for the identified material weakness described above, there were no changes in our internal control over financial reporting during the quarter ended February 26, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The outbreak of coronavirus disease 2019 (“COVID-19”) has resulted in over a hundred million infections and over two and a half million deaths worldwide, as of the date of filing of this Quarterly Report, and continues to spread in the United States, Asia, Europe and Brazil, the major markets in which we operate. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, and our operations as well as the operations of our suppliers, customers and third-party sales representatives and distributors have been and will continue to be disrupted by varying individual and governmental responses to COVID-19 around the world such as business shutdowns, stay-at-home directives, travel restrictions, border closures, and other travel or health-related restrictions as well as by absenteeism, quarantines, self-isolations, office and factory closures, delays on deliveries, and disruptions to ports and other freight infrastructure. These restrictions have caused consumers and businesses to reduce their activities and their spending, have caused a slowdown in the global economy and have had, and may continue to have, a negative impact on our sales and marketing, and our product development activities. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, the pandemic has resulted in reduced sales volumes of certain product lines within our SCSS business in the second half of fiscal 2020 and if these conditions continue, or if we have an outbreak in any of our facilities, such reduced sales volumes may continue or worsen and we may, among other issues, experience, in any or all product lines, delays in product development, a decreased ability to support our customers, disruptions in sales and manufacturing activities and overall reduced productivity each of which could have a negative impact on our ability to meet customer commitments and on our revenue and profitability.

While initially we did not experience a major disruption in our supply chain as a result of the COVID-19 pandemic, the reduction of investment in new capacity due to the pandemic, coupled with strong demand to expand delivery and logistics, internet and cloud services as well as a rebound in economic conditions and general demand at a pace faster than expected has resulted in significant supply shortages that may impact our ability to manufacture products for our customers and may result in rising prices of the materials we need to manufacture our products. We may not be able to pass on these rising costs to our customers which could result in a negative impact to our gross margins. Furthermore, if there is a significant outbreak or if travel restrictions or stay-at-home or work remote or from home conditions or other governmental or voluntary restrictions relating to the COVID-19 pandemic significantly impact our suppliers’ ability to manufacture or deliver raw materials or provide key components or services, we could experience more delays or reductions in our ability to manufacture and ship products to our customers. While certain segments of our customer base are experiencing strong demand, the pandemic may negatively impact the demand for other segments for our customer base or those customers’ ability to manufacture their products, which could reduce their demand for our products or services. While we do not know and cannot quantify specific impacts, we expect we may be negatively affected if we continue to encounter manufacturing or supply chain problems, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other COVID-19 ramifications.

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

There can be no assurance that negative impacts resulting from the wide-ranging effects of COVID-19 will be offset by increased sales in subsequent periods.

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

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which could lead investors to lose confidence in the accuracy and completeness of our financial reports.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses in our internal control over financial reporting identified by our management or by our independent registered public accounting firm. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). In connection with their evaluation, management has identified a material weakness in the design of internal controls that are meant to provide reasonable assurance that the timely accounting for import taxes, including the related financial statement disclosures, was recorded in accordance with generally accepted accounting principles in the United States of America. In Part I, Item 4 in this Form 10-Q and in Part II, Item 9A of our Form 10-K/A filed April 6, 2021, we reported this material weakness in our internal controls over financial reporting.

 While we have taken measures to remediate the identified material weakness, we cannot provide assurance that the remediation measures will be successful. Although we believe our remediation measures and historical efforts have strengthened our internal control over financial reporting, we cannot be certain that our revised internal control practices will ensure that we will have or maintain adequate internal control over financial reporting in future periods or that we will not identify additional material weaknesses in future periods, and we cannot be certain that we will be successful in preventing or remediating future significant deficiencies or material weaknesses in internal control over financial reporting if significant deficiencies or material weaknesses are identified.

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Our failure to implement and maintain effective internal control over financial reporting could adversely impact our ability to report our financial results accurately and on a timely basis which could result in errors in our consolidated financial statements and/or result in a restatement of our consolidated financial statements. These activities could cause us to fail to meet our reporting obligations and could cause a decline in the trading price of our ordinary shares. If our financial statements are not accurate, investors may not have a complete understanding of our operations. We may also incur significant costs and diversion of management resources in an effort to enhance our controls and procedures. Any such diversion of management’s attention from other business concerns could harm our results of operations. In addition, we could become subject to investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended February 26, 2021 was as follows:

Period	Total Number of Ordinary Shares Purchased (1)	Average Price Paid per Ordinary Share	Total Number of Ordinary Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Ordinary Shares that May Yet Be Purchased Under the Plans or Programs
November 28, 2020 – December 27, 2020	—	$—	—	—
December 28, 2020 – January 27, 2021	1,100,000	$40.30	—	—
January 28, 2021 – February 26, 2021	—	$—	—	—
Total	1,100,000	$40.30	—	—

(1) On January 7, 2021, the Company agreed to repurchase an aggregate of 1,100,000 of its ordinary shares, $0.03 par value per share, from Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P. and Silver Lake Technology Investors Sumeru Cayman, L.P. (collectively, “Silver Lake”) at a purchase price of $40.30 per share (the “Purchase Price”), for aggregate consideration of approximately $44.3 million, in a privately negotiated transaction (the “Repurchases”). The Purchase Price represented a discount to the $41.38 closing price of the Company’s ordinary shares on the Nasdaq Global Select Market on January 7, 2021 of 2.61%. The Company used available cash to finance these Repurchases. The Repurchases were approved by a committee of the Board of Directors of the Company composed solely of independent directors that are not affiliated with Silver Lake. The Repurchases closed on January 15, 2021.

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

10.4***

SMART Global Holdings, Inc. 2021 Inducement Plan (effective as of February 15, 2021) (incorporated by reference to Exhibit 99.1 of SMART’s Form 8-K, as filed with the Securities and Exchange Commission on January 22, 2021, Commission File No. 00-38102).

10.5*	Form of Restricted Share Unit Award Agreement Under the SMART Global Holdings, Inc. 2021 Inducement Plan.

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

32.1**	Certification of Principal Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.

***    Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART GLOBAL HOLDINGS, INC.

Date: April 6, 2021	By:	/s/ MARK ADAMS
		Name:	Mark Adams
		Title:	President and Chief Executive Officer (Principal Executive Officer and Director)

Date: April 6, 2021	By:	/s/ KEN RIZVI
		Name:	Ken Rizvi
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)