Form 10-Q
period 2021-05-28
SMART Global Holdings, Inc.
filed 2021-07-06
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2021

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

As of June 24, 2021, the registrant had 24,260,714 ordinary shares outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve many risks and uncertainties. Forward-looking statements are identified by the use of the words “would,” “could,” “will,” “may,” “expect,” “believe,” “should,” “anticipate,” “if,” “future,” “intend,” “plan,” “estimate,” “potential,” “target,” “seek,” or “continue” and similar words and phrases, including the negatives of these terms, or other variations of these terms, that denote future events. These statements reflect our current views with respect to future events and our potential financial performance and are subject to risks and uncertainties that could cause our actual results and financial position to differ materially and adversely from what is projected or implied in any forward-looking statements included in this report. These factors include, but are not limited to, the risks described under the caption “Risk Factors” in the documents we file from time to time with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for our fiscal year ended August 28, 2020, and in Part II – Item 1A in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We make these forward-looking statements based upon information available on the date of this report, and we expressly disclaim any obligation to update or alter any forward-looking statements, whether as a result of new information or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	May 28,	August 28,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$188,992	$150,811
Accounts receivable, net of allowances of $622 and $101 as of May 28, 2021 and August 28, 2020, respectively	274,950	215,918
Inventories	288,962	162,991
Prepaid expenses and other current assets	53,341	26,990
Total current assets	806,245	556,710
Property and equipment, net	153,261	54,705
Operating lease right-of-use assets	35,307	25,013
Other noncurrent assets	13,827	20,554
Intangible assets, net	107,160	55,671
Goodwill	73,257	73,955
Total assets	$1,189,057	$786,608
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$354,210	$224,660
Other current liabilities	138,008	57,829
Total current liabilities	492,218	282,489
Long-term debt	338,047	195,573
Long-term operating lease liabilities	28,363	20,829
Other long-term liabilities	52,961	5,613
Total liabilities	$911,589	$504,504
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; issued and outstanding 24,238 and 24,419 as of May 28, 2021 and August 28, 2020, respectively	769	737
Additional paid-in capital	335,785	346,131
Accumulated other comprehensive loss	(231,258)	(228,241)
Retained earnings	164,137	163,477
Total SGH shareholders’ equity	269,433	282,104
Noncontrolling interest in subsidiary	8,035	—
Total equity	277,468	282,104
Total liabilities and shareholders’ equity	$1,189,057	$786,608

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2021	2020	2021	2020
Net sales (1)	$437,728	$281,287	$1,033,433	$825,347
Cost of sales	353,241	227,054	842,847	665,288
Gross profit	84,487	54,233	190,586	160,059
Operating expenses:
Research and development	16,718	14,436	32,534	44,023
Selling, general, and administrative	48,475	29,733	118,195	91,935
Change in estimated fair value of acquisition-related contingent consideration	16,400	—	16,400	—
Total operating expenses	81,593	44,169	167,129	135,958
Income from operations	2,894	10,064	23,457	24,101
Interest expense, net	(5,049)	(3,094)	(12,568)	(11,736)
Other expense, net	(489)	(3,445)	(1,187)	(16,671)
Total other expense	(5,538)	(6,539)	(13,755)	(28,407)
Income (loss) before income taxes	(2,644)	3,525	9,702	(4,306)
Provision for income taxes	4,010	2,700	8,485	4,365
Net income (loss)	(6,654)	825	1,217	(8,671)
Net income attributable to noncontrolling interest	557	—	557	—
Net income (loss) attributable to SGH	$(7,211)	$825	$660	$(8,671)
Earnings per share:
Basic	$(0.30)	$0.03	$0.03	$(0.36)
Diluted	$(0.30)	$0.03	$0.03	$(0.36)
Shares used in computing earnings per share:
Basic	24,035	24,066	24,843	23,895
Diluted	24,035	24,431	25,902	23,895

(1)	Includes sales to affiliates of $20,103 and $53,251 in the three and nine months ended May 28, 2021 and $24,139 and $59,691 for the same periods ended May 29, 2020, respectively (see Note 3).

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2021	2020	2021	2020
Net income (loss)	$(6,654)	$825	$1,217	$(8,671)
Other comprehensive income (loss):
Foreign currency translation	2,572	(35,752)	(3,018)	(56,768)
Comprehensive loss	(4,082)	(34,927)	(1,801)	(65,439)
Comprehensive income attributable to noncontrolling interest	557	—	557	—
Comprehensive loss attributable to SGH	$(4,639)	$(34,927)	$(2,358)	$(65,439)

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

	Ordinary shares		Additional	Accumulated other		Total SGH -	Non- controlling	Total
	Number of shares	Par value	paid-in capital	comprehensive loss	Retained earnings	shareholders' equity	interest in subsidiary	shareholders’ equity
Balances as of August 30, 2019	23,617	$712	$285,994	$(177,866)	$164,620	$273,460	$—	$273,460
Share-based compensation expense	—	—	5,956	—	—	5,956	—	5,956
Issuance of ordinary shares from exercises	86	2	1,164	—	—	1,166	—	1,166
Issuance of ordinary shares from release of restricted stock units (RSUs)	69	2	(2)	—	—	—	—	—
Issuance of ordinary shares from employee share purchase plan (ESPP)	67	2	1,240	—	—	1,242	—	1,242
Withholding tax on restricted stock units (RSUs)	(1)	—	(20)	—	—	(20)	—	(20)
Foreign currency translation	—	—	—	(10,244)	—	(10,244)	—	(10,244)
Net income	—	—	—	—	224	224	—	224
Balances as of November 29, 2019	23,838	718	294,332	(188,110)	164,844	271,784	—	271,784
Share-based compensation expense	—	—	4,647	—	—	4,647	—	4,647
Issuance of ordinary shares from exercises	49	1	640	—	—	641	—	641
Issuance of ordinary shares from release of RSUs	117	4	(4)	—	—	—	—	—
Withholding tax on RSUs	(11)	—	(351)	—	—	(351)	—	(351)
Equity component of convertible notes due 2026, net	—	—	50,822	—	—	50,822	—	50,822
Foreign currency translation	—	—	—	(10,772)	—	(10,772)	—	(10,772)
Net loss	—	—	—	—	(9,720)	(9,720)	—	(9,720)
Balances as of February 28, 2020	23,993	723	350,086	(198,882)	155,124	307,051	—	307,051
Share-based compensation expense	—	—	4,907	—	—	4,907	—	4,907
Issuance of ordinary shares from exercises	9	—	134	—	—	134	—	134
Issuance of ordinary shares from release of RSUs	64	2	(2)	—	—	—	—	—
Withholding tax on RSUs	(12)	—	(282)	—	—	(282)	—	(282)
Issuance of ordinary shares from ESPP	90	3	1,739	—	—	1,742	—	1,742
Reclassification of capped call upon modification of articles of association (see Note 7)	—	—	(14,106)	—	—	(14,106)	—	(14,106)
Foreign currency translation	—	—	—	(35,752)	—	(35,752)	—	(35,752)
Net income	—	—	—	—	825	825	—	825
Balances as of May 29, 2020	24,144	$728	$342,476	$(234,634)	$155,949	$264,519	$—	$264,519

	Ordinary shares		Additional	Accumulated other		Total SGH -	Non-controlling	Total
	Number of shares	Par value	paid-in capital	comprehensive loss	Retained earnings	shareholders' equity	interest in subsidiary	shareholders’ equity
Balances as of August 28, 2020	24,419	$737	$346,131	$(228,241)	$163,477	$282,104	$—	$282,104
Share-based compensation expense	—	—	11,088	—	—	11,088	—	11,088
Issuance of ordinary shares from exercises	59	2	1,335	—	—	1,337	—	1,337
Issuance of ordinary shares from release of RSUs	332	9	(9)	—	—	—	—	—
Withholding tax on RSUs	(139)	—	(3,483)	—	—	(3,483)	—	(3,483)
Issuance of ordinary shares from ESPP	88	3	1,765	—	—	1,768	—	1,768
Foreign currency translation	—	—	—	(16,523)	—	(16,523)	—	(16,523)
Net income	—	—	—	—	2,027	2,027	—	2,027
Balances as of November 27, 2020	24,759	751	356,827	(244,764)	165,504	278,318	—	278,318
Share-based compensation expense	—	—	5,398	—	—	5,398	—	5,398
Issuance of ordinary shares from exercises	113	3	2,543	—	—	2,546	—	2,546
Issuance of ordinary shares from release of RSUs	73	3	(3)	—	—	—	—	—
Withholding tax on RSUs	(4)	—	(151)	—	—	(151)	—	(151)
Repurchase of ordinary shares	(1,100)	—	(44,330)	—	—	(44,330)	—	(44,330)
Foreign currency translation	—	—	—	10,934	—	10,934	—	10,934
Net income	—	—	—	—	5,844	5,844	—	5,844
Balances as of February 26, 2021	23,841	757	320,284	(233,830)	171,348	258,559	—	258,559
Share-based compensation expense	—	—	8,344	—	—	8,344	—	8,344
Issuance of ordinary shares from exercises	181	5	5,654	—	—	5,659	—	5,659
Issuance of ordinary shares from release of RSUs	132	4	(4)	—	—	—	—	—
Issuance of ordinary shares from ESPP	90	3	1,844	—	—	1,847	—	1,847
Withholding tax on RSUs	(6)	—	(337)	—	—	(337)	—	(337)
Foreign currency translation		—	—	2,572	—	2,572	—	2,572
Acquisition of LED business	—	—	—	—	—	—	7,478	7,478
Net income (loss)	—	—	—	—	(7,211)	(7,211)	557	(6,654)
Balances as of May 28, 2021	24,238	$769	$335,785	$(231,258)	$164,137	$269,433	$8,035	$277,468

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	May 28,	May 29,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,217	$(8,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,468	27,797
Share-based compensation	24,867	15,510
Provision for doubtful accounts receivable and sales returns	522	47
Deferred income tax benefit	(3,083)	65
Gain on disposal of property and equipment	(34)	(19)
Loss on mark-to-market adjustment of the capped call	—	7,719
Loss on extinguishment of debt	—	6,822
Amortization of debt discounts and issuance costs	6,503	3,786
Amortization of operating lease right-of-use assets	4,944	3,569
Loss from mark-to-market adjustment of contingent consideration	16,400	—
Changes in operating assets and liabilities:
Accounts receivable	(15,455)	(17,885)
Inventories	(66,493)	(72,481)
Prepaid expenses and other assets	(14,163)	(1,119)
Accounts payable	116,166	95,687
Operating lease liabilities	(4,460)	(3,503)
Other current and long-term liabilities	5,929	4,903
Net cash provided by operating activities	105,328	62,227
Cash flows from investing activities:
Capital expenditures and deposits on equipment	(40,017)	(16,889)
Proceeds from sale of property and equipment	222	154
Acquisition of business, net of cash acquired	(28,613)	—
Net cash used in investing activities	(68,408)	(16,735)
Cash flows from financing activities:
Repurchase of ordinary shares	(44,330)	—
Proceeds from FINEP loan	11,439	—
Proceeds from borrowings under revolving line of credit	114,500	60,500
Repayments of borrowings under revolving line of credit	(89,500)	(60,500)
Proceeds from issuance of ordinary shares from share option exercises	9,542	1,941
Proceeds from issuance of ordinary shares from ESPP	3,615	2,984
Tax payments due upon issuance of ordinary shares for release of RSUs	(3,971)	(653)
Long-term debt payments - term loan	—	(5,625)
Long-term debt payments - BNDES	—	(2,292)
Purchase of capped call	—	(21,825)
Proceeds from convertible notes due 2026, net of discount	—	243,125
Payment for extinguishment of long-term debt	—	(204,904)
Net cash provided by financing activities	1,295	12,751
Effect of exchange rate changes on cash and cash equivalents	(34)	(24,537)
Net increase in cash and cash equivalents	38,181	33,706
Cash and cash equivalents at beginning of period	150,811	98,139
Cash and cash equivalents at end of period	$188,992	$131,845
Supplemental disclosures of cash flow information:
Cash paid during the period:
Cash paid for interest	$3,398	$9,939
Cash paid for income taxes, net of refunds	5,405	6,146
Noncash activities information:
Fair value of non-cash consideration for acquisition of business (see Note 2)	160,723	—
Capital expenditures included in accounts payable at period end	2,355	3,720
Unpaid debt fees related to convertible notes due 2026	—	1,990

See accompanying notes to unaudited condensed consolidated financial statements.

SMART Global Holdings, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Overview, Basis of Presentation and Significant Accounting Policies
(a)	Overview

On August 26, 2011, SMART Global Holdings, Inc., formerly known as Saleen Holdings, Inc., a Cayman Islands exempted company (“SMART Global Holdings” or “SGH”, and together with its subsidiaries, the “Company”), consummated a transaction with SMART Worldwide Holdings, Inc., formerly known as SMART Modular Technologies (WWH), Inc. (“SMART Worldwide”), pursuant to an Agreement and Plan of Merger whereby, through a series of transactions, SMART Global Holdings acquired substantially all of the equity interests of SMART Worldwide with SMART Worldwide surviving as an indirect wholly owned subsidiary of SMART Global Holdings (the “Acquisition”). SMART Global Holdings is an entity that was formed by investment funds affiliated with Silver Lake Partners and Silver Lake Sumeru (collectively “Silver Lake”). As a result of the Acquisition, since there was a change of control resulting in Silver Lake as the controlling shareholder group, the Company applied the acquisition method of accounting and established a new basis of accounting.

SMART Global Holdings businesses are leading designers and manufacturers of electronics for computing, memory and specialty LED solutions.  The Company specializes in application-specific product development and support for customers in enterprise, government, original equipment manufacturer (“OEM”) and other distribution and sales channels. Customers rely on SMART as a strategic partner with high performing technology products, customer service, technical support and worldwide supply chain and logistics excellence. The Company targets customers in markets such as computing, including edge computing and high performance computing, communications, storage, networking, mobile, industrial automation, internet of things, industrial internet of things, government, military and lighting.  The Company operates in four segments: Specialty Memory Products (“Specialty”), Brazil Products (“Brazil”), Intelligent Platform Solutions (“IPS”), formerly Specialty Compute and Storage Solutions (“SCSS”), and LED Solutions (“LED”).

SMART Global Holdings is domiciled in the Cayman Islands and has U.S. headquarters in Newark, California. The Company has operations in the United States, Brazil, Malaysia, Taiwan, Hong Kong, China, Scotland, Singapore, India, Netherlands, Germany and South Korea.

(b)	Basis of Presentation

The accompanying condensed consolidated financial statements comprise SMART Global Holdings and its wholly owned subsidiaries. Intercompany transactions have been eliminated in the condensed consolidated financial statements.

The Company uses a 52- to 53-week fiscal year ending on the last Friday in August. The three and nine months ended May 28, 2021 and May 29, 2020 were both 13-week and 39-week fiscal periods, respectively.

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in complete annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to the interim periods are unaudited.

All financial information for two of the Company’s subsidiaries, SMART Modular Technologies Indústria de Componentes Eletrônicos Ltda. (“SMART Brazil”) and SMART Modular Technologies do Brasil Indústria e Comércio de Componentes Ltda. (“SMART do Brazil”), is included in the Company’s condensed consolidated financial statements on a one-month lag because their fiscal years begin August 1 and end July 31.
(c)	Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ from the estimates made by management. Significant items subject to such estimates and assumptions include the evaluation of the fair value of the Company’s reporting units (as part of the Company’s goodwill impairment analysis), valuation and allocation of purchase price in connection with business acquisitions, accounting for the allocation of convertible debt between equity and debt, estimates of variable consideration, the useful lives of long-lived assets, the valuation of deferred tax assets, inventory, share-based compensation, the estimated net realizable value of Brazilian tax and financial credits, income tax uncertainties and other contingencies.

(d)	Revenue

The Company’s revenues include products and services. The Company’s product revenues are predominantly derived from the sale of memory modules, flash memory cards, compute products, storage products and LED products (the latter as a result of our acquisition of CreeLED, Inc. as discussed in Note 2), which the Company designs and manufactures. The Company’s service revenues are derived from procurement, logistics, inventory management, temporary warehousing, kitting and packaging services. In addition, a small portion of the Company’s product sales include extended warranty and on-site services, subscriptions to the Company’s high performance computing environment, professional services, software and related support.

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

The Company’s contracts are executed through a combination of written agreements along with purchase orders with customers, including certain general terms and conditions. Generally, purchase orders entail products, quantities and prices, which define the performance obligations of each party and are approved and accepted by the Company. The Company’s contracts with customers do not include extended payment terms. Payment terms vary by contract type and type of customer and generally range from 30 to 45 days from invoice. Additionally, taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and that are collected by the Company from a customer and deposited with the relevant government authority, are excluded from revenue.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer adjusted for estimated variable consideration. Variable consideration may include discounts, rights of return, refunds and other similar obligations. The Company allocates the transaction price to each distinct product and service based on its relative standalone selling price. The standalone selling price for products primarily involves the cost to produce the deliverable plus the anticipated margin and for services is estimated based on the Company’s approved list price.

In the normal course of business, except as noted under LED products below, the Company does not accept product returns unless the items are defective as manufactured, nor does it typically provide customers with the right to a refund. The Company establishes provisions for estimated returns and warranties. In addition, the Company does not typically transact for noncash consideration.

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

Customized Products

For customized product sales with terms that require the customer to purchase 100% of all parts built to fulfill the customers forecast, the Company recognizes revenue when control of the underlying assets transfers to the customer, as the customer is able to both direct the use of, and obtain substantially all of the remaining benefit from the assets; the customer has the significant risks and rewards associated with ownership of the assets; and the Company has a present right to payment. For these sales, control transfers when the Company has made these products available to the customer and under the terms of the agreement cannot repurpose them without the customer’s express consent. Accordingly, the Company recognizes revenue at the point in time when products made to the customer’s order or forecast are completed and made available to the customer.

Non-cancellable nonrefundable (“NCNR”), customized product sales are recognized over time on a cost incurred basis. The customer obtains control and benefits from the services as they are performed over the period based on the cost input measure in the production process for the NCNR customized product. The terms within the NCNR sales orders provide the Company with a legally enforceable right to receive payment including a reasonable profit margin upon customer cancellation for performance completed to date. Accordingly, the Company recognizes revenue over time as customized products listed within the NCNR orders are completed.

Computing Products and Services

A small portion of the Company’s product sales includes extended warranty and on-site services, subscriptions to the Company’s high performance computing environment, professional consulting services, including installation and other services, and hardware and software related support. Each contract may contain multiple performance obligations, which requires the transaction price to be allocated to each performance obligation. The Company allocates the consideration to each performance obligation based on the relative selling price. The Company uses best-estimated selling price, determined as the best estimate of the price at which the Company would transact if it sold the deliverable regularly on a stand-alone basis.

For services provided to customers over a period of time, revenue is recognized as the customer receives the benefit of the services. Extended warranty and on-site services, hardware support, software support, and subscription revenue for access to the Company’s high performance computing environment is deferred and recognized ratably over the contractual period as the Company satisfies its performance obligations over time and services are rendered.  These services contracts are typically one to three years in length. Subscription revenue for certain customers is recognized based on the contractual fee to use the high-performance-computing environment.

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

For customers accounted for on an agency basis, the Company recognizes as revenue the amount billed less the material procurement costs of products serviced as an agent with the cost of providing these services embedded with the cost of sales. The Company has separate agent performance obligations as follows: (a) procurement, logistics, and inventory management, (b) temporary warehousing, and (c) kitting and packaging services for these customers. Revenue from these arrangements is recognized as service revenue and is determined by a fee for services based on material procurement costs (i.e., fee as a percentage of the associated material being procured, warehoused, kitted or packaged). The Company recognizes revenue for procurement, logistics and inventory management upon the completion of the services or performance obligation, typically upon shipment of the product, as the criteria for over time recognition is not met.  For temporary warehousing, kitting and packaging services, revenue is recognized over time, but the period of performance is typically very short in duration. There are no obligations subsequent to shipment of the product under the agency arrangements.

Distribution of Products

A substantial portion of the Company’s LED products are sold through distributors. Distributors purchase the Company’s LED products and then resell to their own customer base, which may include value-added resellers, manufacturers who incorporate the Company’s LED products into their own manufactured goods or ultimate end users of the Company’s LED products. The Company recognizes revenue upon shipment of its LED products to its distributors based on the amount of consideration to which the Company expects to be entitled to receive in exchange for LED products or services.

We generally offer price protection to our distributors, which is a form of variable consideration that decreases the transaction price. Variable consideration is based on the expected value method, contractual terms, historical analysis of customer purchase volumes, or historical analysis using specific data for the type of consideration being assessed. Variable consideration is recognized as a reduction of net revenue with a corresponding reserve at the time of revenue recognition. Accordingly, estimates for these rights are recognized at the time of sale as a reduction of product revenue within other current liabilities in the accompanying condensed consolidated balance sheet. Differences between the estimated and actual amounts are recognized as adjustments to revenue.

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

Gross Billings and Net Sales

The following is a summary of the Company’s gross billings to customers and net sales for services and products (in thousands):

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2021	2020	2021	2020
Service revenue, net	$8,846	$8,815	$22,354	$25,173
Cost of purchased materials - service (1)	205,530	168,638	481,163	463,527
Gross billings for services	214,376	177,453	503,517	488,700
Product net sales	428,882	272,472	1,011,079	800,174
Gross billings to customers	$643,258	$449,925	$1,514,596	$1,288,874
Product net sales	$428,882	$272,472	$1,011,079	$800,174
Service revenue, net	8,846	8,815	22,354	25,173
Net sales	$437,728	$281,287	$1,033,433	$825,347

(1)	Represents material procurement costs of products provided as an agent reported on a net basis.

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

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract assets represent amounts recognized as revenue for which the Company does not have the unconditional right to consideration. All contract assets represent amounts related to invoices expected to be issued during the next 12-month period and are recorded as prepaid expenses and other current assets. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities classified as deferred revenue are allocated between other current liabilities and other long-term liabilities on our condensed consolidated balance sheet based on the timing of when the customer takes control of the asset or receives the benefit of the service. Payment terms vary by customer. The time between invoicing and when payment is due is not significant. Changes in the contract assets and deferred revenue during the nine months ended May 28, 2021 are as follows (in thousands):

	May 28, 2021	August 28, 2020	$ Change
Contract assets	$350	$5,068	$(4,718)
Deferred revenue	$20,975	$20,124	$851

The decrease in contract assets from $5.1 million as of August 28, 2020 to $0.4 million as of May 28, 2021 was primarily driven by invoicing amounts previously recorded as contract assets as of August 28, 2020. The increase in deferred revenue from $20.1 million to $21.0 million was due to greater deferred services billed during the period. During the nine months ended May 28, 2021, $16.3 million of revenue recognized was included in contract liabilities balance as of August 28, 2020.

Disaggregation of Revenue

The Company disaggregates revenue by segment and geography. See Note 11.

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

Remaining performance obligations represent contracted revenue related to support services that have not yet been recognized and are therefore accounted for as deferred revenue. The Company expects to recognize revenue on the remaining performance obligations as follows (in thousands):

May 28, 2021
Within 1 year	$15,855
2-3 years	4,261
Thereafter	859
$20,975

(e)	Cash and Cash Equivalents

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

The Company records the assets or liabilities associated with derivative instruments at fair value based on Level 2 inputs in prepaid expenses and other current assets and other current liabilities, respectively, in the condensed consolidated balance sheets. The accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. See Note 4 for further details.

(h)	Inventories

Inventories are valued at the lower of cost or net realizable value. Under the LED segment, cost is determined on a first-in, first-out method or average cost method. For all other segments, inventory value is determined on a specific identification basis for material and an allocation of labor and manufacturing overhead. At each balance sheet date, the Company evaluates the ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product family and considers historical demand and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles. The Company adjusts carrying value to the lower of its cost or net realizable value. Inventory write-downs are not reversed and create a new cost basis.

(i)	Brazil Taxes

Financial Credits

In 1991, Brazil created Lei da Informática—Processo Produtivo Básico (“PPB/IT”) Program to incentivize local manufacturing by allowing qualified companies to receive incentives when they sell specified IT products, including desktops, notebooks, servers, SmartTVs and mobile products manufactured in Brazil. In 2007, the Brazilian legislature created a program known as PADIS to promote the semiconductor industry. The Company has been a participant in the PPB/IT Program and PADIS since 2011. Among other incentives, the PPB/IT Program provided for certain reductions in the rate of IPI, a federal tax applied to industrial goods, as well as for PADIS companies, reducing to zero, IPI, import taxes and taxes known as PIS and COFINS levied over sales. As part of making the PPB/IT and PADIS Programs compatible with the principles of the World Trade Organization, or WTO, effective April 1, 2020, the reduction of the IPI for PPB/IT Program for certain types of customers was eliminated along with, for PADIS companies, the zero rates of IPI, PIS and COFINS levied over sales. Instead, participants in the PPB/IT Program as well as PADIS companies, are entitled to financial credits calculated based on effective disbursements made on research and development under the aforementioned programs.

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

For the three and nine months ended May 28, 2021, the Company recognized financial credits under PADIS totaling $8.2 million and $22.2 million, respectively, and $0 for both of the corresponding periods of 2020, which are reported under research and development as a reduction of expense on the condensed consolidated statements of operations. As of May 28, 2021, unused financial credits totaling R$108.1 million (or $20.0 million) are reported under prepaid expenses and other current assets and are expected to be applied against future taxes.

Although PADIS participants were entitled to financial credits since April 2, 2020, the effective utilization of such credits depended on a federal decree enacting the amendments to PADIS, which was not issued until February 1, 2021. The Company obtained the recognition of the financial credits based on the research and development disbursements that were made from April 1, 2020 until December 31, 2020 on February 12, 2021 and from January 1, 2021 to March 31, 2021 on April 15, 2021. Given that financial credits can be applied for by PADIS participants on a quarterly basis, the Company expects to report and obtain the recognition of the financial credits related to the research and development disbursements that were made in the second quarter of calendar 2021 in July 2021.

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

In January 2021, the Company purchased fixed assets for use its manufacturing process, but these were subsequently transferred to be used in research and development, due to the delay of the uFS product process development. The production and sales of this product is now expected to commence in fiscal 2022. This transaction resulted in the reversal of R$8.4 million (or $1.6 million) of the ICMS credits. In April 2021, due to needs in the production process, the equipment returned to the manufacturing area and, consequently, the Company regained the right to the ICMS credits, in the same amount reversed in January 2021, that is, R$8.4 million (or $1.6 million). As a result, as of May 28, 2021, the total ICMS tax credits reported on the Company’s accompanying condensed consolidated balance sheet are R$16.7 million (or $3.1 million) are fully vested ICMS credits, classified as other noncurrent assets.

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

In April and June 2016, the Company filed cases with the State of Sao Paulo tax authorities to seek approval to sell these excess ICMS credits. In December 2017, the Company obtained approval to sell R$31.6 million (or $5.8 million) of its ICMS credits.  Once approved, sale of ICMS credits usually take several months to complete and typically incur a discount to the face amount of the credits sold, as well as fees for the arrangers of these sales which together aggregate 10% to 15% of the face amount of the credits being sold. Once the sale is complete, the tax authorities usually approve the transfer of credits in monthly installments and the proceeds resulting from the sale of the aforementioned credits shall be received by the Company accordingly. The Company has recorded valuation adjustments for the estimated discount and fees that the Company will need to offer in order to sell the ICMS credits. To adapt to the market, in the fourth quarter of fiscal 2020, the Company reassessed the discount rate for the sale of the ICMS credits to other companies, adjusting it to 22%, resulting in a charge of R$5.9 million (or $1.1 million) on the condensed consolidated statements of operations. In the first quarter of fiscal 2021, the Company further adjusted the discount rate to 26%, resulting in a charge of R$1.2 million (or $0.2 million). In the second quarter of fiscal 2021, the Company further adjusted the discount rate to 27%. Due to the reversal of part of the ICMS in January 2021, there was a reduction of R$2.5 million (or $0.5 million) in the calculated discount amount. In the third quarter of fiscal 2021, the Company reassessed the discount rate to 36%, resulting in a charge of R$2.4 million (or $0.4 million).

In the first quarter of fiscal 2019, the Company sold R$17.7 million (or $3.3 million) of its ICMS credits that had been approved to be sold in December 2017. The payments were received in 22 installments starting in the second quarter of fiscal 2019 through fiscal 2020, or R$10.0 million (or $1.8 million) and R$7.7 million (or $1.4 million) in fiscal 2019 and 2020, respectively, thus finalizing the receipt of all installments of the contract.

Import Taxes – Out-of-Period Adjustment

During the second quarter of fiscal 2021, the Company recorded an out-of-period adjustment to correct errors originating in previous periods related to understated import tax costs, which resulted in a $4.3 million increase in cost of sales and $0.8 million increase in interest expense, net. The tax impact of the $1.7 million benefit for income taxes related to this adjustment will be reflected in the Company’s annual effective tax rate for fiscal year ending August 27, 2021. The adjustment was not considered material to the interim financial statements for the nine months ended May 28, 2021 nor to any previously issued interim or annual consolidated financial statements.

(j)	Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are computed based on the shorter of the estimated useful lives or the related lease terms, using the straight-line method. Estimated useful lives are presented below:

Period
Asset:
Manufacturing equipment	2 to 5 years
Buildings and building improvements	5 to 40 years
Office furniture, software, computers and equipment	2 to 5 years
Leasehold improvements*	Shorter of estimated useful life or lease term

*	Includes the land leases for the Penang facility with a term expiring in 2070 and 2 parcels in Huizhou with terms expiring in 2057 and 2082.
(k)	Goodwill

The Company performs a goodwill impairment test annually during the fourth quarter of its fiscal year and more frequently if events or circumstances indicate that impairment may have occurred. Such events or circumstances may, among others, include significant adverse changes in the general business climate. There were no events which required impairment analysis in the nine months ended May 28, 2021.

When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its carrying value. If the fair value of the reporting unit is determined to be more than its carrying value, no goodwill impairment is recognized. The Company determines the fair value of the Company's reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as the market approach which includes the guideline company method. No impairment of goodwill was recognized through May 28, 2021.

The changes in the carrying amount of goodwill during the nine months ended May 28, 2021 and fiscal 2020 are as follows (in thousands):

	Specialty Memory Products	Brazil Products	IPS	Total
Balance as of August 30, 2019	$14,720	$26,029	$40,674	$81,423
Provisional adjustment from business acquisition (see Note 2)	—	—	(273)	(273)
Translation adjustments	—	(7,195)	—	(7,195)
Balance as of August 28, 2020	14,720	18,834	40,401	73,955
Translation adjustments	—	(698)	—	(698)
Balance as of May 28, 2021	$14,720	$18,136	$40,401	$73,257

(l)	Intangible Assets, Net

The following table summarizes the gross amounts and accumulated amortization of intangible assets by type as of May 28, 2021 and August 28, 2020 (dollars in thousands):

		May 28, 2021			August 28, 2020
		Gross			Gross
		Carrying	Accumulated		Carrying	Accumulated
	Life (years)	amount	amortization	Net	amount	amortization	Net
Customer relationships	4 - 8	$57,500	$(19,931)	$37,569	$52,300	$(12,899)	$39,401
Trademarks/tradename	5 - 7	19,200	(5,842)	13,358	13,100	(4,095)	9,005
Technology	4 - 8	60,150	(6,761)	53,389	10,350	(3,085)	7,265
Backlog	< 1	3,800	(956)	2,844	400	(400)	—
Total		$140,650	$(33,490)	$107,160	$76,150	$(20,479)	$55,671

Amortization expense related to intangible assets is detailed in the table below. Acquired intangibles are amortized on a straight-line basis over the remaining estimated economic life of the underlying intangible assets.

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2021	2020	2021	2020
Amortization of intangible assets classification (in thousands):
Cost of sales	$2,937	$647	4,231	$1,941
Selling, general and administrative	3,247	2,767	8,780	8,299
Total	$6,184	$3,414	$13,011	$10,240

Estimated amortization expense of these intangible assets for the next five fiscal years and all years thereafter are as follows (in thousands):

Amount
Fiscal year ending August:
Remainder of fiscal 2021	$7,244
2022	20,808
2023	18,771
2024	16,292
2025	13,537
2026 and thereafter	30,508
Total	$107,160

(m)	Long-Lived Assets

Long-lived assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less cost to sell. No impairment of long-lived assets was recognized during the three and nine months ended May 28, 2021 and May 29, 2020.
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

During the three and nine months ended May 28, 2021 the Company recorded $1.0 million and $1.2 million, respectively, and $0.5 million and $2.6 million, respectively for the corresponding periods of 2020, of foreign exchange losses primarily related to its Brazilian operating subsidiaries.

(q)	Share-Based Compensation

The Company accounts for share-based compensation under ASC 718, Compensation—Stock Compensation, which requires companies to recognize in their statements of operations all share-based payments, including grants of share options and other types of equity awards, based on the grant-date fair value of such share-based awards.

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2021	2020	2021	2020
Share-based compensation expense by category (in thousands):
Cost of sales	$1,166	$699	$2,807	$2,161
Research and development	1,468	780	3,056	2,306
Selling, general and administrative	5,747	3,428	19,004	11,043
Total	$8,381	$4,907	$24,867	$15,510

(r)	Loss Contingencies

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

The Company relies on four suppliers for the majority of its raw materials. At May 28, 2021 and August 28, 2020, the Company owed these four suppliers $180.2 million and $139.5 million, respectively, which was recorded as accounts payable and other current liabilities. The inventory purchases from these suppliers during the three and nine months ended May 28, 2021 were $0.4 billion and $0.9 billion, respectively, and $0.3 billion and $0.7 billion, respectively for the corresponding periods of fiscal 2020.
(u)	New Accounting Pronouncements

In August 2020, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. These changes will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was bifurcated according to previously existing rules. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The new guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The FASB decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements in addition to whether it would early adopt this accounting standard as permitted in fiscal 2022.

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

The Company elected the practical expedient package permitted under the transition approach. As such, the Company did not reassess whether any expired or existing contracts are or contain leases, did not reassess its historical lease classification, and did not reassess its initial direct costs for any leases that existed prior to August 31, 2019. The Company did not elect the use-of-hindsight. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption. This means, for those leases that qualify, the Company will not recognize a right-of-use asset or lease liability. The Company also elected the practical expedient to not separate lease and non-lease components for all its leases.

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

During the fourth quarter of fiscal 2020, the Company recorded restructuring charges amounting to $3.5 million, composed of $2.7 million of asset impairment, $0.4 million of deferred ICMS taxes related to impaired assets, and $0.4 million accrued for contract termination costs. As of May 28, 2021, the contract termination costs have been paid. The Company does not expect additional costs to be incurred in connection with these restructuring efforts.

(2)	Business Acquisitions

Fiscal Year 2021

LED Business

On March 1, 2021, pursuant to the previously announced Asset Purchase Agreement, dated October 18, 2020, as amended by the Amendment to Asset Purchase Agreement dated March 1, 2021 (as amended, the “CreeLED Purchase Agreement”), each between Cree, Inc. (“Cree”), SGH and CreeLED, Inc. (formerly known as Chili Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of SGH), (i) Cree completed the sale to SGH of (a) certain equipment, inventory, intellectual property rights, contracts, and real estate comprising Cree’s LED products segment, (b) all of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited, a limited liability company organized under the laws of the People’s Republic of China and an indirect wholly owned subsidiary of Cree, and (c) Cree’s 51% ownership interest in Cree Venture LED Company Limited, Cree’s joint venture with San’an Optoelectronics Co., Ltd. (“San’an”), and (ii) SGH assumed certain liabilities related to the LED business (collectively, (i) and (ii), the “LED Business”). In connection with the transaction, Cree retained certain assets used in and pre-closing liabilities associated with its LED products segment.

In connection with this transaction, Cree and the Company also entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, (ii) a Transition Services Agreement, (iii) a Wafer Supply and Fabrication Services Agreement, and (iv) a Real Estate License Agreement.

Under the acquisition method of accounting, the assets acquired and liabilities assumed of the LED Business were recorded as of the acquisition date at their respective fair values. The LED Business’s results of operations are included in the condensed consolidated financial statements from the date of acquisition.

  The acquisition of the LED Business, a global industry leader, further enhances the Company’s growth and diversification strategy and fits well with its other specialty businesses in computing and memory. The LED Business comprises a broad portfolio of highly efficient LED chips and high-performance LED components within the industry, including general lighting, specialty lighting, large-format video screens and outdoor and architectural lighting. The LED Business will operate as the Company’s LED Solutions segment.

Purchase Price

The purchase price for the LED Business consisted of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to Cree by the Company in the amount of $125 million (the “Purchase Price Note”), (iii) an earn-out payment of up to $125 million based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing (the “Earnout Period”), with a minimum payment of $2.5 million, payable in the form of an unsecured promissory note to be issued by the Company (the “Earnout Note”), and (iv) the assumption of certain liabilities. The

Purchase Price Note bears interest at LIBOR plus 3.0% and is due on August 15, 2023. The Earnout Note will begin to bear interest upon completion of the Earnout Period at LIBOR plus 3.0% and is due on March 27, 2025. The preliminary estimated purchase price is as follows (in thousands):

Amount
Cash	$50,000
Additional payment for estimated net working capital adjustment(1)	22,958
Estimated fair value of Purchase Price Note	28,100
Estimated fair value of Earnout Note	125,000
$226,058

_______________

(1) Includes $15.3 million paid at closing and an estimated $7.6 million payable subsequent to the end of the third quarter of fiscal 2021 upon completion of the review of the assets acquired and liabilities assumed.

Contingent Consideration

The Earnout Note is accounted for as contingent consideration. The initial fair value of the Earnout Note was estimated as of the date of acquisition to be $28.1 million and was preliminarily valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate, and cost of debt. This fair value measurement is based on significant inputs not observable in the market.

The Earnout Note is revalued each quarter and any change in valuation is reflected in the Company’s condensed consolidated statements of operations. During the third quarter of fiscal 2021, the Company adjusted the fair value of the Earnout Note to its current fair value with such change recognized in income from operations. The change in fair value reflects new information about the probability and timing of meeting the conditions of the revenue and gross profit targets. As of May 28, 2021, the fair value of the Earnout Note was $44.5 million.

Provisional Valuation

The Company estimated the provisional fair value of the assets and liabilities of the LED Business as of March 1, 2021, the acquisition date. Due to the timing of acquisition and the contractual provisions to review the net working capital of the acquired LED Business, the estimated purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on preliminary valuation analyses. These preliminary values may change in future reporting periods upon finalization of the net working capital adjustment and the allocation of consideration to the assets acquired and liabilities assumed. The provisional valuation of the LED Business assets acquired and liabilities assumed, noncontrolling interest in subsidiary, and consideration are as follows (in thousands):

Amount
Cash and cash equivalents	$36,721
Accounts receivable, net	45,608
Inventories	60,423
Prepaid expenses and other current assets	5,204
Property and equipment, net	70,862
Operating lease right-of-use assets	7,494
Intangible assets, net	64,500
Other noncurrent assets	26
Accounts payable	(14,181)
Other current liabilities	(37,001)
Long-term operating lease liabilities	(4,019)
Other long-term liabilities	(2,101)
Total net assets acquired	$233,536
Noncontrolling interest in subsidiary	(7,478)
Consideration	$226,058

The estimated fair values and useful lives of the intangible asset acquired are as follows (in thousands):

	Amount	Estimated Useful Life (in years)
Technology	$49,800	7-8
Tradenames/Tradenames	6,100	5
Customer relationships	5,200	7-8
Order backlogs	3,400	less than 1
	$64,500

Technology intangible assets were valued using the multi-period excess earnings method based on the discounted cash flow and technology obsolescence rate. The discounted cash flow requires the use of significant assumptions, including projected revenue, expenses, capital expenditures and other costs, and discount rates calculated based on the cost of equity adjusted for various risks, including the size of the acquiree, industry risk, and other risk factors.

Tradenames/trademarks intangible assets were valued using the relief from royalty method, which is the discounted cash flow savings accruing to the owner by virtue of the fact that the owner is not required to license the tradenames/trademarks from a third party. Key assumptions included attributable revenue expected from the tradenames/trademarks, royalty rates, and assumed asset life.

Customer relationships intangible assets were valued using the multi-period excess earnings method, which is the present value of the projected cash flows that are expected to be generated by the existing intangible asset after reduction by an estimated fair rate of return on contributory assets required to generate the customer relationship revenues. Key assumptions included discounted cash flow, estimated life cycle, and customer attrition rates.

Order backlog intangible assets represent the value of existing firm purchase orders in place at the time of acquisition and were valued using the discounted cash flow method, which accounts for the expected profit related to the purchase orders.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s combined results of operations as if the acquisition of the LED Business had occurred on August 31, 2019. The unaudited pro forma financial information is based on various adjustments and assumptions and is not necessarily indicative of what the Company’s results of operations actually would have been had the acquisition been completed as of August 31, 2019 or will be for any future periods. Furthermore, the pro forma financial information does not include adjustments to reflect any potential revenue, synergies or dis-synergies, or cost savings that may be achievable in connection with the acquisition, or the associated costs that may be necessary to achieve such revenues, synergies or cost savings.

The unaudited pro forma financial information for the three months ended May 29, 2020 combines the results of operations of the Company for the three months ended May 29, 2020 and the results of operations of the LED Business for the three months ended March 29, 2020. The unaudited pro forma financial information for the nine months ended May 28, 2021 combines the results of operations of the Company for the nine months ended May 28, 2021 (which include the results of the LED Business beginning on the March 1, 2021 acquisition date) and the results of operations of the LED Business for the six months ended December 27, 2020. The unaudited pro forma financial information for the nine months ended May 29, 2020 combines the results of operations of the Company for the nine months ended May 29, 2020 and the results of operations of the LED Business for the nine months ended March 29, 2020.

	Three Months Ended	Nine Months Ended
(in thousands, except per share data)	May 29, 2020	May 28, 2021	May 29, 2020
Total net sales	$382,987	$1,237,627	$1,161,347
Net loss attributable to SGH	$(28,172)	$(163,431)	$(92,592)
Earnings per share:
Basic	$(1.17)	$(6.58)	$(3.87)
Diluted	$(1.17)	$(6.58)	$(3.87)

The unaudited pro forma financial information above reflects the following adjustments:

•Incremental cost of sales related to the estimated fair value of inventories.

•Incremental depreciation expense related to the estimated fair value of property and equipment.

•Incremental amortization expense related to the estimated fair value of identifiable intangible assets.

•Incremental interest expense related to the Purchase Price Note and the Earnout Note.

•The adjustments to income tax expense as a result of the pro forma adjustments.

Acquisition-related transaction expenses were $5.8 million for the nine months ended May 28, 2021, and are reflected in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations. For the period from March 1, 2021, the acquisition date, to May 28, 2021, revenues for the LED Business were $101.8 million, while earnings were not material.

Fiscal Year 2019

SMART Embedded Computing, Inc. (SMART EC)

On July 8, 2019, SMART Global Holdings entered into a Stock Purchase Agreement (the “Artesyn SPA”), by and among SMART Global Holdings, Artesyn Embedded Computing, Inc., a Wisconsin corporation (“AEC”), Pontus Intermediate Holdings II, LLC, a Delaware limited liability company, and Pontus Holdings LLC, a Delaware limited liability company. Pursuant to the Artesyn SPA, on July 8, 2019, the Company agreed to purchase all of the shares of AEC, a private company based in Tempe, Arizona and Artesyn Netherlands B.V., a company with limited liability organized under the laws of the Netherlands (AEC and Artesyn Netherlands B.V., collectively “Artesyn”), both entities being subsidiaries of Artesyn Embedded Technologies, Inc. SMART Global Holdings through one or more subsidiaries, paid the Artesyn equityholders a base purchase price of approximately $75 million at closing using cash on hand. Pursuant to the Artesyn SPA, the former equityholders of Artesyn were also entitled to earn-out  payments of up to $10 million based on Artesyn’s achievement of specific gross revenue levels through December 31, 2019 plus additional earn-out payments of $0.10 for each dollar of gross revenue through December 31, 2019 over an agreed upon achievement level. The earn-out would have been payable, at the option of the Company, in either cash or ordinary shares of SMART Global Holdings.  SMART Global Holdings deposited $0.8 million of the purchase price into escrow as security for sellers’ indemnification obligations during the escrow period of one year. The Company changed the name of AEC to SMART Embedded Computing, Inc. (“SMART EC”). No earn-out was achieved.

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

During fiscal 2019, the Company adjusted the contingent consideration to its current fair value with such changes recognized in income from operations. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the gross revenue target. For the earn-out period ended December 31, 2019, the required gross revenue levels were not achieved. No additional consideration was included in the purchase price as a result of the earn-out provisions.

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

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in our Form 10-K for fiscal 2019. The measurement period adjustment, as recognized in the fourth quarter of fiscal 2020, is related to the finalization of the net working capital adjustment. We do not believe that the measurement period adjustments had a material impact on our condensed consolidated statements of operations, balance sheets or cash flows in any periods previously reported. The final determination of the fair values were completed within the measurement period of up to one year from the acquisition date, and adjustments to provisional amounts that were identified during the measurement period were recorded in the reporting period in which the adjustment was determined.

Asset categories acquired included working capital, fixed assets, and identified intangible assets. The intangible assets are as follows (in thousands):

	Amount	Estimated Useful Life (in years)
Customer relationships	$31,800	4-6 years
Technology	10,100	4 years
	$41,900

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the SMART EC acquisition has been recorded as a noncurrent asset and is not amortized but is subject to an annual review for impairment. Factors that contributed to the recognition of goodwill include the broader reach and capabilities of the Company into new technologies, markets and channels that leverage its existing products and services. SMART EC brings an outstanding customer base, solid products and strong supplier relationships to the Company in the defense, industrial IoT (“IIoT”), edge computing, and communications OEM markets. SMART EC will have substantially improved access to capital to drive additional investment in, and further development and growth of its products and services.

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

SMART Wireless Computing, Inc. (SMART Wireless)

On July 9, 2019, SMART Global Holdings entered into an Agreement and Plan of Merger (the “Inforce Merger Agreement”), by and among SMART Global Holdings, Thor Acquisition Sub I, Inc., a California corporation and a wholly-owned indirect subsidiary of the SMART Global Holdings (“Merger Sub I”), Thor Acquisition Sub II, Inc., a Delaware corporation and a wholly-owned indirect subsidiary of the SMART Global Holdings (“Merger Sub II”), and Inforce Computing, Inc., a California corporation (“Former Inforce”). Pursuant to the Inforce Merger Agreement, on July 9, 2019, Merger Sub I was merged with and into Former Inforce, with Former Inforce continuing as the surviving corporation (the “First Merger”) and, immediately following the effectiveness of the First Merger, the surviving corporation of the First Merger was merged with and into Merger Sub II, with Merger Sub II surviving as a wholly-owned indirect subsidiary of SMART Global Holdings (the “Inforce Merger”). SMART Global Holdings through one or more subsidiaries, paid the Former Inforce equityholders approximately $14.6 million, including amounts paid at closing composed of $3.2 million in cash and 382,788 of ordinary shares of SMART Global Holdings valued at $9.1 million, and amounts retained by the Company as security for the sellers’ indemnification obligations as well as any post-closing adjustments to the purchase price (the “Holdback”) composed of $0.7 million in cash and 67,550 of ordinary shares of SMART Global Holdings valued at $1.6 million. During the fourth quarter of fiscal 2020, the Company paid out $0.4 million in cash and issued all shares related to the Holdback. The Company changed the name of Inforce Computing to SMART Wireless Computing, Inc. (“SMART Wireless”).

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

The provisional amounts presented in the table above pertained to the preliminary purchase price allocation reported in our Form 10-K for fiscal 2019. The measurement period adjustment, as recognized in the fourth quarter of fiscal 2020, is related to the finalization of the net working capital adjustment. We do not believe that the measurement period adjustments had a material impact on our condensed consolidated statements of operations, balance sheets or cash flows in any periods previously reported. The final determination of the fair values were completed within the measurement period of up to one year from the acquisition date, and adjustments to provisional amounts that were identified during the measurement period were recorded in the reporting period in which the adjustment was determined.

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

Premiere Logistics

In February 2019, the Company acquired all of the outstanding shares of Premiere Customs Brokers, Inc. and Premiere Logistics, Inc., both privately-held California corporations (collectively “Premiere Logistics”). The primary purpose of this acquisition is to provide the Company with cost savings solutions in support of its own freight and logistics requirements. In connection with the acquisition, the Company paid upfront cash consideration of $0.2 million.

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

(3)	Related Party Transactions

In the normal course of business, the Company had transactions with its affiliates as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2021	2020	2021	2020
Affiliates:
Net sales	$20,103	$24,139	$53,251	$59,691

As of May 28, 2021 and August 28, 2020, amounts due from these affiliates were $14.2 million and $6.5 million, respectively.

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

Foreign exchange forward contracts outstanding at May 28, 2021 are not designated as hedging instruments for hedge accounting purposes. Accordingly, any gains or losses resulting from changes in the fair value of the non-designated forward contracts are reported in other income, net in the condensed consolidated statements of operations. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated balances, which are also reported in other income, net.

As of May 28, 2021, the Company’s non-designated forward contacts resulted in a $3.4 million derivative liability.  As of August 28, 2020, the Company’s non-designated forward contracts resulted in a $0.1 million derivative asset and a $0.9 million derivative liability. For the three and nine months ended May 28, 2021, the Company recognized net realized losses in the amount of $4.2 million and $3.5 million, respectively, and net unrealized gains on the change in the fair value of the non-designated forward contracts in the amount of $5.6 million and $2.5 million, respectively. For the three and nine months ended May 29, 2020, the Company recognized realized gains in the amount of $8.8 million and $9.5 million, respectively, and net unrealized gains on the change in the fair value of the non-designated forward contracts in the amount of $2.1 million and $3.3 million, respectively.

(5)	Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	May 28,	August 28,
	2021	2020
Raw materials	$134,180	$89,943
Work in process	47,697	16,672
Finished goods	107,085	56,376
Total inventories*	$288,962	$162,991

*	As of May 28, 2021 and August 28, 2020, 7% and 17%, respectively, of total inventories represented inventory held under the Company's supply chain services.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	May 28,	August 28,
	2021	2020
Financial credits*	$20,006	$6,359
Prepayment for VAT and other transaction taxes	10,357	2,119
Prepaid R&D expenses	3,763	1,865
Unbilled service receivables	3,310	1,265
Prepaid income taxes	1,064	1,201
Other prepaid expenses and other current assets	14,841	14,181
Total prepaid expenses and other current assets	$53,341	$26,990

*	See Note 1(i).

Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	May 28,	August 28,
	2021	2020
Office furniture, software, computers and equipment	$32,527	$21,528
Manufacturing equipment	170,173	113,035
Building and building improvements*	51,045	26,498
Land	16,129	1,208
	269,874	162,269
Less accumulated depreciation and amortization	116,613	107,564
Net property and equipment	$153,261	$54,705

*	Includes facilities in Penang and Huizhou, which are situated on leased land.

Depreciation and amortization expense for property and equipment during the three and nine months ended May 28, 2021 was approximately $9.1 million and $19.5 million, respectively and $5.4 million and $17.6 million, respectively for the corresponding periods of fiscal 2020.

Other Noncurrent Assets

Other noncurrent assets consisted of the following (in thousands):

	May 28,	August 28,
	2021	2020
Deferred tax asset	$4,859	$3,450
Prepaid ICMS taxes in Brazil*	3,088	3,976
Prepaid R&D expense	881	1,356
Deposits on equipment	—	8,170
Other	4,999	3,602
Total other noncurrent assets	$13,827	$20,554

*	See Note 1(i).

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	May 28,	August 28,
	2021	2020
Accrued compensation	$27,672	$16,862
Line of credit	25,000	—
Accrued variable consideration	16,250	—
Deferred revenue	15,855	17,264
Current portion of lease liabilities	8,547	5,304
VAT and other transaction taxes payable	6,775	6,143
Income taxes payable	4,952	1,352
Derivative liabilities	3,420	912
Accrued warranty reserve	1,791	1,316
Other current liabilities	27,746	8,676
Total other current liabilities	$138,008	$57,829

Leases

The Company determines if an arrangement is a lease as well as the classification of the lease at inception for arrangements with an initial term of more than 12 months and classifies it as either finance or operating.

Operating leases are recorded in operating lease right-of-use assets, net, accrued liabilities, and long-term lease liabilities on the Company’s condensed consolidated balance sheets. For operating leases of buildings, the Company accounts for non-lease components, such as common area maintenance, as a component of the lease, and includes such in the initial measurement of the Company’s operating lease assets and corresponding liabilities. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.

The Company does not have financing leases as of May 28, 2021.

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

The components of lease costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 28, 2021	May 29, 2020	May 28, 2021	May 29, 2020
Operating lease cost	$2,856	$1,832	$6,310	$4,955
Variable lease cost	409	221	969	576
Short-term lease cost	106	36	221	252
Total lease costs	$3,371	$2,089	$7,500	$5,783
Weighted-average remaining lease term	6.4 years	7.5 years	6.4 years	7.5 years
Weighted-average discount rate	6.8%	7.9%	6.8%	7.9%

Future minimum undiscounted payments under the Company’s non-cancelable operating leases were as follows as of May 28, 2021 (in thousands):

Fiscal year ending August:	Amount
Remainder of 2021	$3,128
2022	10,663
2023	7,816
2024	4,536
2025	3,819
2026 and thereafter	18,822
Total	48,784
Less Short-term lease commitments	(135)
Less imputed interest	(11,739)
Present value of total lease liabilities	$36,910

Right-of-use assets obtained in exchange for new operating lease liabilities for the three and nine months ended May 28, 2021 were $13.6 million and $16.9 million, respectively, and $0.9 million and $8.9 million, respectively for the corresponding periods in fiscal 2020.

Noncontrolling Interest

In connection with the Company’s acquisition of the LED Business on March 1, 2021, the Company has a 51% ownership interest in Cree Venture LED Company Limited (the “Cree Joint Venture”), a joint venture with San’an. The Cree Joint Venture has a five-member board of directors, three of which are designated by the Company and two of which are designated by San’an. As a result of the Company’s majority voting interest, the Company consolidates the operations of the Cree Joint Venture and reports its results of operations within the Company’s LED Products segment.

The Cree Joint Venture has a manufacturing agreement pursuant to which San’an supplies the Cree Joint Venture with mid-power LED products, and the Company and the Cree Joint Venture have a sales agency agreement pursuant to which the Company is the independent sales representative of the Cree Joint Venture. The Cree Joint Venture produces and delivers to market high performing, mid-power lighting class LEDs serving the North and South America, Europe, Japan and China markets.

The 49% ownership interest held by San’an is classified as noncontrolling interest in the accompanying condensed consolidated balance sheet. Subsequent to the acquisition of the LED Business, noncontrolling interest increased by $0.6 million in the third quarter of fiscal 2021 for the San’an share of net income from the Cree Joint Venture.

(6)	Income Taxes

Provision for income taxes for the three and nine month periods presented consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2021	2020	2021	2020
Provision for income taxes	$4,010	$2,700	$8,485	$4,365

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to the Company and its subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes for the three and nine months ended May 28, 2021 increased by $1.3 million and $4.1 million, respectively, as compared to the same period in the prior year, primarily due to the profits and related taxes in non-U.S. jurisdictions.

As of May 28, 2021, the Company has a full valuation allowance for its net deferred tax assets associated with its U.S. operations.  The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

The holders of the Notes may convert their Notes at their option in the following circumstances:

•

during any fiscal quarter commencing after the fiscal quarter ending on May 28, 2021 (and only during such fiscal quarter), if the last reported sale price per ordinary share exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter;

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

The carrying value of the Notes is as follows (in thousands):

	May 28,	August 28,
	2021	2020
Principal	$250,000	$250,000
Unamortized debt discount	(43,009)	(48,586)
Unamortized issuance costs	(5,171)	(5,841)
Net carrying amount	$201,820	$195,573

As of May 28, 2021, the remaining life of the Notes was approximately 57 months. The unamortized debt discounts and unamortized debt issuance cost are amortized over the remaining useful life, using an effective interest rate of 7.06%.

As of May 28, 2021 the carrying value of the equity component was $50.8 million, net of the issuance costs of $1.7 million.

The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	May 28, 2021	May 29, 2020	May 28, 2021	May 29, 2020
Contractual interest expenses	$1,438	$1,391	$4,219	$1,688
Amortization of debt discount	1,864	1,707	5,577	2,106
Amortization of debt issuance costs	224	247	670	253
Total interest cost recognized	$3,526	$3,345	$10,466	$4,047

As of May 28, 2021 and August 28, 2020, the total estimated fair value for the Notes was determined to be $334.2 million and $221.5 million, respectively based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The Company considers the fair value of the Notes to be a Level 2 measurement due to the limited trading activity.

There are no future minimum principal payments made under the Notes as of May 28, 2021, the full amount of $250.0 million is due in fiscal 2026.

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

Purchase Price Note

In connection with the acquisition of the LED Business on March 1, 2021, the Company issued an unsecured promissory note to Cree in the amount of $125 million. The Purchase Price Note bears interest at LIBOR plus 3.0% and is due on August 15, 2023. Interest is payable quarterly, beginning in June 2021.

Amended Credit Agreement

On August 9, 2017, SMART Worldwide, SMART Modular Technologies (Global), Inc. (“Global”), and SMART Modular Technologies, Inc. (“SMART Modular”) entered into a Second Amended and Restated Credit Agreement (together with all related loan documents, as amended by the First and Second 2018 Amendments as defined below, the “2017 Credit Agreement”) with certain lenders.  The 2017 Credit Agreement amended and restated that certain Amended and Restated Credit Agreement dated as of November 5, 2016 (the “2016 Credit Agreement”), which had amended and restated that certain Credit Agreement dated as of August 26, 2011 (the “2011 Credit Agreement”). The Company’s subsidiaries that are named as borrowers in the 2017 Credit Agreement and certain other subsidiaries that entered into a guarantee with respect to the 2017 Credit Agreement, including Penguin, SMART EC and

SMART Wireless, are collectively referred to as the “Loan Parties” and together with SMART Modular Technologies Sdn. Bhd. (“SMART Malaysia”), the “Credit Group.” The 2017 Credit Agreement provided for $165 million of initial term loans (the “Initial Term Loan”) with a maturity date of August 9, 2022 and $50 million of revolving loans with a maturity date of February 9, 2021 (the “Initial Revolver Maturity Date”) which revolving loan maturity date would have automatically extended to February 9, 2022 if the total leverage ratio of the Credit Group was less than 3.0:1.0 on the Initial Revolver Maturity Date. SMART Global Holdings was not a party to the 2011, 2016 or 2017 Credit Agreements.

On June 8, 2018, SMART Worldwide, Global and SMART Modular entered into an Incremental Facility Agreement (the “First 2018 Amendment”) which provided for incremental term loans under the 2017 Credit Agreement in the aggregate amount of $60 million (the “Incremental Term Loans”) which Incremental Term Loans were on substantially identical terms as the Initial Term Loans. Pursuant to the First 2018 Amendment, the borrowers agreed to pay the structuring advisor a $0.6 million fee pursuant to a separate agreement.

On October 2, 2018, SMART Worldwide, Global and SMART Modular entered into a Second Amendment to the Amended Credit Agreement (the “Second 2018 Amendment”) which did not become effective until October 25, 2018 and which, among other things, created certain holidays from principal repayments.

The 2017 Credit Agreement was jointly and severally guaranteed on a senior basis by certain subsidiaries of Global (excluding, among other subsidiaries, SMART Malaysia). In addition, the 2017 Credit Agreement was secured by a pledge of the capital stock of, or equity interests in, most of the subsidiaries of SMART Worldwide (including, without limitation, SMART Malaysia, Penguin, SMART EC and SMART Wireless) and by substantially all of the assets of the subsidiaries of SMART Worldwide, excluding the assets of SMART Malaysia and certain other subsidiaries.

Covenants. The 2017 Credit Agreement contained various representations and warranties and affirmative and negative covenants that are usual and customary for loans of this nature including, among other things, limitations on the Credit Group’s ability to engage in certain transactions, incur debt, pay dividends, and make investments. The 2017 Credit Agreement also required that the Credit Group maintain a Secured Leverage Ratio not in excess of 3.5:1.0 as of the end of each fiscal quarter (commencing with the fiscal quarter ending November 24, 2017) and puts restrictions on the Credit Group’s ability to retain cash proceeds from the sale of certain assets with net proceeds in excess of $2 million, subject to customary six-month reinvestment rights. The First 2018 Amendment required the Credit Group to repay the Penguin Credit Facility, as defined below, and to pledge as collateral, all of the capital stock of and substantially all of the assets of Penguin within 60 days after the closing of the Penguin acquisition.

Interest and Interest Rates. Loans under the 2017 Credit Agreement accrued interest at a rate per annum equal to an applicable margin plus, at the borrowers’ option, either a LIBOR rate, or a base rate. The applicable margin for term loans with respect to LIBOR borrowings was 6.25% and with respect to base rate borrowings was 5.25%. The interest rate on the Initial Term Loans and Incremental Term Loans was 8.16% and 8.14% through the third quarter of fiscal 2020, respectively.

Under the 2017 Credit Agreement, the applicable margin for revolving loans adjusted every quarter based on the Secured Leverage Ratio for the most recent fiscal quarter with the applicable margin for revolving loans with respect to LIBOR borrowings ranging from 3.75% to 4.00% and the applicable margin for revolving loans with respect to base rate borrowings ranging from 2.75% to 3.00%.

Interest on base rate loans were payable on the last day of each calendar quarter. Interest on LIBOR-based loans was payable every one, two, three, six, nine or twelve months after the date of each borrowing, dependent on the particular interest rate period selected with respect to such borrowing.

Principal Payments. The 2017 Credit Agreement required quarterly repayments of principal under the Initial Term Loans equal to 2.5% of $165 million, or $4.1 million per fiscal quarter and, commencing on November 30, 2018, quarterly repayments of principal under the Incremental Term Loans equal to 2.5% of $60 million, or $1.5 million per fiscal quarter.  As a result of the Second Amendment, the borrowers were granted a holiday in fiscal 2019 from the obligation to make quarterly repayments of principal under the Initial Term Loans and the Incremental Term Loans.

Prepayments. The borrowers have the right at any time to make optional prepayments of the principal amounts outstanding under the 2017 Credit Agreement provided that prepayments of principal which are voluntary or will be made in connection with certain transactions were subject to prepayment premiums of 3%, 2%, and 1% during the first, second and third years, respectively, after the effective date of the 2017 Credit Agreement.

The 2017 Credit Agreement also requires certain mandatory prepayments of principal whereby the borrowers must prepay outstanding loans, subject to certain exceptions, which include, among other things:

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

•	100% of the net cash proceeds of incurrence of certain debt by Global or any of its restricted subsidiaries, other than proceeds from debt permitted to be incurred under the 2017 Credit Agreement.

On June 2, 2017, SMART Global Holdings contributed to Global $61.0 million from the proceeds of the IPO closed in May 2017. Global in turn used the proceeds to pay down the original term loans under the 2011 Credit Agreement, as required under the 2016 Credit Agreement, which resulted in a $6.7 million loss on early repayment of long-term debt. As of August 9, 2017, prior to the one year anniversary of the 2016 Credit Agreement, the Credit Group entered into the 2017 Credit Agreement with new term loans in the aggregate principal amount of $165 million with different lenders. The proceeds from the 2017 Credit Agreement were used to fully repay and refinance the term loans under the 2016 Credit Agreement in the principal amount of $151.0 million, which resulted in a write off of $15.2 million of original issue discount and debt issuance costs as an extinguishment loss.

Term loans under the 2017 Credit Agreement were issued at a discount of 2.0% of the then outstanding principal amount of $165 million, for a discount of $3.3 million. The Company incurred $8.7 million debt issuance costs upon entering into the 2017 Credit Agreement, of which $5.3 million was attributable to the term loans and recorded as a direct reduction to the face amount of the term loans, and $3.4 million was allocated to the revolving line of credit and recorded as a separate asset on the balance sheet. Debt issuance costs and debt discount related to term loans are being amortized to interest expense based on the effective interest rate method over the life of the term loans. Those fees allocated to the revolving line of credit were amortized to interest expense ratably over the life of the revolving line of credit.

In February 2020, the Company used net proceeds from the offering of the Notes to repay in full all outstanding principal balances, and to pay the associated prepayment premiums, accrued and unpaid interest and related fees and expenses, of the term loans under the 2017 Credit Agreement. The Company paid $208.7 million toward the full repayment of the outstanding debt including $202.9 million of principal, $3.8 million of accrued interest and $2.0 million of prepayment premiums. Unamortized debt discounts and issuance costs as of February 11, 2020 amounted to $4.6 million. As a result of the early repayment of the term loans the Company recognized a loss on extinguishment of debt in other expense, net of $6.6 million.

On March 6, 2020, SMART Worldwide, Global and SMART Modular entered into a third amended and restated credit agreement (the “Amended Credit Agreement”) which amended and restated the 2017 Credit Agreement, including amendments thereto.  SMART Global Holdings is not a party to the Amended Credit Agreement.

The Amended Credit Agreement provides for an extension of the maturity on the $50 million revolving credit facility from February 9, 2021, to March 6, 2025.

The Amended Credit Agreement also reduces the applicable margin on revolving loans incurred thereunder. Under the Amended Credit Agreement, loans bear interest at a rate per annum equal to either, at the borrowers’ option, a LIBOR rate or a base rate, in each case plus an applicable margin. The applicable margin was reduced by 25 basis points and is now (i) 3.75% per annum with respect to LIBOR borrowings, and 2.75% per annum with respect to base rate borrowings when the First Lien Leverage Ratio, as defined in the Amended Credit Agreement, is greater than 2.25 to 1.00 and (ii) 3.50% per annum with respect to LIBOR borrowings, and 2.50% per annum with respect to base rate borrowings when the First Lien Leverage Ratio is less than or equal to 2.25 to 1.00.

The Amended Credit Agreement also modifies the financial maintenance covenant included therein to be set at a First Lien Leverage Ratio of 3.50 to 1.00 and to be applicable only if drawn revolving loans (plus issued letters of credit in excess of $10 million) outstanding as of the last day of any quarter exceed 30% of the aggregate revolving commitments available under the Amended Credit Agreement.

The Amended Credit Agreement also increases the cap on the run rate cost savings add-back to the definition of Consolidated EBITDA to 35%, from 20% in the 2017 Credit Agreement and extends the time period for run rate cost savings actions to 24 months, from 12 months in the 2017 Credit Agreement.

The Amended Credit Agreement also makes certain changes and/or improvements to the covenants and other terms in the 2017 Credit Agreement, including, among other things, (i) the elimination of the quarterly/annual lender call requirements, (ii) the expansion of the provisions for “Limited Conditionality Transactions” to include dividend declarations and irrevocable prepayment notices, (iii) the addition of debt and lien baskets permitting the incurrence of up to $150 million of “asset-based” revolving facilities, (iv) the addition of certain debt and lien baskets permitting the incurrence of additional debt and liens based on compliance with certain specified leverage and/or interest coverage ratios and (v) adjustments to threshold amounts and baskets under certain other covenants.

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

As a result of the Amended Credit Agreement, approximately $0.2 million was recognized as loss on extinguishment in Other expenses, net in fiscal 2020, which relates to costs from replacing one of the banks participating in the new credit agreement.

During the three and nine months ended May 28, 2021 and May 29, 2020, the borrowers made scheduled principal payments of $0, $0, $0 and $5.6 million, respectively. No mandatory prepayments were required for the three and nine months ended May 28, 2021 or for fiscal 2020.  As of May 28, 2021 and August 28, 2020, the outstanding principal balance of all term loans under the Amended Credit Agreement was $0 and there were no outstanding revolving loans.

ABL Credit Agreement

On December 23, 2020, SMART Modular, SMART EC, Penguin (Penguin together with SMART Modular and SMART EC, collectively the “ABL Borrowers”), certain other U.S. subsidiaries of the Company party thereto as guarantors (such other U.S. subsidiaries, together with the Borrowers, collectively the “ABL Loan Parties”) entered into a Loan, Guaranty and Security Agreement (the “ABL Credit Agreement”) with the financial institutions party to the ABL Credit Agreement from time to time as lenders (the “ABL Lenders”), and Bank of America, N.A., as administrative agent for the ABL Lenders.

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

The ABL Credit Agreement is jointly and severally guaranteed on a senior basis by the ABL Loan Parties. In addition, the ABL Credit Agreement is secured by a pledge of the capital stock of, or equity interests in, the ABL Loan Parties and by substantially all of the assets of the ABL Loan Parties subject to customary exceptions. In connection with the ABL Credit Agreement, the ABL Loan Parties entered into a customary intercreditor agreement (the “Intercreditor Agreement”) in relation to the Amended Credit Agreement which Intercreditor Agreement governs how the collateral securing the respective obligations under the ABL Credit Agreement and the Amended Credit Agreement will be treated among the secured parties. Pursuant to the ABL Credit Agreement and Intercreditor Agreement, the obligations under the ABL Credit Agreement are secured by (1) a first-priority security interest, subject to certain customary exceptions, in assets held by the ABL Loan Parties consisting of accounts receivable, inventory and intangible assets to the extent attached to the foregoing, books and records related to the foregoing and the proceeds thereof, and (2) a second-priority security interest, subject to certain customary exceptions, in substantially all other present and future tangible and intangible assets held by the ABL Loan Parties and proceeds of the foregoing; and the obligations under the Amended Credit Agreement are secured by (1) a second-priority security interest, subject to certain customary exceptions, in assets held by the ABL Loan Parties consisting of accounts receivable, inventory and intangible assets to the extent attached to the foregoing, books and records related to the foregoing and the proceeds thereof, and (2) a first-priority security interest in, subject to certain customary exceptions, substantially all other present and future tangible and intangible assets held by the Loan Parties and proceeds of the foregoing.

As of May 28, 2021 and August 28, 2020, outstanding principal balance of the ABL Credit Agreement was $25.0 million and $0, respectively.

FINEP Credit Agreement

In December 2020, SMART Brazil entered into a credit facility with the Funding Authority for Studies and Projects, or “FINEP”, referred to as the FINEP Credit Agreement. FINEP is an organization of the Brazilian federal government under the Ministry of Science, Technology and Innovation, devoted to funding science and technology in the country. Under the FINEP Credit Agreement, a total of R$102.2 million (or $18.9 million) has been made available to SMART Brazil for investments in technology innovation projects that will be used in infrastructure and research and development conducted in Brazil  as well as for acquisitions of equipment.

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

The first advance in the amount of R$60.7 million (or $11.7 million) was received on December 30, 2020. As of May 28, 2021 and August 28, 2020, outstanding principal balance of the FINEP Credit Agreement was $R60.7 million (or $11.2 million) and $0, respectively.

The fair value of amounts outstanding under the FINEP Credit Agreements as of May 28, 2021 and August 28, 2020 were estimated to be approximately $10.1 million and $0, respectively. Since the Company used broker quotes from inactive markets and there were no unobservable inputs, this was treated as a Level 2 financial instrument.

BNDES Credit Agreements

In December 2013, SMART Brazil, entered into a credit facility with the Brazilian Development Bank, or BNDES (the “BNDES 2013 Credit Agreement”). Under the BNDES 2013 Credit Agreement, a total of R$50.6 million (or $9.7 million) was made available to SMART Brazil for investments in infrastructure, research and development conducted in Brazil and acquisitions of equipment not otherwise available in the Brazilian domestic market. SMART Brazil’s obligations under the BNDES 2013 Credit Agreement were guaranteed by Banco Itaú BBA S.A., or Itaú Bank, which guarantee was in turn secured by a guarantee from SMART Brazil and SMART do Brazil and a commitment by SMART Brazil to maintain minimum cash balances with Itaú Bank equal to 11.85% of the maximum aggregate balance of principal, interest and fees outstanding under the BNDES 2013 Credit Agreement.

Approximately half of the available debt under the BNDES 2013 Credit Agreement accrued interest at a fixed rate while the other half accrued interest at a floating rate. The facility under the BNDES 2013 Credit Agreement was a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2015 with the final principal payment paid on July 15, 2019.

In December 2014, SMART Brazil, entered into a second credit facility with BNDES, referred to as the BNDES 2014 Credit Agreement. The BNDES 2013 Credit Agreement and the BNDES 2014 Credit Agreement are collectively referred to as the BNDES Agreements. Under the BNDES 2014 Credit Agreement, a total of R$52.8 million (or $10.1 million) was made available to SMART Brazil for research and development conducted in Brazil related to integrated circuit packaging and for acquisitions of equipment not otherwise available in the Brazilian domestic market.

The available debt under the BNDES 2014 Credit Agreement accrued interest at a fixed rate of 4% per annum. The BNDES 2014 Credit Agreement is a term loan fully amortizing in 48 equal monthly installments beginning on August 15, 2016 with the final principal paid on July 15, 2020.

As of May 28, 2021 and August 28, 2020, SMART Brazil had no outstanding debt under both the BNDES 2013 and 2014 Credit Agreements.

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

The Convertible Senior Notes, due 2026, Purchase Price Note, due 2023, FINEP Credit Agreement and ABL Credit Agreement are classified as follows in the accompanying consolidating balance sheets (in thousands):

	May 28,	August 28,
	2021	2020

Notes	$250,000	$250,000
Purchase price note	125,000	—
FINEP loan	11,228	—
Unamortized debt discount	(43,010)	(48,586)
Unamortized debt issuance costs	(5,171)	(5,841)
Long-term debt	$338,047	$195,573

The future minimum principal payments under the Notes, FINEP Credit Agreement and Purchase Price Note as of May 28, 2021 are (in thousands):

	Notes	Purchase Price Note	FINEP	TOTAL
Fiscal year ending August:
Remainder of fiscal 2021	$—	$—	$—	$—
2022	—	—	335	335
2023	—	125,000	2,011	127,011
2024	—	—	2,011	2,011
2025	—	—	2,011	2,011
2026	250,000	—	2,011	252,011
2027	—	—	2,011	2,011
2028	—	—	838	838
Total	$250,000	$125,000	$11,228	$386,228

(8)	Financial Instruments

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

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s Level 3 liabilities include the contingent consideration related to the acquisition of the LED business (see Note 2), which had a fair value of $44.5 million as of May 28, 2021.

Assets and liabilities measured at fair value on a recurring basis include the following (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Observable/ Unobservable Inputs Corroborated by Market Data (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Balances as of May 28, 2021:
Assets
Cash and cash equivalents	$188,992	$—	$—	$188,992
Total assets measured at fair value	$188,992	$—	$—	$188,992
Liabilities
Derivative financial instruments(1)	$—	$3,420	$—	$3,420
Acquisition-related contingent consideration (3)	—	—	44,500	44,500
Total liabilities measured at fair value	$—	$3,420	44,500	$47,920

Balances as of August 28, 2020:
Assets
Cash and cash equivalents	$150,811	$—	$—	$150,811
Derivative financial instruments(2)	—	112	—	112
Total assets measured at fair value	$150,811	$112	$—	$150,923
Liabilities
Derivative financial instruments(1)	$—	$912	$—	$912
Total liabilities measured at fair value	$—	$912	$—	$912

(1)	Included in other current liabilities on the Company’s condensed consolidated balance sheets - see Note 4.
(2)	Included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets - see Note 4.
(3)	Included in other long-term liabilities on the Company’s condensed consolidated balance sheets.

(9)	Share-Based Compensation and Employee Benefit Plans
(a)	Share-Based Compensation

Equity Awards

On August 26, 2011, the board of directors adopted the Saleen Holdings, Inc. 2011 Stock Incentive Plan which was amended and restated as of May 18, 2017 to be known as the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan. On January 29, 2019, the shareholders approved an amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan (as amended, the “Original SGH Plan”) which amendment increased the reserve under the Original SGH Plan by 1,500,000 shares effective as of February 1, 2019. On February 12, 2021 the shareholders approved an amendment to the Original SGH Plan (as further amended, the “SGH Plan”), which amendment increased the reserve under the Original SGH Plan by 1,000,000 shares effective February 12, 2021. The SGH Plan provides for grants of equity awards to employees, directors and consultants of SMART Global Holdings and its subsidiaries. As of February 15, 2021, the Board of Directors approved the SMART Global Holdings, Inc. 2021 Share Inducement Plan (the “Inducement Plan,” together with the SGH Plan the “SGH Plans”), which authorizes an additional 2,000,000 shares available for grant under the terms of the plan. Options granted under the SGH Plan provide the option to purchase SMART Global Holdings’ ordinary shares at the fair value of such shares on the grant date. Options and RSUs under the SGH Plans generally vest over a four-year period beginning on the grant date and generally have a ten-year term. Options granted after August 26, 2011 and before September 23, 2014 have an eight year term. As of May 28, 2021, there were 5,684,558 ordinary shares reserved for issuance under the SGH Plans, of which 1,911,550 ordinary shares were available for grant under the SGH Plan and 882,713 ordinary shares were available for grant under the Inducement Plan. As of August 28, 2020, there were 4,545,631 ordinary shares reserved for issuance under the SGH Plan, of which 1,432,721 ordinary shares were available for grant.

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

The following assumptions were used to value the Company’s stock options:

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2021	2020	2021	2020
Stock options:
Expected term (years)	—	6.25	6.25	6.25
Expected volatility	—	57.10%	57.10%	46.10% - 57.10%
Risk-free interest rate	—	0.40%	0.49%	0.40% - 1.68%
Expected dividends	—	—	—	—

SGH Plan—Options

A summary of option activity for the SGH Plan is presented below (dollars and shares in thousands, except per share data):

			Weighted
		Weighted	average
		average	remaining
		per share	contractual	Aggregate
		exercise	term	intrinsic
	Shares	price	(years)	value
Options outstanding at August 28, 2020	2,109	$29.45	6.95	$7,225
Options granted	250	26.99
Options exercised	(353)	27.03
Options cancelled	(27)	32.09
Options outstanding at May 28, 2021	1,979	$29.53	6.60	$35,352
Options exercisable at May 28, 2021	978	$28.76	5.92	$18,235

In March 2018, the Company granted two performance-based stock options that contained a stock market index as a benchmark for performance (“Market-Based Options”). The share-based compensation expense for these options is recognized over the requisite service period by tranche. The exercisability of Market-Based Options will depend upon the 30-trading day rolling average closing price of Company’s ordinary shares. If the target price is not achieved by the end of 4th or 7th anniversary of the respective grant date, the options will expire. The fair value of Market-Based Options was determined by using a Monte Carlo valuation model, using the following assumptions: expected term (years) 1.10 – 4.00, expected volatility 46.29%, risk-free interest rate 2.75% and no expected dividend. One of the performance-based stock options was cancelled in November 2019, resulting in an additional $2.0 million share-based compensation expense recorded in the first quarter of fiscal 2020. In August 2020, the Company modified the remaining performance-based stock options to remove one of the service conditions to allow the continuation of vesting of the unvested options subject to the remaining service condition. This modification led to an updated fair value using the Monte Carlo valuation model for the Market-Based Options, with the following assumptions: expected volatility 56.07% and risk-free interest rate 0.34%. The modification of this option, as well as a time-based option also granted in March 2018, led to a reversal of $2.3 million share-based compensation expense in the fourth quarter of fiscal 2020.

The Black-Scholes weighted average fair value of options granted under the SGH Plan during the three and nine months ended May 28, 2021 was $0 and $13.30 per share, respectively, and $9.76 and $9.89 per share, respectively for the corresponding periods of fiscal 2020.  The total intrinsic value of employee stock options exercised in the three and nine months ended May 28, 2021 was $4.0 million and $6.4 million, respectively and $0.1 million and $2.6 million, respectively for the corresponding periods of fiscal 2020.  As of May 28, 2021, there was approximately $8.1 million of unrecognized compensation costs related to stock options under the SGH Plan, which will be recognized over a weighted average period of 1.80 years.

SGH Plan—Restricted Stock Awards (“RSAs”), Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”)

A summary of the changes in RSAs and RSUs outstanding is presented below (dollars and shares in thousands, except per share data):

		Weighted
		average
		grant date	Aggregate
		fair value	intrinsic
	Shares	per share	value
Awards outstanding at August 28, 2020	1,273	$26.19	$31,721
Awards granted	2,256	35.30
Awards vested and released	(537)	26.25
Awards forfeited and cancelled	(80)	34.52
Awards outstanding at May 28, 2021	2,912	$33.01	$138,015

In May 2020, the Company granted a performance-based RSA which has both service and performance conditions.  In October 2020, the Company modified this RSA, as well as another time-based RSA, to immediately vest and release; this resulted in an additional $5.8 million share-based compensation expense in the three months ended November 27, 2020 and the nine months ended May 28, 2021.

In May 2019, the Company granted a PSU which has both service and performance conditions. As of November 29, 2019, the Company deemed it probable that the service condition would be met, however, since the attainment of the performance condition for this award changed to not probable, there was $0.8 million of share-based compensation expense reversed for this award in the three months ended November 29, 2019.

The share-based compensation expense related to RSAs, RSUs and PSUs during the three and nine months ended May 28, 2021 was approximately $6.1 million and $18.3 million, respectively, and $2.9 million and $7.3 million for the corresponding period in fiscal 2020.  The total fair value of shares vested during the three and nine months ended May 28, 2021 was approximately $7.3 million and $18.7 million, respectively, and $1.5 million and $7.4 million, respectively for the corresponding periods of fiscal 2020. As of May 28, 2021, there was approximately $86.9 million of unrecognized compensation costs related to awards under the SGH Plan, which will be recognized over a weighted average period of 3.22 years.

Employee Stock Purchase Plan

In January 2018, the Company’s shareholders approved the SGH 2018 Employee Share Purchase Plan (the “Purchase Plan”) under which an aggregate of 650,000 of ordinary shares have been approved for issuance to eligible employees. The Purchase Plan generally permits employees to purchase ordinary shares at 85% of the lower of the fair market value of the ordinary shares at the beginning of the offering period or at the end of purchase period, which is generally six months. Rights to purchase ordinary shares are granted during the first and third quarter of each fiscal year.  The Purchase Plan terminates in January 2028. As of May 28, 2021, 443,437 ordinary shares have been purchased under the Purchase Plan and 806,563 ordinary shares are reserved for future purchases by eligible employees. As of August 28, 2020, 266,816 ordinary shares have been purchased under the Purchase Plan and 683,184 ordinary shares are reserved for future purchases by eligible employees.

Equity Rights and Restrictions

The holders of ordinary shares of SMART Global Holdings are entitled to such dividends and other distributions as may be declared by the board of directors of SMART Global Holdings from time-to-time, out of the funds of SMART Global Holdings lawfully available therefor.

Substantially all SMART Global Holdings shares owned by employees, by certain former lenders of the Company, and all shares underlying the SMART Global Holdings options, PSUs and RSUs are subject to either the Employee Investors Shareholders Agreement dated August 26, 2011 (the “Employee Investors Shareholders Agreement”), the Amended and Restated Investors Shareholders Agreement dated as of November 5, 2016 (as amended by Amendment No. 5, Amendment No. 4, Amendment No. 3,

Amendment No. 2 and subsequent amendments, the “Amended and Restated Investors Shareholders Agreement”) and the Amended and Restated Sponsors Shareholders Agreement dated May 30 2017 (as amended, the Sponsor Shareholder Agreement; the Employee Investors Shareholders Agreement, the Amended and Restated Investors Shareholders Agreement and the Sponsor Shareholder Agreement are collectively referred to as the “Shareholders Agreements”). Under the terms of the Shareholders Agreements, such shares are subject to certain restrictions on sale and could become subject to lock-up restrictions in the event of any future registered public offerings by the Company.

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

The Company offers a 401(k) Plan to U.S. employees, which provides for tax-deferred salary deductions for eligible U.S. employees. Employees may contribute up to 60% of their annual eligible compensation to this plan, limited by an annual maximum amount determined by the U.S. Internal Revenue Service. The Company may also make discretionary matching contributions, which vest immediately, as periodically determined by management. The matching contributions made by the Company during the three and nine months ended May 28, 2021 were approximately were approximately $1.0 million and $2.4 million, respectively and $0.7 million and $1.8 million, respectively for the corresponding periods of fiscal 2020.

(10)	Commitments and Contingencies
(a)	Commitments

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases during the three and nine months ended May 28, 2021 was $3.4 million and $7.5 million, respectively, and $2.1 million and $5.8 million, respectively for the corresponding periods of fiscal 2020.

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

The following table reconciles the changes in the Company’s accrued warranty (in thousands):

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2021	2020	2021	2020
Beginning accrued warranty reserve	$1,255	$1,608	$1,316	$1,770
Warranty claims	(334)	(452)	(868)	(1,588)
LED business acquired warranty reserves	427	—	427	—
Provision for product warranties	443	181	916	1,155
Ending accrued warranty reserve	$1,791	$1,337	$1,791	$1,337

Product warranty reserves are recorded in other current liabilities in the accompanying condensed consolidated balance sheets.

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

Indemnification Claims by SanDisk

In August 2013, the Company completed the sale (the “Sale”) of substantially all of the business unit which was focused on solid state drives, to SanDisk Corporation (now a part of Western Digital). In connection with the Sale the sale agreement (the “Sale Agreement”) contained certain indemnification obligations, including, among others, for losses arising from breaches of representations and warranties relating to the Sale. These indemnification obligations are subject to a number of limitations, including certain deductibles and caps and limited time periods for making indemnification claims. On August 21, 2014, SanDisk made a claim against the Company under the indemnification provisions of the Sale Agreement in connection with a lawsuit filed by Netlist, Inc. (“Netlist”) against SanDisk alleging that certain products sold in the Sale infringe various Netlist patents, which SanDisk in turn alleges would, if true, constitute a breach of representations and warranties under the Sale Agreement. Under the Sale Agreement, the Company’s indemnification obligation in respect of intellectual property matters, such as those claimed by SanDisk, is subject to a deductible of approximately $1.8 million and a cap of $60.9 million. As required in the Sale Agreement, the SanDisk claim purported to include a preliminary good faith estimate of SanDisk’s alleged indemnifiable losses, which estimate was greater than the Sale Agreement cap for intellectual property matters. The Company believes that the allegations giving rise to the indemnification claim are without merit and the Company is disputing SanDisk’s claim for indemnification. In addition, there may be other grounds for the Company to dispute the indemnification claim and/or the amounts of any indemnifiable losses of SanDisk. On May 19, 2020 the court entered an order granting a joint stipulation of dismissal filed by Netlist and SanDisk. In November 2020, Western Digital made a request for reimbursement of legal fees in connection with this matter. The Company believes that this request is without merit.

(d)	Contingencies

Import Duty Tax assessment in Brazil

On February 23, 2012, SMART Brazil was served with a notice of a tax assessment for approximately R$117 million (approximately $21.7 million) (the “First Assessment”).   On March 6, 2012, SMART Brazil received a second notice of an additional administrative penalty of approximately R$6.0 million (approximately $1.1 million) directly related to the same issue (the “Second Assessment”) SMART Brazil objected to both assessments, the Brazilian authorities issued unanimous rulings in SMART Brazil’s favor, and both assessments have been definitively extinguished.

On December 12, 2013, prior to the First Assessment and Second Assessment having been extinguished, SMART Brazil received a third notice of assessment in the amount of R$3.6 million (approximately $0.7 million) (the “Third Assessment”). The Third Assessment relates to the same tax issues and penalties that were at issue in the First Assessment and Second Assessment. The Third Assessment, however, does not seek import duties and related taxes on Dynamic Random Access Memory (“DRAM”) products and only seeks import duties and related taxes on Flash unmounted components with respect to the months of January 2012 to June 2012. This is because SMART Brazil’s imports of DRAM unmounted components were subject to 0%, and, after June 2012, SMART Brazil’s imports of Flash unmounted components became subject to 0% import duties and related taxes, both as a result of PADIS. Even with this 0%, if SMART Brazil is found to have used the incorrect product classification code, SMART Brazil will be subject to an administrative penalty equal to 1% of the value of the imports. SMART Brazil believes it has used the correct product codes and intends to vigorously fight this matter and has filed defenses to the Third Assessment. On September 8, 2020, the first level administrative court unanimously ruled in favor of SMART Brazil with respect to the Third Assessment. Due to the size of the Third Assessment, Brazil law required that the tax authorities appeal the decision to CARF.

The amounts claimed by the tax authorities on the Third Assessment are subject to increases for interest and other charges, which resulted in a combined assessment balance of approximately R$5.8 million (or $1.1 million) as of May 28, 2021.

As a result of the CARF decisions in favor of SMART Brazil on the First Assessment and the Second Assessment, as well as the basis given by the tax authorities in favorably ruling on the Third Assessment, the Company believes that the probability of any material charges as a result of the Third Assessment is remote and the Company does not expect the resolution of this disputed assessment to have a material impact on its condensed consolidated financial position, results of operations or cash flows. While the Company believes that the Third Assessment is incorrect, there can be no assurance that SMART Brazil will prevail in the dispute.

(11)	Segment and Geographic Information

The Company’s chief operating decision-maker (“CODM”), the President and CEO, evaluates operating results to make decisions about allocating resources and assessing performance of the Company.  The Company operates in four segments consisting of Specialty Memory Products, Brazil Products, IPS (formerly SCSS) and LED Solutions. These segments are determined based on source of revenue and geography. The Company's CODM evaluates the operating results and performance of the segments based on gross profit and gross margin. The accounting policies and basis of presentation of the reportable segments are the same as those described in Note 1 – “Basis of Presentation”.

The following table shows operating results net of inter-segment revenues, which for the respective three and nine months ended, are not material to the financial statements (dollars in thousands):

	Three Months Ended					Nine Months Ended
	May 28, 2021					May 28, 2021
	Specialty	Brazil	IPS	LED	Total	Specialty	Brazil	IPS	LED	Total
Net Revenue	$121,620	$118,496	$95,857	$101,755	$437,728	$357,729	$326,808	$247,141	$101,755	$1,033,433
Adjusted Gross Profit	$22,299	$21,116	$22,139	$30,134	$95,688	$59,118	$54,646	$65,145	$30,134	$209,043
Adjusted Gross Margin	18%	18%	23%	30%	22%	17%	17%	26%	30%	20%

Adjusted Gross Profit and Adjusted Gross Margin excludes share-based compensation (see Note 1(q)), intangible amortization (see Note 1(l)), LED net inventory adjustment ($7.1 million) and corporate expenses ($8 thousand and $15 thousand, respectively).

	Three Months Ended					Nine Months Ended
	May 29, 2020					May 29, 2020
	Specialty	Brazil	IPS	LED	Total	Specialty	Brazil	IPS	LED	Total
Net Revenue	$127,700	$92,701	$60,886	—	$281,287	$342,685	$284,400	$198,262	—	$825,347
Adjusted Gross Profit	$21,047	$19,685	$14,907	—	$55,639	$61,166	$50,840	$52,312	—	$164,318
Adjusted Gross Margin	16%	21%	24%		20%	18%	18%	26%		20%

Adjusted Gross Profit and Adjusted Gross Margin excludes share-based compensation (see Note 1(q)), intangible amortization (see Note 1(l)) and corporate expenses ($0.1 million and $0.2 million, respectively).

A summary of the Company’s net sales by geographic area, based on the ship-to location of the customer, property and equipment by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2021	2020	2021	2020
Geographic Net Sales:
U.S.	$179,478	$131,596	$423,576	$362,215
Brazil	119,112	92,687	327,456	285,059
China	73,666	23,197	130,171	67,627
Europe	25,849	8,575	54,461	29,917
Other	39,623	25,232	97,769	80,529
Total	$437,728	$281,287	$1,033,433	$825,347

	May 28,	August 28,
	2021	2020
Property and Equipment, Net:
U.S.	$24,924	$11,635
Brazil	53,782	30,648
Malaysia	10,613	10,209
China	61,837	—
Other	2,105	2,213
Total	$153,261	$54,705

(12)	Major Customers

A majority of the Company’s net sales are attributable to customers operating in the information technology industry. Net sales to significant end user customers, including sales to their manufacturing subcontractors, defined as net sales in excess of 10% of total net sales, are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	May 28, 2021		May 29, 2020		May 28, 2021		May 29, 2020
	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales	Amount	Percentage of net sales
Customer A(1)	$61,177	14%	—	—	—	—	—	—
Customer B(2)	46,575	11%	—	—	—	—	—	—
Customer C(2)	—	—	38,778	14%	143,019	14%	144,847	18%
Customer D(3)	—	—	35,087	12%	—	—	89,834	11%
	$107,752	25%	$73,865	26%	$143,019	14%	$234,681	29%

(1)	IPS customer
(2)	Brazil customer
(3)	Specialty customer

As of May 28, 2021, three direct customers that represented less than 10% of net sales, Customer E, F and G, each accounted for approximately 15%, 13% and 13% of accounts receivable, respectively. As of August 28, 2020, two direct customers that represented less than 10% of net sales, Customers E and F, accounted for approximately and 19% and 15% of accounts receivable, respectively.

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

Until the third quarter of fiscal 2021, the Company’s weighted average ordinary share price since the issuance of the Notes has been below the conversion price. For the three months ended May 28, 2021, the weighted average ordinary share price was above the conversion price, and as such, the Notes would have been dilutive and included in dilutive shares had it not been for the net loss in the quarter. For the nine months ended May 28, 2021 and the three- and nine-months ended May 29, 2020, as a result of being below the conversion price, the Notes were anti-dilutive and were excluded from dilutive shares.

The following table sets forth for all periods presented the computation of basic and diluted earnings per share, including the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share (dollars and shares in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(6,654)	$825	$1,217	$(8,671)
Net income attributable to noncontrolling interest	557	—	557	—
Net income (loss) attributable to SGH	$(7,211)	$825	$660	$(8,671)
Denominator:
Weighted average shares outstanding:
Basic	24,035	24,066	24,843	23,895
Diluted	24,035	24,431	25,902	23,895
Earnings per share:
Basic	$(0.30)	$0.03	$0.03	$(0.36)
Diluted	$(0.30)	$0.03	$0.03	$(0.36)
Anti-dilutive weighted shares excluded from the computation of diluted earnings per share	233	7,892	7,551	7,236

(14)	Other Income (Expense), Net

The following table provides the detail of other expense, net as follows (in thousands):

	Three Months Ended		Nine Months Ended
	May 28,	May 29,	May 28,	May 29,
	2021	2020	2021	2020
Foreign currency losses	$(994)	$(484)	$(1,195)	$(2,586)
Loss on capped call mark-to-market adjustment	—	(2,924)	—	(7,719)
Loss on early extinguishment of debt	—	(192)	—	(6,822)
Other	505	155	8	456
Total other expense, net	$(489)	$(3,445)	$(1,187)	$(16,671)

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

Overview

SMART Global Holdings businesses are leading designers and manufacturers of electronics for computing, memory and specialty LED solutions.  The Company specializes in application-specific product development and support for customers in enterprise, government, OEM and other distribution and sales channels. Customers rely on SMART as a strategic partner with the highest quality technology products, customer service, technical support, and worldwide supply chain and logistics excellence. The Company targets customers in markets such as computing, including edge computing and high performance computing, communications, storage, networking, mobile, industrial automation, internet of things, industrial internet of things, government, military and lighting.  The Company operates in four segments: Specialty, Brazil, IPS, and LED.

Recent Developments

Acquisition of LED Business

On March 1, 2021, pursuant to the CreeLED Purchase Agreement, the Company acquired the Cree LED Business and assumed certain liabilities related to Cree’s LED Business. The purchase price for the LED Business consisted of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) the Purchase Price Note, (iii) an earn-out payment of up to $125 million based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing, with a minimum payment of $2.5 million, payable in the form of an unsecured promissory note to be issued by the Company, and (iv) the assumption of certain liabilities. The Purchase Price Note bears interest at LIBOR plus 3.0% and is due on August 15, 2023. The Earnout Note will begin to bear interest upon completion of the Earnout Period at LIBOR plus 3.0% and is due on March 27, 2025.

In connection with this transaction, Cree and the Company also entered into certain ancillary and related agreements, including (i) an Intellectual Property Assignment and License Agreement, (ii) a Transition Services Agreement, (iii) a Wafer Supply and Fabrication Services Agreement, and (iv) a Real Estate License Agreement.

COVID-19

The outbreak of coronavirus disease 2019 (“COVID-19”) has resulted in substantial loss of life, economic disruption, and government intervention worldwide. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, the pandemic resulted in reduced sales volumes of certain product lines within IPS in the second half of fiscal 2020 as well as in the first three quarters of fiscal 2021. COVID-19 also disrupted our product development, marketing and corporate development activities. Our recently acquired LED Business experienced similar impacts from the pandemic from early in calendar 2020.  If these conditions continue, or if we have an outbreak in any of our facilities, such reduced sales volumes may continue or worsen and we may, among other issues, experience, in any or all product lines, delays in product development, a decreased ability to support our customers, disruptions in sales and manufacturing activities and overall reduced productivity each of which could have a negative impact on our ability to meet customer commitments and on our revenue and profitability. The reduction of investment in new capacity due to the pandemic, coupled with strong demand to expand delivery and logistics, internet and cloud services as well as a rebound in economic conditions and general demand at a pace faster than expected, has resulted in significant supply shortages that may impact our ability to manufacture products for our customers and may result in rising prices of the materials we need to manufacture our products. We may not be able to pass on these rising costs to our customers which could result in a negative impact to our gross margins.  Furthermore, if there is a significant outbreak or if travel restrictions or stay-at-home or work remote or from home conditions or other governmental or voluntary restrictions relating to the COVID-19 pandemic significantly impact our suppliers’ ability to manufacture or deliver raw materials or provide key components or services, we could experience more delays or reductions in our ability to manufacture and ship products to our customers.  While certain segments of our customer base are experiencing strong demand, the pandemic may negatively impact the demand for other segments for our customer base or those customers’ ability to manufacture their products, which could reduce their demand for our products or services. The COVID-19 pandemic also disrupted our product development, marketing and corporate development activities.

Results of Operations

The following is a summary of our results of operations for the three and nine months ended May 28, 2021 and May 29, 2020:

	Three Months Ended				Nine Months Ended
	May 28, 2021	% of sales*	May 29, 2020	% of sales*	May 28, 2021	% of sales*	May 29, 2020	% of sales*
	(in thousands, other than percentages and per share data)				(in thousands, other than percentages and per share data)
Condensed Consolidated Statements of Operations:
Net sales	$437,728	100%	$281,287	100%	$1,033,433	100%	$825,347	100%
Cost of sales (1)(2)	353,241	81%	227,054	81%	842,847	82%	665,288	81%
Gross profit	84,487	19%	54,233	19%	190,586	18%	160,059	19%
Operating expenses:
Research and development (1)	16,718	4%	14,436	5%	32,534	3%	44,023	5%
Selling, general and administrative (1) (2)	48,475	11%	29,733	11%	118,195	11%	91,935	11%
Change in estimated fair value of acquisition-related contingent consideration	16,400	4%	—	—	16,400	2%	—	—
Total operating expenses	81,593	19%	44,169	16%	167,129	16%	135,958	16%
Income from operations	2,894	1%	10,064	4%	23,457	2%	24,101	3%
Other expense, net:
Interest expense, net	(5,049)	(1%)	(3,094)	(1%)	(12,568)	(1%)	(11,736)	(1%)
Other expense, net	(489)	0%	(3,445)	(1%)	(1,187)	0%	(16,671)	(2%)
Total other expense	(5,538)	(1%)	(6,539)	(2%)	(13,755)	(1%)	(28,407)	(3%)
Income (loss) before income taxes	(2,644)	(1%)	3,525	1%	9,702	1%	(4,306)	(1%)
Provision for income taxes	4,010	1%	2,700	1%	8,485	1%	4,365	1%
Net income (loss)	(6,654)	(2%)	825	0%	1,217	0%	(8,671)	(1%)
Net income attributable to noncontrolling interest	557	0%	—	—	557	0%	—	—
Net income (loss) attributable to SGH	$(7,211)	(2%)	$825	0%	$660	0%	$(8,671)	(1%)

Earnings per share:
Basic	$(0.30)		$0.03		$0.03		$(0.36)
Diluted	$(0.30)		$0.03		$0.03		$(0.36)
Shares used in computing earnings per share:
Basic	24,035		24,066		24,843		23,895
Diluted	24,035		24,431		25,902		23,895
* Summations may not compute precisely due to rounding.

(1) Includes share-based compensation expense as follows:
Cost of sales	$1,166		$699		$2,807		$2,161
Research and development	1,468		780		3,056		2,306
Selling, general and administrative	5,747		3,428		19,004		11,043
(2) Includes amortization of intangible assets expense as follows:
Cost of sales	$2,937		$647		$4,231		$1,941
Selling, general and administrative	3,247		2,767		8,780		8,299

Three and Nine Months Ended May 28, 2021 as Compared to the Three and Nine Months Ended May 29, 2020

Net Sales

Net sales increased by $156.4 million, or 55.6%, during the three months ended May 28, 2021 compared to the same period in the prior year, and by $208.1 million, or 25.2%, during the nine months ended May 28, 2021 compared to the same period in the prior year. The increase was due in large part to $101.8 million of revenue from our LED business acquired in March 2021. Net sales were positively impacted by an increase in IPS product sales of $35.0 million, or an increase of 57.4%, and $48.9 million, or an increase of 24.7%, for the three- and nine-month periods, respectively, primarily due to increased volume of sales with one of our largest customers in the IPS segment. In addition, our sales of Brazil products increased by $25.8 million and $42.4 million, or 27.8% and 14.9%, respectively, for the three- and nine- month periods, primarily due to higher volume of mobile memory and DRAM revenue and higher average selling prices for mobile memory of 28.7% and 48.3%, respectively, resulting from a change in product mix.

Cost of Sales

Cost of sales increased by $126.2 million, or 55.6%, during the three months ended May 28, 2021 compared to the same period in the prior year, and by $177.6 million, or 26.7%, during the nine months ended May 28, 2021 compared to the same period in the prior year. The increase in the three- and nine-month periods was primarily due to higher cost of materials of $92.4 million and $140.7 million or 48% and 25%, respectively, due to the higher level of sales, as well as additional costs for the new LED business, as well as higher production costs related to the increased revenue. Included in the cost of sales increases were favorable foreign exchange impacts of $1.4 million and $6.3 million for the three and nine-month periods, respectively, due to locally sourced cost of sales in Brazil.

Gross Profit

Gross margin remained level at 19.3% during both three-month periods, and decreased to 18.4% during the nine months ended May 28, 2021 compared to 19.4% for the same period in the prior year, primarily due to higher material costs for our Brazil and IPS products.

Research and Development Expense

Research and development (“R&D”) expense increased $2.3 million, or 15.8%, during the three months ended May 28, 2021 compared to the same period in the prior year, and decreased $11.5 million, or 26.1%, during the nine months ended May 28, 2021 compared to the same period in the prior year. The change during the three- and nine-month periods was primarily due to $7.5 million additional costs from our new LED business, as well as higher personnel-related expenses and depreciation. The higher expense was partially offset by $8.2 million and $22.2 million in the three- and nine-month periods, respectively, of Brazil financial credits resulting from amendments to the IT law implemented in April 2020.  For additional information, see Note 1(i) in our Notes to Unaudited Condensed Consolidated Financial Statements. Included in the R&D expense increases/decreases were unfavorable foreign exchange impacts of $0.2 million and $2.7 million for the three- and nine-month periods, respectively.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense increased by $18.7 million, or 63.0%, during the three months ended May 28, 2021 compared to the same period in the prior year, and $26.3 million, or 28.6%, during the nine months ended May 28, 2021 compared to the same period in the prior year. The increases were primarily $9.7 million additional costs from our new LED business, as well as higher share-based compensation expense of $2.3 million and $8.0 million in the three- and nine-month periods, respectively, resulting from additional grants, as well as higher personnel-related expenses, professional services, acquisition expenses and intangible amortization expense. For additional information on share-based compensation expense, see Note 9 in our Notes to Unaudited Condensed Consolidated Financial Statements. Included in the SG&A expense increases were favorable foreign exchange impacts of $0.2 million and $1.3 million for the three- and nine-month periods, respectively.

Other Income (Expense)

Interest expense, net increased $2.0 million, or 63.2%, during the three months ended May 28, 2021 compared to the same period in the prior year, and $0.8 million, or 7.1%, during the nine months ended May 28, 2021 compared to the same period in the prior year, primarily due to higher interest expense resulting from the issuance of the Purchase Price Note resulting from the LED acquisition, as well as our convertible senior notes. For additional information, see Notes 2 and 7 in our Notes to Unaudited Condensed Consolidated Financial Statements.

Other income (expense), net decreased by $3.0 million and $15.5 million for the three- and nine-month periods, respectively. The decrease in the nine-month period was primarily due to $6.8 million extinguishment loss of long-term debt and $7.7 million mark-to-market losses on our Capped Calls in the second quarter of fiscal 2020, as well as foreign currency losses.

Provision for Income Taxes

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to SMART, adjusted for certain discrete items which are fully recognized in the period they occur.

Provision for income taxes increased by $1.3 million and $4.1 million for the three and nine months ended May 28, 2021, respectively, compared to the same period in the prior year, primarily due to the profits and related taxes in non-U.S. jurisdictions.

As of May 28, 2021, SMART has a full valuation allowance for our net deferred tax assets associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Liquidity and Capital Resources

	Nine Months Ended
	May 28, 2021	May 29, 2020
	(in thousands)
Cash provided by operating activities	$105,328	$62,227
Cash used in investing activities	(68,408)	(16,735)
Cash provided by financing activities	1,295	12,751
Effect of exchange rate changes on cash and cash equivalents	(34)	(24,537)
Net increase in cash and cash equivalents	$38,181	$33,706

At May 28, 2021, we had cash and cash equivalents of $189.0 million, of which approximately $164.2 million was held outside of the United States.

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

On March 1, 2021, as part of the acquisition of the LED Business, we paid Cree $50.0 million in cash and issued Cree a $125 million Purchase Price Note. Cree also has the potential to receive an earn-out payment of up to $125 million based on the revenue and gross profit performance of the LED Business during the Earnout Period with a minimum payment of $2.5 million, payable in the form of an Earnout Note. The Purchase Price Note and the Earnout Note, if earned and issued, will accrue interest at a rate of three-month LIBOR plus 3.0% with interest paid every three months, and one bullet payment of principal and all accrued and unpaid interest will be payable on each of the notes’ respective maturity dates. The Purchase Price Note will mature on August 15, 2023, and the Earnout Note will mature on March 27, 2025.

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

During the nine months ended May 28, 2021, cash provided by operating activities was $105.3 million. The primary factors affecting our cash flows during this period were $82.6 million of non-cash related expenses, $21.5 million change in our net operating assets and liabilities, and $1.2 million of net income. The $21.5 million change in net operating assets and liabilities consisted of increases of $15.4 million in accounts receivable, $66.5 million in inventory and $14.2 million in prepaid expenses and other assets and a decrease of $4.5 million of operating lease liabilities, offset by increases of $116.2 million of accounts payable and $5.9 million in other current and long-term liabilities. The increase in accounts receivable was due to higher gross sales, and increases in both inventory and accounts payable were primarily due to higher inventory along all business areas.

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

Net cash used in investing activities during the nine months ended May 28, 2021 was $68.4 million consisting primarily of $40.0 million of purchases of property and equipment and deposits and $28.6 million for the LED acquisition, net of cash acquired. Net cash used in investing activities during the nine months ended May 29, 2020 was $16.7 million consisting primarily of purchases of property and equipment.

Net cash provided by financing activities during the nine months ended May 28, 2021 was $1.3 million, consisting primarily of $25.0 million net proceeds from borrowings under our revolving line of credit, $13.2 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans and $11.4 million proceeds from issuance of the FINEP loan, partially offset by $44.3 million payment for repurchase of ordinary shares and $4.0 million for withholding tax on restricted stock units. Net cash provided by financing activities during the nine months ended May 29, 2020 was $12.8 million, consisting primarily of $243.1 million proceeds from issuance of convertible notes and $4.9 million proceeds from issuance of ordinary shares from share option exercises and employee share purchase plans, partially offset by $204.9 million payment for extinguishment of long-term debt, $21.8 million purchase of Capped Calls, $7.9 million long-term debt payments for both the Amended Credit Agreement and the BNDES Credit Agreement and $0.6 million for withholding tax on restricted stock units.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical facts and various other assumptions that we believe to be reasonable at the time the estimates are made. Actual results could differ from those estimates.

Our critical accounting policies are important to the portrayal of our financial condition and results of operations, and require us to make judgments and estimates about matters that are inherently uncertain. Except for the critical accounting estimates associated with revenue recognition and business acquisitions as discussed below, there have been no material changes to our critical accounting policies and estimates disclosed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 1, Overview, Basis of Presentation and Significant Accounting Policies, in each case in our Annual Report.

Business Acquisitions

Accounting for acquisitions requires us to estimate the fair value of consideration paid and the individual assets and liabilities acquired, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized in subsequent periods. We typically obtain independent third-party valuation studies to assist in determining fair values, including assistance in determining future cash flows, discount rates and comparable market values. Items involving significant assumptions, estimates and judgments include the following:

•Fair value of consideration paid or transferred (including contingent consideration);

•Inventory, including estimated future selling prices, timing of product sales, and completion costs for work in process;

•Property, plant and equipment, including determination of values in a continued-use model;

•Debt, including discount rate and timing of payments;

•	Intangible assets, including valuation methodology, estimates of future revenues and costs, profit allocation rates attributable to the acquired technology and discount rates; and
•	Deferred tax assets, including projections of future taxable income and tax rates.

The valuation of contingent consideration in connection with an acquisition is inherently challenging due to dependence on the occurrence of future events and often complex payment provisions. Estimating the fair value of contingent consideration at an acquisition date and in subsequent periods involves significant judgments, including projecting future average selling prices, future sales volumes, manufacturing costs and gross margins. To project average selling prices and sales volumes, we review recent sales volumes, existing customer orders, current prices and other factors such as industry analyses of supply and demand, seasonal factors, general economic trends and other information. To project manufacturing costs, we must estimate future production levels and costs of production, including labor, materials and other overhead costs. Actual selling prices and sales volumes, as well as levels, and costs, of production, can often vary significantly from projected amounts.

Revenue Recognition

Revenue is primarily recognized at a point in time when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Contracts with our customers are generally short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. We estimate a liability for returns using the expected value method based on historical rates of return. In addition, we generally offer price protection to our distributors, which is a form of variable consideration that decreases the transaction price. We use the expected value method, based on historical price adjustments and current pricing trends, to estimate the amount of revenue recognized from sales to distributors. Differences between the estimated and actual amounts are recognized as adjustments to revenue.

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

As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, particularly the Brazil reais. Approximately 32% and 35% of our net sales during nine months ended May 28, 2021 and May 29, 2020, respectively, originated in reais. We present our condensed consolidated financial statements in U.S. dollars, and we must translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our condensed consolidated financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are based on U.S. dollars, as is the global market for memory products. Accordingly, the impact of currency fluctuations to our condensed consolidated statements of operations is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our condensed consolidated statements of operations are also impacted by foreign currency gains and losses recorded in Other income (expense), net arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.

During the nine months ended May 28, 2021 and May 29, 2020, we recorded $1.2 million and $2.6 million, respectively, of foreign exchange losses.

Interest Rate Risk

We are subject to interest rate risk in connection with our short-term debt under the Amended Credit Agreement and ABL Credit Agreement as of May 28, 2021. As of May 28, 2021, we had a revolving balance of $25.0 million, however, the revolving facilities under the Amended Credit Agreement and ABL Credit Agreement provide for borrowings of up to $150 million that would also bear interest at variable rates. Assuming that we will satisfy the financial covenants required to borrow and that the revolving loans under the Amended Credit Agreement and ABL Credit Agreement were fully drawn and other variables are held constant, each 1.0% increase in interest rates on our variable rate borrowings would result in an increase in annual interest expense and a decrease in our cash flow and income before taxes of $1.5 million per year.

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

The Audit Committee of the Board of Directors of the Company has directed management to develop a plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. Management expects these remedial actions and/or other actions related to this material weakness to be effectively implemented in fiscal 2021.

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

Changes in Internal Control over Financial Reporting

Other than the remediation actions described above, there were no changes in our internal control over financial reporting during the quarter ended May 28, 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 10, Commitments and Contingencies, in our Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

Other than as described below, there have been no material changes to the risks described in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for our fiscal year ended August 28, 2020 and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for our fiscal quarter ended February 26, 2021. These risk factors could materially and adversely affect our business, financial condition and results of operations, and the market price of our ordinary shares could decline. These risk factors do not identify all risks that we face – our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Relating to Our Business

We face risks related to the novel coronavirus (COVID-19) as well as other pandemics, which could significantly disrupt our operations, including our manufacturing, research and development, and sales and marketing activities, and which could have a material adverse impact on our business, financial condition, operating results and cash flows.

The outbreak of COVID-19 has resulted in substantial loss of life, economic disruption and government intervention worldwide. While we have not yet experienced a significant disruption of our operations as a result of the COVID-19 pandemic, the pandemic resulted in reduced sales volumes of certain product lines within IPS in the second half of fiscal 2020 and the first three quarters of fiscal 2021.  It also disrupted our product development, marketing and corporate development activities.  Our recently acquired LED Business experienced similar impacts from the pandemic from early in calendar 2020.  If these conditions continue, or if we have an outbreak in any of our facilities, such reduced sales volumes may continue or worsen and we may, among other issues, experience, in any or all product lines, delays in product development, a decreased ability to support our customers, disruptions in sales and manufacturing activities and overall reduced productivity each of which could have a negative impact on our ability to meet customer commitments and on our revenue and profitability. There can be no assurance that negative impacts resulting from the wide-ranging effects of COVID-19 will be offset by increased sales in subsequent periods.

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

The impact of the effects of COVID-19 on our business may worsen in the future. We source our materials from parts of the world that have been affected by the virus, and if the impacts of the pandemic worsen in any of these geographies, it could have an adverse impact on our supply chain and our ability to get the materials we need to build our products.  Renewed or expanded government shutdown orders or stay-at-home directives or individual decisions to reduce work and commercial activities, or an outbreak among or quarantine of the employees in any of our facilities, could cause significant interruptions to, or temporary closures of our operations. Since a large percentage of our production is done in a small number of facilities, a disruption to operations in any one facility could have a material impact on our business. In addition, COVID-19 has in the short-term, and, together with other disease outbreaks, may over the longer term, adversely affect the economies and financial markets within many countries and regions, including in the United States, Brazil, Asia and Europe, which are the primary geographic areas in which we conduct business, resulting in a significant economic downturn.

To the extent the COVID-19 pandemic or the related global business and economic environment adversely affect our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in these Risk Factors and those described in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended August 28, 2020, such as those relating to factors affecting fluctuations in our operating results from quarter to quarter, worldwide economic and political conditions, changes in the political or economic environments in Brazil, Malaysia, China, Europe or other international geographies in which we do business, reliance on a limited number of customers for a significant portion of our net sales, inventory write-downs or write-offs, our dependence on a small number of sole or limited source suppliers, our ability to maintain manufacturing efficiency, disruption of our operations at our manufacturing facilities, our reliance on third-party sales representatives and distributors to assist in selling our products, risks generally associated with international business operations, risks related to foreign currency exchange rates, our high level of indebtedness, including our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness and our ability raise additional funds when and as needed. We are unable to accurately predict the impact that COVID-19 will have in future periods due to various uncertainties and future developments, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, the occurrence of other epidemics, the imposition of related public health measures and travel and business restrictions or other actions that may be taken by governmental authorities in an effort to contain or treat the virus, all of which, together with the disruptions and other factors discussed above could have a material adverse effect on our customer relationships, operating results, cash flows, financial condition and have a negative impact on our stock price.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicative of future performance. Furthermore, we may not be able to maintain the margins we have achieved in recent periods. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:

•	the adverse effects of COVID-19 on economic conditions, on our supplier and customers and on our business;
•	the loss of, significant reduction in sales to, or demand from, one or more key customers;
•	the cyclical nature of the markets in which we compete;
•	the acquisition of other companies or technologies, the failure to successfully integrate and operate them, or customers’ negative reactions to them;
•	changes in memory component prices or the average selling prices of our products, including fluctuations in the market price of DRAM and Flash memory components;
•	lack of growth or contraction or increased competition in the memory market in Brazil or other markets;
•	adverse changes to the local content regulations in Brazil;
•	corruption or adverse political situations in Brazil or other markets;
•	increased trade restrictions or trade wars;
•	a disruption in, or termination of, our supply relationship with one or more key suppliers;
•	supply shortages that may impact our ability to manufacture products for our customers and may result in rising prices of the materials we need to manufacture our products;
•	industry consolidation, which may further reduce the number of our potential customers and/or suppliers;
•	adverse developments in the markets served by our OEM, enterprise and government and distribution customers;
•	difficulty matching our purchasing and production to customer demand, which is difficult to forecast accurately;
•	cancellations, modifications or delays in customer orders, which could result in product returns and inventory value or obsolescence risk;
•	competitive developments, including the introduction of new competitive products;
•	our failure to develop new or enhanced products and introduce them in a timely manner;
•	reductions in government spending; and
•	the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for our fiscal year ended August 28, 2020.

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

Our business has experienced quarterly and annual operating losses. For example, in fiscal 2020, we had a net loss of $1.1 million. Our ability to maintain profitability depends in part on revenue growth from, among other things, increased demand for our memory solutions, products and related service offerings in our current markets including Brazil, growth in our IPS business unit including the performance of our acquired companies, as well as our ability to expand into new markets, such as LED solutions. We may not be successful in achieving the revenue and revenue growth necessary to maintain profitability. Moreover, as we continue to expend substantial funds for research and development projects, enhancements to sales and marketing efforts, integration of acquisitions and to otherwise operate our business, we cannot assure you that we will achieve or maintain profitability on an annual or quarterly basis even if our revenue does grow.

Changes in U.S. trade policies, including the imposition of tariffs and a potential resulting or expanded trade war, could have a material adverse impact on our business.

We source materials from and sell and manufacture products in foreign countries, including China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. For example, any economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future, negatively impact, demand and/or increase the cost for certain of our products, particularly within our LED business. In addition, many of our customers rely heavily on international trade. The imposition of tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. The tariffs may in the future increase our cost of materials and may cause us to increase prices to our customers which we believe may reduce demand for our products. Our price increases may not be sufficient to fully offset the impact of the tariffs and may result in lowering our margin on products sold. If the U.S. government increases or implements additional tariffs, or if additional tariffs or trade restrictions are implemented by other countries, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. We are not able to predict future trade policy of the U.S. or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements, or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, operating results and financial condition.

Sales to a limited number of customers represent a significant portion of our net sales, and the loss of any key customer or key program, or the demands of our key customers, could materially harm our business, results of operations and financial condition.

Our principal customers include global distributors, enterprise users, and OEMs that compete in the computing, networking, communications, storage, aerospace, defense, mobile, industrial automation, internet of things, industrial internet of things, government, military and lighting markets. In fiscal 2020, 2019 and 2018, sales to our ten largest end customers (including sales to contract manufacturers or ODMs at the direction of such end customers) accounted for 66%, 73% and 84% of net sales, respectively. In fiscal 2020, 2019 and 2018 we had three, four and five such customers, respectively, account individually for over 10% of our net sales.  In some cases, our customers also compete with us, and/or are our major suppliers. We expect that sales to relatively few customers, including distributors in our LED business, will continue to account for a significant percentage of our net sales for the foreseeable future. However, we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products or our services at current levels, or at all since sales of our products are made primarily pursuant to purchase orders and are not based on long-term supply agreements. Although we have master agreements with some of our customers, these agreements govern the terms and conditions of the relationship and do not contain requirements for them to purchase minimum volumes. Our customer concentration may also subject us to perceived or actual bargaining leverage that our key customers may have, given their relative size and importance to us. Since a large percentage of our sales is to a small number of customers that are primarily large enterprises or OEMs, these customers are able to exert, have exerted and we expect will continue to exert, pressure on us to make concessions on price and on terms and conditions which can adversely affect our business, results of operations and financial condition. If our key customers seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, results of operations and financial condition. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. If we were to lose one of our key customers or have a key customer cancel a key program or otherwise significantly reduce its volume of business with us, our sales and profitability would be materially reduced and our business and financial condition would be seriously harmed.

The markets that we serve are intensely competitive, and we may not be able to maintain or improve our competitive position.

The markets that we serve are characterized by intense competition. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition, broader product lines, lower cost structures and longer-standing relationships with customers and suppliers than we do. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing position from which to influence industry acceptance of a particular product standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products, and may be able to deliver competitive products at a lower price than we can.   Finally, China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030 has resulted in and may continue to cause increased competitive capability in China.

Our primary competitors in the specialty memory market include Viking Technology, ATP, Unigen, Apacer, Swissbit, Innodisk, Virtium and Transcend. In Brazil, we compete against local manufacturers of DRAM modules and local manufacturers of memory ICs, including HT Micron, Adata, Cal Comp and Multilaser.

We compete globally against semiconductor memory IC manufacturers that also manufacture DRAM ICs and modules and Flash products, including Samsung, Micron, Western Digital, Intel, SK Hynix and Kioxia (formerly known as Toshiba). While these companies generally focus on higher volume commodity products, they sometimes compete with some of our specialty memory products. In addition to competing with certain portions of our product offerings, Samsung is also a significant customer, and Samsung, Micron, SK Hynix and Kixia are also significant suppliers.

In our supply chain services business, we compete in a fragmented market with a broad set of companies, including third party logistics providers, our customers’ in-house solutions, and distributors, who are also customers.

Through imports of DRAM components and modules and Flash products, we face some of the same competitors in Brazil as we do elsewhere. We also face competition from local manufacturers of DRAM modules and Flash products, and expect to face more competition in the future from local semiconductor packaging companies, such as HT Micron Semiconductors S/A and Adata Integration Brazil S/A. In the future, our competitive position in Brazil may become less significant in the event that competitors build additional manufacturing capacity in Brazil or local manufacturing regulations change or are eliminated..

In our Penguin Computing business, we compete with HPE, Dell, and other smaller companies manufacturing computing components and products. We also compete with the direct to customer efforts from several of our large partners including Intel, NVIDIA, GigaByte, Quanta, Synnex, and Super Micro.

In our SMART EC products, we compete with providers of embedded computing platforms and systems including ADLink, Advantech, Kontron, Curtis Wright, and Mercury Systems. In our SMART Wireless products, we compete with providers of SOMs and SBCs including Lantronix, Intrynsic, Thundercomm, eInfochips and Toradex.

In the LED market, our primary competitors are Nichia, OSRAM Opto Semiconductor, Lumileds, and NationStar. Competitive pricing pressures are a significant challenge in the LED market.

Aggressive pricing actions by our competitors in the markets we serve could reduce margins if we are not able to reduce costs at an equal or greater rate than the sales price decline. Further, if the investment in capacity exceeds the growth in demand, such as exists in the markets we serve, is likely to become more competitive with additional pricing pressures. As competition increases in the markets we serve, we need to continue to develop new products that meet or exceed the needs of our customers. Additionally, new technologies could emerge or improvements could be made in existing technologies that may also reduce the demand for our products in certain markets. Therefore, our ability to continually produce more efficient and lower cost products that meet the evolving needs of our customers will be critical to our success. Any of these developments could have an adverse effect on our business, results of operations or financial condition. Across all of our markets, we face competition from existing competitors and expect to face new companies that may enter our existing or future markets with similar or alternative products, which may be less costly or provide additional features. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors and/or suppliers or third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors and/or suppliers may emerge and acquire significant market share.

Competitive pressure has led in the past and may continue to lead to intensified price competition resulting in lower net sales and lower profit margins which could negatively impact our financial performance. Our efforts to maintain and improve our competitive position, or our failure to do so, could have a material adverse effect on our business, results of operations and financial condition.

New product development requires significant investment. Our failure to develop new or enhanced products and introduce them in a timely manner would undermine our competitiveness.

The markets that we serve are subject to rapid technological change, product obsolescence, frequent new product introductions and feature enhancements, changes in end-user requirements and evolving industry standards. We expect that our competitors will continue to improve the performance of their current products, reduce their prices and introduce new products that may offer greater performance and improved pricing, any of which could cause a decline in the margins, sales or market acceptance of our products. Our ability to successfully compete and to continue to grow our business depends in significant part upon our ability to develop, introduce and sell new and enhanced products on a timely and cost-effective basis, and to anticipate and respond to changing customer requirements. We expect to invest heavily in research and development for new and innovative products within this industry; however, there can be no guarantee that our efforts will be successful. In addition, we have experienced, and may experience in the future, delays and unanticipated expenses in the development and introduction of new products. A failure to develop products with required feature sets or performance standards, or a delay as short as a number of weeks in bringing a new product to market could significantly reduce our return on investment as well as our net sales, all of which would have a material adverse effect on our business, results of operations and financial condition.

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

We have made and expect to continue to make significant investments in various products. If these new technologies and emerging markets in which we invest fail to gain acceptance or to grow, it would have a material adverse effect on our business, results of operations and financial condition. There is significant competition for many new products and markets and we can provide no assurance that we will develop and introduce products in a timely manner or that our new products will gain market acceptance, be price competitive or result in any significant increase in our net sales. If these investments fail to provide the expected returns, then such failure would have a material adverse effect on our business, results of operations and financial condition.

Our dependence on a small number of sole or limited source suppliers subjects us to certain risks, including the risk that we may be unable to obtain adequate supplies at reasonable prices and in a timely manner.

We are dependent upon a small number of sole or limited source suppliers for certain materials, including certain critical components, we use in manufacturing our products. We purchase almost all of our materials from our suppliers on a purchase order basis and generally do not have long-term commitments from suppliers. Our suppliers are not required to supply us with any minimum quantities, and there is no assurance that our suppliers will supply the quantities of components we may need to meet our production goals.

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

In our IPS business, our major suppliers include Intel, NVIDIA and Qualcomm. These suppliers also compete with us in specialty computing products.

In our LED business, our sole supplier of one type of wafer used in the business is Cree, Inc. Although we have executed a supply and fabrication services agreement with Cree that obligates Cree to provide us with a certain number of wafers for our LED products until December 31, 2025, we are experiencing, have experienced in the past, and may experience in the future, supply shortages related to these components. If Cree is unable to meet our supply needs, we may not be able to identify an alternate source for these components on acceptable terms, or at all, which could materially and adversely affect our business, results of operations and financial condition.

The markets in which we operate have in the past experienced, and are currently and may in the future experience, shortages in certain materials, including certain critical components, we use in manufacturing our products. These shortages cause some suppliers to place their customers, including us, on supply allocation. As a result, we may not be able to obtain the materials that we need to fill customer orders. If any of our suppliers experience quality control or intellectual property infringement problems, we may not be able to fill customer orders. Furthermore, our products that utilize that supplier’s materials may be disqualified by one or more of our customers and we may not be able to fill their orders.

The inability to fill customer orders due to shortages or long lead times from suppliers could cause delays, customer cancellations, disruptions or reductions in product shipments or require costly product redesigns and/or re-qualifications which could, in turn, damage relationships with current or prospective customers, increase costs and have a material adverse effect on our business, results of operations and financial condition.

A disruption in or termination of our supply relationship with any of our significant suppliers or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product manufacturing and shipments or require product redesigns which could damage relationships with our customers, increase our costs, reduce our margins or increase the prices we need to charge for our products and could materially and adversely affect our business, results of operations and financial condition.

We may need to raise additional funds, which may not be available on acceptable terms or at all.

We may need to raise additional funds, which we may seek to obtain through, among other things, public or private equity offerings and debt financings. Our future capital requirements will depend on many factors, including, without limitation, our levels of net sales, our levels of inventory, the timing and extent of expenditures to support research and development activities, acquisitions of other companies or technologies, the expansion of manufacturing and test capacity and the continued market acceptance of our products. Additional funds may not be available on terms acceptable to us, or at all. If we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities may have rights, preferences, and privileges senior to those of our then existing shareholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, as well as impose financial and operating covenants that could restrict the operations of our business. In addition, our existing indebtedness may limit our ability to obtain additional financing in the future, as discussed in greater detail below under “—Risks Relating to our Debt—Our indebtedness could impair our financial condition and harm our ability to operate our business.”

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

In the third quarter of fiscal 2021, we closed our acquisition of Cree’s LED Business. The consideration paid for this acquisition consists of $175 million in the form of cash and an unsecured promissory note, plus an earn-out of up to $125 million based on the revenue and gross profit performance of the LED business in the four fiscal quarters following the closing. In addition, in fiscal 2019, we spent $76.1 million to acquire SMART EC, SMART Wireless and Premiere Customs Brokers and Premiere Logistics and in fiscal 2018, we spent $45.1 million to acquire Penguin Computing.  We plan to continue exploring additional acquisition opportunities in the future. If our expected returns on these transactions are not achieved, it could adversely impact our business, results of operations and financial condition. In the past, we have also repurchased our ordinary shares, including repurchasing approximately 1.1 million ordinary shares for aggregate consideration of approximately $44.3 million in January 2021.

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

We have in the past and may in the future make acquisitions of companies and/or technologies which involve numerous risks. If we are not successful in integrating the technologies, operations and personnel of acquired businesses or fail to realize the anticipated benefits of an acquisition, including our recent acquisition of Cree’s LED business, our business, results of operations and financial condition may be adversely affected.

As part of our business and growth strategy, we have in the past and may in the future acquire or make significant investments in businesses, products or technologies, such as our acquisitions of Cree’s LED Business, Penguin Computing, SMART EC, SMART Wireless, Premiere Customs Brokers and Premiere Logistics. Any acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses or technologies. Such risks include, among others:

•	problems integrating the purchased operations, technologies, products or personnel;

•	unanticipated costs or expenses associated with an acquisition or investment, including write-offs of tangible assets as well as goodwill or other intangible assets;
•	negative effects on profitability resulting from an acquisition or investment;
•	adverse effects on existing business relationships with suppliers and customers;
•	the risk that suppliers (such as Cree, Inc.) or customers of an acquired business are unable or unwilling to do business with us following the acquisition;
•

risks associated with entering markets in which we have little or no prior experience, such as the market for LED products that we entered following our acquisition of Cree’s LED Business and markets with complex government regulations;

•	loss of key employees of the acquired business; and
•	litigation arising from an acquired company’s operations.

Problems encountered in connection with an acquisition could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. If we make any future acquisitions, we could issue ordinary shares that would dilute our existing shareholders’ percentage ownership, incur substantial additional debt (such as the Purchase Price Note we issued in connection with the acquisition of Cree’s LED Business), expend cash and reduce our cash reserves or assume additional liabilities. Furthermore, acquisitions may require material charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, liabilities under earn-out provisions, including under the Earnout Note we issued in connection with the acquisition of Cree’s LED Business, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill or other intangibles, any of which could negatively impact our business, results of operations and financial condition. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. We may expend significant resources and management time pursuing an acquisition that we are unable to consummate. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or at all, or may not realize the anticipated benefits of any acquisitions we do undertake, including our acquisition of Cree’s LED Business. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they may have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

We rely, in part, on third-party sales representatives and distributors to assist in selling our products, and the failure of these representatives and distributors to perform as expected could reduce our future sales.

Sales of our products to some of our OEM customers are accomplished, in part, through the efforts of third-party sales representatives and, particularly in the case of our LED business, third-party distributors. We are unable to predict the extent to which these third-party sales representatives and distributors will be successful in marketing and selling our products. Moreover, many of these third-party sales representatives and distributors also market and sell competing products and may more aggressively pursue sales of our competitors’ products. Our third-party sales representatives and distributors may terminate their relationships with us at any time on short or no notice. Our future performance may also depend, in part, on our ability to attract and retain additional third-party sales representatives and distributors that will be able to market and support our products effectively, especially in markets in which we have not previously sold our products. If we cannot retain our current third-party sales representatives and distributors or recruit additional or replacement third-party sales representatives and distributors or if these sales representatives or distributors are not effective, it could have a material adverse effect on our business, results of operations and financial condition.

Our ability to use our net operating loss carryforwards are limited.

As of August 28, 2020, we had U.S. federal and state net operating loss carryforwards of approximately $130.9 million and $52.6 million, respectively. The federal net operating loss carryforwards will expire, if not utilized, in fiscal 2023 through fiscal 2038, and the state net operating loss carryforwards will expire in fiscal 2023 through fiscal 2040, both in varying amounts, if not utilized. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our net operating loss carryforwards are subject to limitations per Section 382 of the Code. We have experienced ownership changes in the past, and we may experience ownership changes in the future or future transactions in our ordinary shares, some changes of which may be outside our control. As a result, our ability to use our pre-change net operating loss carryforwards to offset post-change U.S. federal and state taxable income may be subject to additional limitations.

Further, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer's ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited, with the exception of carrybacks reinstated by the CARES Act. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act's taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations.

We are subject to a variety of federal, state, foreign and international laws and regulatory regimes. Failure to comply with governmental laws and regulations could subject us to, among other things, mandatory product recalls, penalties and investigations and legal expenses which could have an adverse effect on our business, results of operations and financial condition.

Our business is subject to regulation by various U.S. federal and state governmental agencies. Such regulation includes, without limitation, the radio frequency emission regulatory activities of the Federal Communications Commission, the antitrust regulatory activities of the Federal Trade Commission (the “FTC”), and the Department of Justice, the consumer protection laws of the FTC, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission, the export control regulatory activities of the Department of State, and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to similar, and in some cases additional, regulation in other countries where we conduct business, including import and export laws and foreign currency control. In certain jurisdictions, such regulatory requirements may be more stringent and complex than in the United States. We are also subject to a variety of U.S. federal and state employment and labor laws and regulations, including, without limitation, the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Restructuring Notification Act, which requires employers to give affected employees at least 60 days’ notice of a plant closing or a mass layoff, and other regulations related to working conditions, wage-hour pay, overtime pay, employee benefits, antidiscrimination and termination of employment.

Like other companies operating or selling internationally, we are subject to the Foreign Corrupt Practices Act (the “FCPA”) and other laws which generally prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. companies and their intermediaries for the purpose of obtaining or retaining business or otherwise obtaining favorable treatment. We are also subject to similar or even more restrictive anticorruption laws imposed by the governments of other countries where we do business, including the UK Bribery Act, the Malaysian Anticorruption Act and the Brazil Clean Company Act. We make sales and operate in countries known to experience corruption that are rated as high-risk nations. Our business activities in such countries create the risk of unauthorized conduct by one or more of our employees, consultants, customs brokers, freight forwarders, sales agents or distributors that could be in violation of various laws including the FCPA or similar local regulations. In addition, we may be held liable for actions taken by such parties even though such parties are not subject to the FCPA or similar laws. Any determination that we have violated the FCPA or similar laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities that could have a material adverse effect on our business, results of operations and financial condition.

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

Our China operations are subject to national, regional and local regulation.   The regulatory environment in China continues to evolve, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. It is possible that the Chinese government’s current or future interpretation and application of existing or new regulations will negatively impact our China operations, result in regulatory investigations or lead to fines or penalties.

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

Our operations and properties are subject to a variety of U.S., foreign government and international environmental laws and regulations governing, among other things, environmental licensing and registries, protection of flora and fauna, air emissions, use of water resources, wastewater discharges, management and disposal of hazardous and non-hazardous materials and wastes, reverse logistics (take-back policy) and remediation of releases of hazardous materials. Our failure to comply with present and future requirements, or the management of known or identification of new or unknown contamination, could cause us to incur substantial costs, including cleanup costs, indemnifications, compensations, fines, suspension of activities and other penalties, investments to upgrade our facilities or change our processes or curtailment of operations. For example, the presence of lead in quantities not believed to be significant have been found in the ground under one of the multi-tenant buildings we lease in Brazil. While we did not cause the contamination, we may be held responsible if remediation is required, although we may be entitled to seek indemnification from responsible parties under Brazilian law and from our lessor under our lease.  In addition, as part of the acquisition of Cree’s LED business, we acquired facilities in China, which could present similar issues. The identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations or other unanticipated events may arise in the future and give rise to material environmental liabilities and related costs. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Our operations in different parts of the world could be subject to natural disasters, health epidemics or pandemics and other business disruptions, which could have a material adverse effect on our business, results of operation and financial condition.

Our operations in different parts of the world could be subject to natural disasters, including earthquakes, monsoons, cyclones and floods. For example, our United States headquarters in Newark, California and our Penguin Computing operations in Fremont, California are located near major earthquake fault lines. Our manufacturing facility in Penang, Malaysia, is located in an area that is also prone to natural disasters, such as cyclones, monsoons and floods. In the event of a major earthquake, cyclone, monsoon or other natural or manmade disaster, we could experience business interruptions, destruction of facilities and/or loss of life, any of which could materially adversely affect our business. In addition, the outbreak of war, political unrest or terrorist activity, diseases, epidemics or pandemics in any of the locations in which we conduct business could severely disrupt our business or the business of our customers and suppliers, which could in turn materially adversely affect our business. Since a large percentage of our production is done in a small number of facilities, a disruption to operations could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to our International Operations

Our success in part depends on incentives in Brazilian laws for local manufacturing of electronics products. The elimination of or a reduction in the incentives for local manufacturing, or our inability to secure the benefits of these regulations, could significantly reduce our profitability products in Brazil.

Successive Brazilian governmental administrations have adopted economic policies intended to foster innovation and investment in local production, stimulate job growth, provide stimulus to exports and defend local manufacturers in various industries. In recent decades, the Brazilian government identified the design and manufacture of ICs as a priority and established tax incentives and local content requirements intended to promote the development of the local IT industry. These incentives include the PPB/IT Program, PADIS and Lei do Bem. The law that provides the PPB/IT Program benefits is currently legislated to remain in force through the end of 2029. The PPB/IT Program is intended to promote local manufacturing by allowing qualified companies to receive incentives when they sell specified IT products, including desktops, notebooks, servers, SmartTVs and mobile products that contain components that are manufactured in Brazil. The PPB/IT Program, through the enactment of several ordinances, provided for reduced Brazilian federal excise tax rate, or the IPI, for qualified parties as compared to the rate that is required to be collected by non-qualified parties. The PPB/IT Program provided an incentive for certain customers to purchase products from us because they were not required to pay the regular level of IPI on their purchases. Under the PPB/IT Program, the percentage of local content required in specified IT products increased significantly from 2006 to 2019. In order to receive the intended treatment as a PPB/IT Program supplier, our subsidiary, SMART do Brazil, was required to invest in research and development activities in an amount equal to 4% of its gross annual sales revenue reduced by certain excluded items.

Brazil’s local content requirements for the IT industry have been subjected to criticism by other governments and international organizations. In 2013, the European Union (the “EU”), later joined by Japan, requested the establishment of a panel within the World Trade Organization (the “WTO”) to determine whether the structure of certain programs enacted by the Brazilian government concerning incentives and local content requirements for the automotive and several other industries (including the IT industry and including portions of Lei do Bem that do not relate to our business, PADIS and the PPB/IT Program), are inconsistent with WTO rules. On August 30, 2017, the WTO panel released a report and on December 13, 2018, after hearing appeals, the appellate body of the WTO released its decision in which it upheld some of the panel’s findings that, among other things, the tax exemptions, reductions and suspensions granted for the automotive, IT and other industries amount to subsidies that are inconsistent with the principles of the various WTO agreements, while also rejecting some of the complaints by the EU and Japan. The WTO’s decision included a recommendation that Brazil withdraw certain of the subsidies, however, it does not impact the benefits that we receive under Lei do Bem. The appellate body also noted that it would not contravene the principles of the WTO agreements for Brazil to establish local manufacturing processes as a condition to benefit from incentives granted by the government provided that certain conditions are met.

In response to the WTO report, government authorities in Brazil revoked several ordinances that established local content requirements under the PPB/IT Program, many of which were related to our local business. The revocation became effective June 30, 2019. Government officials in Brazil expressed their intent to restructure the incentives to be consistent with the WTO principles while still continuing to support local industry. In June 2019, the authorities in Brazil published the first of a series of new ordinances, effective as of July 1, 2019, that provided a structure for revised support for local manufacturing utilizing a score-based point system for eligibility for incentives. In this system, each manufacturing process within an electronic device is assigned a different number of points. Our manufacturing processes related to memory products are a valuable part of the electronics manufacturing chain and, as such, are expected to provide our customers the opportunity to accomplish a significant number of the overall points required if they purchase products manufactured by us in Brazil.

As part of making the local regulation compatible with the WTO principles, the government of Brazil also enacted a new law that provides for changes in the mechanism of incentives granted to the IT sector that impacts SMART Brazil and SMART do Brazil as well as their customers. As a result of the changes, the reduction of the IPI for PPB/IT Program was eliminated along with, for PADIS companies, the zero rates of IPI, PIS and COFINS levied over sales. While participants in the PPB/IT Program will no longer be allowed some of the prior benefits, these participants will be granted financial credits based on varying multipliers of effective disbursements on research and development initiatives subject to varying caps related to certain percentages of the sales revenue within the country. These financial credits can be used by participants either as a credit against certain taxes, or to request a refund in cash. See the section entitled “Business—Brazil Local Manufacturing Requirements” in our Annual Report on Form 10-K for the year ended August 28, 2020 and “—If the government incentives or tax holiday arrangements from which we benefit in Brazil or Malaysia change or cease to be in effect or applicable in part or in whole, for any reason, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income, excise, import and contribution taxes we have to pay could increase significantly.”

While we believe that this score-based system will continue to incentivize our Brazilian customers to purchase products from us in Brazil, there can be no assurance that the replacement programs will ultimately provide the same or a similar level of support and benefit for our customers and our business as was previously in place. There can also be no assurance that the WTO, the EU and Japan will agree that this new program structure is compliant with the WTO agreements. Any adverse change in legislation or in the impact and effectiveness of the local incentives programs, or our failure to meet the requirements of any of the regulations, could significantly reduce the demand for, the profit margins on, and the competitiveness of our products in Brazil, could result in our loss of the financial credits and could have a material adverse effect on our business, results of operations and financial condition.

Significant changes in the political or economic environments in Brazil, Malaysia or China could adversely affect our business, results of operations and financial condition.

We have significant operations in Malaysia, Brazil and China. The governments of these countries frequently intervene in their respective economies and occasionally make significant changes in policies and regulations. Our business, results of operations and financial condition, as well as the market price of our securities, may be adversely affected by changes in these and in other countries, to policies or regulations involving or affecting general economic factors, such as:

•	interest rates;
•	exchange rates and currency controls and restrictions on the movement of capital out of country;
•	currency fluctuations;
•	tariffs and import and export controls;
•	inflation;
•	liquidity of the domestic capital and lending markets;
•	reduction or cancellation of tax incentives to which we are currently entitled;
•	other changes to tax and regulatory policies; and
•	other political, social and economic developments.

The political environment in Brazil has influenced and continues to influence the performance of the country’s economy. Recurring economic and political instability as well as corruption scandals in Brazil contribute to a reduction in market confidence in the Brazilian economy. Moreover, we cannot predict the outcome or future effects of new political administrations in Brazil and cannot predict which policies will be adopted or modified or the effect thereof on the Brazilian economy and on our business. Any new policies or changes in current policies may have a material adverse effect on our business and financial condition.

The political and economic environment in China could also affect our business and results of operations.  The Chinese government continues to play a significant role in regulating China’s economic growth through allocation of resources, controlling payment of foreign current-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.  For instance, to control inflation, the Chinese government has impsed controls on bank credit, limits on loans and other restrictions on economic activities, which has led to a slowing of economic growth.  Additional measures could further slow economic activity in China with could materially increase the Company’s costs.

Our business is subject to the risks generally associated with international business operations.

Sales outside of the United States accounted for 57%, 68% and 84% of our net sales in fiscal 2020, 2019 and 2018, respectively. In addition, a significant portion of our product design and manufacturing is performed at our facilities in Brazil, Malaysia and China, and a significant amount of our product design activities are performed in Taiwan and India. As a result, our business is and will continue to be subject to the risks generally associated with international business operations in Brazil, Malaysia, China, Taiwan, India and other foreign countries, including:

•	changes in tax and other laws and regulations;
•	the imposition of tariffs;
•	changes in social, political and economic conditions;
•	transportation delays;
•	power and other utility shutdowns or shortages;
•	limitations on foreign investment;
•	disruptions in or lack of adequate infrastructure;
•	challenges protecting intellectual property and trade secrets;
•	restrictions on currency convertibility and volatility of foreign exchange markets;
•	import-export quotas and other trade issues;
•	increased trade regulations or trade wars;
•	corruption or adverse political situations;
•	changes in local labor conditions or rising labor costs;
•	difficulties resulting from different employment regulations;
•	difficulties in obtaining governmental approvals;
•	difficulties in collecting accounts receivable;
•	expropriation and nationalization of our assets in a particular jurisdiction; and
•	restrictions on repatriation of cash, dividends or profits.

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

Our international sales and our operations in foreign countries expose us to certain risks associated with fluctuating currency values and exchange rates. Because some of our sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Brazilian real, Malaysia ringgit, Japanese yen, European Union euro, British pound, South Korean won, New Taiwan dollar, Hong Kong dollar and Indian rupee have had and may in the future have an effect on our revenue or operating results. Gains and losses on the conversion to U.S. dollars of such revenue and of other associated monetary assets and liabilities, as well as profits and losses incurred in certain countries, may contribute to fluctuations in the value of our assets and our results of operations. We also have costs and expenses that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs that could have a significant negative impact on our results of operations. In addition, fluctuating values between the U.S. dollar and other currencies can result in currency gains which are used in the computation of foreign taxes and can increase foreign taxable income.

In fiscal 2019, we began using foreign exchange forward contracts in Brazil to mitigate foreign currency exchange rate risk associated with foreign-currency-denominated assets and liabilities, primarily third party payables. We do not use foreign currency contracts for speculative or trading purposes. Foreign exchange forward contracts outstanding at May 28, 2021 are not designated as hedging instruments for hedge accounting purposes.

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

Since the introduction of the real in 1994, Brazil’s inflation rate has been substantially lower than in previous periods. According to the Extended National Consumer Price Index (Índice Nacional de Preços ao Consumidor Amplo), Brazilian inflation rates were 4.5%, 4.3%, 3.7%, 2.9%, 6.3%, 10.7%, 6.4%, 5.9%, 5.8% and 6.5% in 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011, respectively. However, the Brazilian government’s measures to control inflation have often included maintaining a tight monetary policy with high interest rates, thereby restricting the availability of credit and reducing economic growth. The Central Bank of Brazil has frequently adjusted the interest rate in situations of economic uncertainty and to achieve objectives under the economic policy of the Brazilian government. Inflation, along with government measures to curb inflation and public speculation about possible future government measures, have had significant negative effects on the Brazilian economy and contributed to economic uncertainty in Brazil and heightened volatility in the Brazilian securities market, which may have an adverse effect on us.

If Brazil or other countries where we operate experience substantial inflation or deflation in the future, our business may be adversely affected. In addition, we may not be able to adjust the prices we charge our customers to offset the impact of inflation on our expenses, leading to an increase in our expenses and a reduction in our net operating margin. This could have a material adverse impact on our business, results of operations and financial condition.

We may have limited legal recourse under the laws of China if disputes arise under our agreements with third parties.

 The Chinese government has enacted certain laws and regulations dealing with matters such as corporate organization and governance, foreign investment, currency control, commerce, taxation and trade. However, the implementation, interpretation, and enforcement these laws and regulations is still evolving, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If disputes arise under our agreements with other parties doing business in China, we face the risk that such party may breach any such agreement or otherwise engage in conduct relating to their relationship with us that could otherwise give rise to liability under U.S. law. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government. Any rights we may have to specific performance, or to seek an injunction under Chinese law, in either of these cases, may be limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to our Debt

Our indebtedness could impair our financial condition and harm our ability to operate our business.

As of May 28, 2021, we had issued and outstanding $250.0 million in aggregate principal amount of 2.25% convertible senior notes due 2026 (the “Notes”). The Notes are general unsecured obligations and bear interest at an annual rate of 2.25% per year, payable semi-annually on February 15 and August 15 of each year.  The Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased. No sinking fund is provided for the Notes.

In March 2021, in connection with our acquisition of Cree’s LED Business, we issued a $125.0 million promissory note to Cree. The promissory note accrues interest at a rate of three-month LIBOR plus 3.0%, with payments of interest only payable quarterly, beginning in June 2021, with one bullet payment of principal and all accrued and unpaid interest payable on August 15, 2023.

In addition, we and/or our subsidiaries are party to the Amended Credit Agreement and the ABL Credit Agreement and certain other agreements, as described herein.  As of May 28, 2021, there was an outstanding principal balance of $25.0 million under the ABL Credit Agreement.

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

Our ability to make scheduled payments on, to refinance, or to pay off our debt obligations when due depends on the financial condition and operating performance of our business. This, to a certain extent, is subject to prevailing economic and competitive conditions and to certain financial, business, regulatory and other factors beyond our control. Our business may not generate sufficient cash flows from operations, and future borrowings may not be available to us under our Amended Credit Agreement or ABL Credit Agreement in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets on or before the maturity of our debt. We may not be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. If we are not able to refinance or restructure our debt obligations before they become due, this could cause us to default on our debt obligations and impair our liquidity.

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

Our Amended Credit Agreement and ABL Credit Agreement contains restrictions that limit our flexibility in operating our business.

We and certain of our subsidiaries are party to a senior secured term loan and revolving credit facility, which we refer to, together with all related loan documents, as amended and restated in March 2020 and as amended thereafter (the “Amended Credit Agreement”).  In addition, certain of our subsidiaries are party to an asset-based loan agreement (the “ABL Credit Agreement”). The obligations under the Amended Credit Agreement are jointly and severally guaranteed on a senior basis by certain of our subsidiaries and secured by a pledge of the capital stock of, or equity interests in, most of our subsidiaries and by substantially all of the assets of those subsidiaries. The obligations under the ABL Credit Agreement are jointly and severally guaranteed on a senior basis by certain of our United States subsidiaries and secured by a pledge of the capital stock of, or equity interests in, certain of our United States subsidiaries and by substantially all of the assets of those subsidiaries.  As of May 28, 2021, there were no balances outstanding under the term loans of the Amended Credit Agreement, and an outstanding principal balance of $25.0 million under the ABL Credit Agreement. As of May 28, 2021, there was no outstanding balance under the revolver portion of the Amended Credit Agreement. We have a right to draw an additional $50.0 million under the revolving loan provisions of the Amended Credit Agreement.

Our Amended Credit Agreement contains restrictive covenants that limit our ability to engage in specified transactions and prohibit us from voluntarily prepaying certain of our other indebtedness. These covenants limit the ability of the applicable loan subsidiaries to, among other things:

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

Risks Relating to Our Ordinary Shares

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

As of May 28, 2021, 21.9% of our outstanding ordinary shares were owned by Silver Lake and its affiliates, including certain of our directors and our former Chief Executive Officer.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit Title	Form	File No	Exhibit No.	Filing Date

2.1	Amendment to Asset Purchase Agreement dated March 1, 2021, between Cree, Inc., SMART Global Holdings, Inc. and CreeLED, Inc.	8-K	001-38102	2.2	03/02/21

10.1✝	Offer Letter by and between SMART Global Holdings, Inc. and Ken Rizvi, dated January 31, 2021.	8-K	001-38102	10.1	02/02/21

10.2✝	Amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan.	DEF 14A	001-38102	Appendix A	12/21/20

10.3	Promissory Note, dated March 1, 2021, made by SMART Global Holdings, Inc. in favor of CreeLED, Inc.	8-K	001-38102	10.1	03/02/21

10.4	Form of Earnout Note.	8-K	001-38102	10.2	03/03/21

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

✝    Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMART GLOBAL HOLDINGS, INC.

Date: July 6, 2021	By:	/s/ MARK ADAMS
		Name:	Mark Adams
		Title:	President and Chief Executive Officer (Principal Executive Officer and Director)

Date: July 6, 2021	By:	/s/ KEN RIZVI
		Name:	Ken Rizvi
		Title:	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)