Form 10-Q
period 2021-11-26
SMART Global Holdings, Inc.
filed 2022-01-04
CIK 1616533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2021

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

As of December 28, 2021, the registrant had 24,692,120 ordinary shares outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents incorporated herein by reference contain “forward-looking statements” that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements include, but are not limited to, statements regarding our future financial or operating performance, the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “potential,” “should” and similar words and the negatives thereof constitute forward-looking statements. Forward-looking statements are based on current expectations and preliminary assumptions that are subject to factors, risks and uncertainties that could cause actual results to differ materially from those described in these forward-looking statements. Such factors, risks and uncertainties include, but are not limited to, those identified in “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in this Quarterly Report and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.

We urge you to consider these factors, risks and uncertainties carefully in evaluating the forward-looking statements contained in this Quarterly Report. All subsequent written or oral forward-looking statements attributable to our Company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We do not intend, and undertake no obligation, to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report, except as required by law.

About This Quarterly Report

As used herein, “SGH,” “Company,” “Registrant,” “we,” “our,” “us” or similar terms refer to SMART Global Holdings, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal 2022 and 2021 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated.

SGH, SMART Global Holdings, SMART Modular Technologies, SMART, the SMART logo, Intelligent Platform Solutions, Penguin Computing, the Penguin Computing logo, CreeLED and our other marks appearing in this Quarterly Report are our trademarks or registered trademarks. All other trademarks are the property of their respective holders.

3

PART I. Financial Information

Item 1. Financial Statements

SMART Global Holdings, Inc.

Consolidated Balance Sheets

(In thousands, except par value amount)

(Unaudited)

As of	November 26, 2021	August 27, 2021

Assets
Cash and cash equivalents	$233,050	$222,986
Accounts receivable, net (1)	344,107	313,393
Inventories	317,851	363,601
Other current assets	48,829	50,838
Total current assets	943,837	950,818
Property and equipment, net	148,897	156,266
Operating lease right-of-use assets	37,723	40,869
Intangible assets, net	95,331	101,073
Goodwill	72,487	74,255
Other noncurrent assets	25,423	21,517
Total assets	$1,323,698	$1,344,798

Liabilities and Equity
Accounts payable and accrued expenses	$426,883	$484,107
Current debt	35,802	25,354
Other current liabilities	72,434	74,337
Total current liabilities	535,119	583,798
Long-term debt	341,150	340,484
Acquisition-related contingent consideration	77,700	60,500
Noncurrent operating lease liabilities	29,396	32,419
Other noncurrent liabilities	8,049	8,673
Total liabilities	991,414	1,025,874

Commitments and contingencies

SMART Global Holdings shareholders’ equity:
Ordinary shares, $0.03 par value. Authorized 200,000 shares; 26,137 issued and 24,684 outstanding as of November 26, 2021; 25,770 issued and 24,368 outstanding as of August 27, 2021	784	773
Additional paid-in-capital	411,608	396,851
Retained earnings	204,814	184,787
Treasury shares, 1,453 and 1,402 shares held as of November 26, 2021 and August 27, 2021, respectively	(53,211)	(50,545)
Accumulated other comprehensive income (loss)	(241,055)	(221,615)
Total SGH shareholders’ equity	322,940	310,251
Noncontrolling interest in subsidiary	9,344	8,673
Total equity	332,284	318,924
Total liabilities and equity	$1,323,698	$1,344,798

(1)	Receivables from related parties were de minimus and $14,057 as of November 26, 2021 and August 27, 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

Three months ended	November 26, 2021	November 27, 2020

Net sales (1)	$469,944	$291,697
Cost of sales	347,743	239,053
Gross profit	122,201	52,644

Operating expenses:
Research and development	17,657	6,964
Selling, general and administrative	52,550	38,056
Change in fair value of contingent consideration	17,200	—
Total operating expenses	87,407	45,020
Operating income	34,794	7,624

Non-operating (income) expense:
Interest expense, net	5,106	3,154
Other non-operating (income) expense	1,235	(832)
Total non-operating (income) expense	6,341	2,322
Income before taxes	28,453	5,302

Income tax provision	7,755	3,275
Net income	20,698	2,027
Net income attributable to noncontrolling interest	671	—
Net income attributable to SGH	$20,027	$2,027

Earnings per share:
Basic	$0.82	$0.08
Diluted	$0.73	$0.08

Shares used in per share calculations:
Basic	24,506	24,561
Diluted	27,318	25,103

(1)	Sales to related parties were de minimus and $14,975 in the first quarters of 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

Three months ended	November 26, 2021	November 27, 2020

Net income	$20,698	$2,027

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19,440)	(16,523)
Comprehensive income (loss)	1,258	(14,496)

Comprehensive income attributable to noncontrolling interest	671	—
Comprehensive income (loss) attributable to SGH	$587	$(14,496)

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

(Unaudited)

	Shares Issued	Amount	Additional Paid-in-capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity

As of August 27, 2021	25,770	$773	$396,851	$184,787	$(50,545)	$(221,615)	$310,251	$8,673	$318,924
Net income	—	—	—	20,027	—	—	20,027	671	20,698
Other comprehensive income	—	—	—	—	—	(19,440)	(19,440)	—	(19,440)
Shares issued under equity plans	367	11	5,018	—	—	—	5,029	—	5,029
Repurchase of ordinary shares	—	—	—	—	(2,666)	—	(2,666)	—	(2,666)
Share-based compensation expense	—	—	9,739	—	—	—	9,739	—	9,739
As of November 26, 2021	26,137	$784	$411,608	$204,814	$(53,211)	$(241,055)	$322,940	$9,344	$332,284

	Shares Issued	Amount	Additional Paid-in-capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity

As of August 28, 2020	24,568	$737	$348,163	$163,477	$(2,032)	$(228,241)	$282,104	$—	$282,104
Net income	—	—	—	2,027	—	—	2,027	—	2,027
Other comprehensive income	—	—	—	—	—	(16,523)	(16,523)	—	(16,523)
Shares issued under equity plans	478	14	3,091	—	—	—	3,105	—	3,105
Repurchase of ordinary shares	—	—	—	—	(3,483)	—	(3,483)	—	(3,483)
Share-based compensation expense	—	—	11,088	—	—	—	11,088	—	11,088
As of November 27, 2020	25,046	$751	$362,342	$165,504	$(5,515)	$(244,764)	$278,318	$-	$278,318

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

Three months ended	November 26, 2021	November 27, 2020

Cash flows from operating activities:
Net income	$20,698	$2,027
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	15,813	8,367
Amortization of debt discounts and issuance costs	2,332	2,116
Share-based compensation expense	9,775	11,088
Change in fair value of contingent consideration	17,200	—
Amortization of operating lease right-of-use assets	2,548	1,413
Other	(192)	(14)
Changes in operating assets and liabilities:
Accounts receivable	(36,053)	(1,930)
Inventories	39,640	12,919
Other current assets	(932)	(9,277)
Accounts payable and accrued expenses	(53,751)	10,142
Operating lease liabilities	(2,141)	(1,504)
Deferred income taxes, net	209	222
Net cash provided by operating activities	15,146	35,569

Cash flows from investing activities:
Capital expenditures and deposits on equipment	(12,766)	(14,644)
Other	(611)	16
Net cash used for investing activities	(13,377)	(14,628)

Cash flows from financing activities:
Proceeds from borrowing under line of credit	60,000	19,500
Proceeds from issuance of ordinary shares	5,029	3,105
Repayments of borrowings under line of credit	(50,000)	(19,500)
Payments to acquire ordinary shares	(2,666)	(3,483)
Net cash provided by (used for) financing activities	12,363	(378)

Effect of changes in currency exchange rates on cash and cash equivalents	(4,068)	(7,277)
Net increase in cash and cash equivalents	10,064	13,286
Cash and cash equivalents at beginning of period	222,986	150,811
Cash and cash equivalents at end of period	$233,050	$164,097

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.

Notes to Consolidated Financial Statements

(Tabular amounts in thousands, except per share amounts)

(Unaudited)

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include SGH and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended August 27, 2021. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 27, 2021. Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Fiscal Year: Our fiscal year is the 52 or 53-week period ending on the last Friday in August. Fiscal 2022 and 2021 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated. All financial information for our subsidiaries in Brazil is included in our consolidated financial statements on a one-month lag because their fiscal years end on July 31 of each year.

Subsequent Event

Share Dividend

On January 3, 2022, our Board of Directors declared a share dividend of one ordinary share, $0.03 par value per share, for every one ordinary share owned. The share dividend will be payable to shareholders of record as of January 25, 2022, and will be paid on February 1, 2022. Ordinary shares and per share data in the accompanying consolidated financial statements and notes have not been adjusted for the impact of the share dividend.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 – Income Taxes: Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted ASU 2019-12 in the first quarter of 2022 on a prospective basis. The adoption of this ASU did not have a significant impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires a financial asset (or a group of financial assets) measured on the basis of amortized cost to be presented at the net amount expected to be collected. This ASU requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the increases or decreases of expected credit losses that have taken place during the period. This ASU requires that credit losses of debt securities designated as available-for-sale be recorded through an allowance for credit losses and limits the credit loss to the amount by which fair value is below amortized cost. We adopted ASU 2016-13 in the first quarter of 2021 under the modified retrospective adoption method. The adoption of this ASU did not have a significant impact on our financial statements.

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU 2021-08 – Business Combinations: Accounting for Contract Asset and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. This ASU is effective for us in the first quarter of 2023 and, if adopted early, requires the retrospective method of transition applied to transactions occurring on or after the beginning of the fiscal year of adoption. We are evaluating the timing and effects of adoption of this ASU on our financial statements.

In August 2020, the FASB issued ASU 2020-06 – Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. This ASU requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. This ASU is effective for us in the first quarter of 2023 and permits the use of either the modified retrospective or fully retrospective method of transition. We are evaluating the effects of adoption of this ASU on our financial statements.

Business Acquisition

LED Business

On March 1, 2021, pursuant to the previously announced Asset Purchase Agreement dated October 18, 2020, as amended by the Amendment to Asset Purchase Agreement dated March 1, 2021 (as amended, the “CreeLED Purchase Agreement”), (i) we acquired the LED business of Cree, Inc., a corporation now known as Wolfspeed, Inc. (“Cree”), including (a) certain equipment, inventory, intellectual property rights, contracts and real estate comprising Cree’s LED products segment, (b) all of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited, a limited liability company organized under the laws of the People’s Republic of China and an indirect wholly owned subsidiary of Cree and (c) Cree’s 51% ownership interest in Cree Venture LED Company Limited (“Cree Joint Venture”), Cree’s joint venture with San’an Optoelectronics Co., Ltd. (“San’an”) and (ii) we assumed certain liabilities related to the LED business (collectively, (i) and (ii), the “LED Business”). In connection with the transaction, Cree retained certain assets used in and pre-closing liabilities associated with its LED products segment.

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

The Earnout Note is revalued each quarter and changes in valuation are reflected in results of operations. In the second half of 2021, we recorded charges of $32.4 million to adjust the value of the Earnout Note to its fair value as of August 27, 2021, and in the first quarter of 2022, we recorded an additional charge of $17.2 million to adjust the value of the Earnout Note to its fair value as of November 26, 2021. The changes in fair value reflected new information about the probability and timing of meeting the conditions of the revenue and gross profit targets of the LED Business. As of November 26, 2021, the fair value of the Earnout Note was $77.7 million.

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

The unaudited pro forma financial information for the first quarter of 2021 combines our results of operations for the quarter ended November 27, 2020 and the results of operations of the LED Business for the quarter ended September 27, 2020.

Three months ended	November 27, 2020

Net sales	$390,733
Net loss attributable to SGH	(128,078)

Earnings (loss) per share:
Basic	$(5.21)
Diluted	$(5.21)

The unaudited pro forma financial information above reflects the following adjustments:

•	Incremental cost of sales related to the estimated fair value of inventories.
•	Incremental depreciation expense related to the estimated fair value of property and equipment.
•	Incremental amortization expense related to the estimated fair value of identifiable intangible assets.
•	Incremental interest expense related to the LED Purchase Price Note and the Earnout Note.
•	The impacts to income tax expense as a result of the pro forma adjustments.

Inventories

As of	November 26, 2021	August 27, 2021

Raw materials	$157,849	$163,610
Work in process	66,805	92,901
Finished goods	93,197	107,090
	$317,851	$363,601

As of November 26, 2021 and August 27, 2021, 10% and 11%, respectively, of total inventories were inventories owned and held under our supply chain services.

Property and Equipment

As of	November 26, 2021	August 27, 2021

Equipment	$176,902	$182,493
Buildings and building improvements	53,035	53,502
Furniture, fixtures and software	33,309	32,114
Land	16,126	16,126
	279,372	284,235
Accumulated depreciation	(130,475)	(127,969)
	$148,897	$156,266

Depreciation expense for property and equipment was $9.5 million and $5.0 million in the first quarters of 2022 and 2021, respectively.

Intangible Assets and Goodwill

	As of November 26, 2021		As of August 27, 2021

	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Intangible assets:
Technology	$61,925	$(11,540)	$61,307	$(9,142)
Customer relationships	57,500	(24,854)	57,500	(22,393)
Trademarks/tradenames	19,200	(7,414)	19,200	(6,628)
Order backlog	3,400	(2,886)	3,800	(2,571)
	$142,025	$(46,694)	$141,807	$(40,734)

Goodwill by segment:
Intelligent Platform Solutions	$40,401		$40,401
Memory Solutions	32,086		33,854
	$72,487		$74,255

In the first quarter of 2022, we capitalized $0.6 million for intangible assets with weighted-average useful lives of 8.23 years. Amortization expense for intangible assets was $6.3 million and $3.4 million in the first quarters of 2022 and 2021, respectively. Amortization expense is expected to be $17.6 million for the remainder of 2022, $21.9 million in 2023, $18.2 million in 2024, $15.4 million in 2025, $8.4 million in 2026 and $13.8 million thereafter.

Goodwill of our Memory Solutions segment decreased by $1.8 million in the first quarter of 2022 and increased in all of 2021 by $0.3 million from translation adjustments.

Accounts Payable and Accrued Expenses

As of	November 26, 2021	August 27, 2021

Accounts payable (1)	$373,460	$429,640
Salaries, wages and benefits	30,633	37,795
Income and other taxes	19,296	14,319
Other	3,494	2,353
	$426,883	$484,107
(1)	Includes accounts payable for property and equipment of $3.6 million and $3.1 million as of November 26, 2021 and August 27, 2021, respectively.

Debt

As of	November 26, 2021	August 27, 2021

Convertible Senior Notes	$206,202	$203,992
LED Purchase Price Note	125,000	125,000
ABL Credit Agreement	35,000	25,000
Other	10,750	11,846
	376,952	365,838
Less current debt	(35,802)	(25,354)
Long-term debt	$341,150	$340,484

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

The closing price of our ordinary shares exceeded 130% of the conversion price for our 2026 Notes for at least 20 trading days in the 30 consecutive trading days ended on November 26, 2021. As a result, the 2026 Notes are convertible by holders through February 25, 2022.

If we receive a notice of conversion for our 2026 Notes, and we elect to settle in cash any portion of the conversion obligation, the cash settlement obligation becomes a derivative debt liability subject to mark-to-market accounting treatment based on the volume-weighted-average price of our ordinary shares over a period of 40 consecutive trading days, beginning two business days after the holder gives notice to convert. Accordingly, as of the date of our election to settle any part of a conversion in cash, we would reclassify all or a portion of the fair value of the equity component of the converted 2026 Notes from additional capital to derivative debt liability within current debt in our consolidated balance sheet.

Other: Interest expense for the 2026 Notes consisted of 2.25% contractual stated interest of $1.4 million and $1.4 million in the first quarters of 2022 and 2021, respectively, and amortization of discount and issuance costs of $2.2 million and $2.1 million in the first quarters of 2022 and 2021, respectively, resulting in an effective interest rate of 7.06%.

As of both November 26, 2021 and August 27, 2021, the carrying amount of the equity components of the 2026 Notes, which are included in additional paid-in-capital, was $50.8 million.

Leases

As of November 26, 2021 and August 27, 2021, we had operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in the first quarters of 2022 or 2021. The components of operating lease expense were as follows:

Three months ended	November 26, 2021	November 27, 2020

Fixed lease cost	$3,303	$1,539
Variable lease cost	368	272
Short-term lease cost	76	58
	$3,747	$1,869

Cash flows used for operating activities in the first quarters of 2022 and 2021 included payments for operating leases of $2.9 million and $1.6 million, respectively. Noncash acquisitions of right-of-use assets were not significant in the first quarters of 2022 and 2021.

As of November 26, 2021 and August 27, 2021, the weighted-average remaining lease term for our operating leases was 6.0 years and 6.1 years, respectively. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms. As of November 26, 2021 and August 27, 2021, the weighted-average discount rate for our operating leases was 6.8% and 6.7%, respectively.

Minimum payments of lease liabilities as of November 26, 2021 were as follows:

Remainder of 2022	$9,679
2023	10,560
2024	7,249
2025	4,665
2026	3,584
2027 and thereafter	15,671
51,408
Less imputed interest	(11,473)
Present value of total lease liabilities	$39,935

The table above excludes lease liabilities for leases that have been executed but not yet commenced. As of November 26, 2021, we had such lease commitments relating to operating lease payment obligations of $51.8 million for a building lease with a term of 16 years. We will recognize a right-of-use asset and an associated lease liability at the time such asset becomes available for our use. Such lease is currently expected to commence in the second half of calendar 2022.

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

Equity

SGH Shareholders’ Equity

Ordinary Share Repurchases

Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as ordinary share repurchases. An aggregate of 51 thousand and 139 thousand shares were acquired for $2.7 million and $3.5 million in the first quarters of 2022 and 2021, respectively.

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

The 49% ownership interest held by San’an is classified as noncontrolling interest. Noncontrolling interest increased by $0.7 million in the first quarter of 2022 for San’an’s share of net income from the Cree Joint Venture. Cash and other assets of the Cree Joint Venture are generally not available for use by us in our other operations.

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

Pursuant to the Brazil Incentive Programs, we recognized aggregate financial credits, reflected as a reduction of research and development expense, of $5.9 million and $7.9 million in the first quarters of 2022 and 2021, respectively. Financial credits earned under the Brazil Incentive Programs may be refunded in cash or used to offset liabilities for Brazil federal taxes. As of November 26, 2021 and August 27, 2021, earned but unused financial credits of $16.9 million and $19.8 million, respectively, were included in other current assets. Financial credits earned but unused as of November 26, 2021 can be utilized through November 2026.

Fair Value Measurements

Cash and cash equivalents as of November 26, 2021 and August 27, 2021 included money market funds of $2.8 million and $2.7 million, respectively, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets.

Fair value measurements of other assets and liabilities were as follows:

	As of November 26, 2021		As of August 27, 2021

	Fair Value	Carrying Value	Fair Value	Carrying Value

Assets:
Derivative financial instrument assets	$1,528	$1,528	$883	$883

Liabilities:
Derivative financial instrument liabilities	$—	$—	$50	$50
Convertible Senior Notes	401,283	206,202	335,668	203,992
LED Purchase Price Note	125,000	125,000	125,000	125,000
ABL Credit Agreement	35,000	35,000	25,000	25,000
Debt – other	9,782	10,751	10,702	11,846
Acquisition-related contingent consideration	77,700	77,700	60,500	60,500

The fair values of our derivative financial instruments, as measured on a recurring basis, were based on Level 2 measurements, including market-based observable inputs of currency exchange spot and forward rates, interest rates and credit-risk spreads.

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

Derivative Instruments

We use currency forward contracts to mitigate our exposure of certain monetary assets and liabilities from changes in currency exchange rates. Realized and unrealized gains and losses on derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating (income) expense. For derivative instruments without hedge accounting designation, in the first quarter of 2022, we recognized net realized gains of $3.9 million and net unrealized gains on the change in the fair value of the non-designated forward contracts of $0.8 million. In the first quarter of 2021, we recognized net realized gains of $2.4 million and net unrealized gains on the change in the fair value of the non-designated forward contracts of $2.9 million.

Equity Plans

As of November 26, 2021, 4.3 million shares of our ordinary shares were available for future awards under our equity plans.

Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)

Aggregate Restricted Award activity was as follows:

Three months ended	November 26, 2021	November 27, 2020

Awards granted	266	548
Weighted average grant-date fair value per share	$56.04	$20.81
Aggregate vesting-date fair value of shares vested	$11,956	$8,370

Restricted Awards include grants with service, performance and/or market conditions with restrictions that generally lapse after a three to four-year service period. Awards with market conditions are based on either the Company’s share price or the Company’s total shareholder return (“TSR”) relative to companies included in a market index. For awards with market conditions, the number of shares that will vest will vary between 0% and 200% of target amounts, depending upon the Company’s achievement level over the specified performance period. The fair value of awards with market conditions were fixed at the grant date using a Monte Carlo simulation analysis and were based on significant inputs not observable in the market.

In May 2020, we granted a performance-based restricted share award that had both service and performance conditions. As of August 28, 2020, we deemed it was probable that the service condition would be met and the attainment of the performance condition for this award was probable. On October 20, 2020, we modified this award, as well as another time-based award, each for our former CEO, to accelerate the remaining service-based vesting requirements such that they became fully vested as of the acceleration date. These modifications resulted in additional share-based compensation expense in the first quarter of 2021 of $5.8 million.

As of November 26, 2021, total unrecognized compensation costs for unvested Restricted Awards was $93.1 million, which was expected to be recognized over a weighted average period of 2.95 years.

Share Options

Share option activity and assumptions were as follows:

Three months ended	November 27, 2020

Share options granted	250
Weighted average grant-date fair value per share	$13.30
Average expected term in years	6.25
Weighted-average expected volatility	52.07%
Weighted-average risk-free interest rate	0.49%
Expected dividend yield	—

As of November 26, 2021, total unrecognized compensation costs for unvested options was $5.3 million, which was expected to be recognized over a weighted average period of 1.96 years.

Employee Share Purchase Plan

Under our employee share purchase plan (“ESPP”), employees purchased 67 thousand ordinary shares for $3.0 million in the first quarter of 2022 and 87 thousand shares for $1.8 million in the first quarter of 2021.

Share-Based Compensation Expense

Three months ended	November 26, 2021	November 27, 2020

Share-based compensation expense by caption:
Cost of sales	$1,731	$838
Research and development	1,540	778
Selling, general and administrative	6,504	9,472
	$9,775	$11,088

Income tax benefits related to the tax deductions for share-based awards are recognized only upon the settlement of the related share-based awards. Consistent with our treatment of income or loss from our U.S. operations, our income tax provision in the first quarters of 2022 and 2021 reflects de minimis income tax benefits for share-based compensation expense.

Revenue and Customer Contract Balances

We disaggregate revenue by segment and geography and by product and service revenue. See “Segment and Other Information.”

Net Sales and Gross Billings

Net sales by products and services and gross amounts billed for services, including those services in which we act as an agent for our customers, were as follows:

Three months ended	November 26, 2021	November 27, 2020

Net sales:
Products	$456,425	$285,202
Services	13,519	6,495
	$469,944	$291,697

Gross billings in connection with services:
Services	$13,519	$6,495
Cost of materials (1)	336,275	131,524
	$349,794	$138,019
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

Customer Contract Balances

As of	November 26, 2021	August 27, 2021

Contract assets (1)	$154	$4,247

Contract liabilities: (2)
Deferred revenue	$14,888	$19,271
Customer advances	15,952	15,835
	$30,840	$35,106
(1)	Contract assets are included in other current assets.
(2)

Contract liabilities are included in other current liabilities and noncurrent liabilities based on the timing of when our customer is expected to take control of the asset or receive the benefit of the service.

Deferred revenue related to amounts received from customers in advance of satisfying performance obligations. As of November 26, 2021, we expect to recognize revenue of $10.5 million of the balance of $14.9 million in the next 12 months and the remaining amount thereafter. In the first quarter of 2022, we recognized revenue of $5.8 million from satisfying performance obligations related to amounts included in deferred revenue as of August 27, 2021. Customer advances represent amounts received from customers for advance payments to secure product and services within the next 12 months. In the first quarter of 2022, we recognized revenue of $1.3 million from satisfying performance obligations related to amounts included in customer advances as of August 27, 2021.

As of November 26, 2021 and August 27, 2021, other current liabilities included $25.1 million and $24.9 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Other Non-operating (Income) Expense

Three months ended	November 26, 2021	November 27, 2020

Foreign currency (gains) losses	$1,467	$(642)
Other	(232)	(190)
	$1,235	$(832)

Foreign currency (gains) and losses relate primarily to our Brazil operating subsidiaries.

Income Taxes

Three months ended	November 26, 2021	November 27, 2020

Income before income taxes	$28,453	$5,302
Income tax provision	$7,755	$3,275
Effective tax rate	27.3%	61.8%

Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.

Provision for income taxes for the three months ended November 26, 2021 increased by $4.5 million, as compared to the same period in the prior year, primarily due to an increase in the amount of earnings subject to non-U.S. tax.

As of November 26, 2021 and August 27, 2021, we had a full valuation allowance for net deferred tax assets associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.

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

Earnings Per Share

Three months ended	November 26, 2021	November 27, 2020

Net income attributable to SGH – Basic and Diluted	$20,027	$2,027

Weighted-average shares outstanding – Basic	24,506	24,561
Dilutive effect of equity plans and convertible notes	2,812	542
Weighted-average shares outstanding – Diluted	27,318	25,103

Earnings per share:
Basic	$0.82	$0.08
Diluted	$0.73	$0.08

Below are potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

Three months ended	November 26, 2021	November 27, 2020

Equity plans	143	1,497

We have the option to pay cash, issue shares or any combination thereof for the aggregate amount due upon any conversion of our 2026 Notes. It is our intent to settle the principal amount of the 2026 Notes in cash upon any conversion. As a result, only the amounts payable in excess of the principal amounts upon conversion of the 2026 Notes are considered in diluted earnings per share under the treasury stock method. As a result, the 2026 Notes would be dilutive when the average share price of the Company’s ordinary shares for a reporting period exceeds the conversion price of the 2026 Notes of $40.61 per share. See “Debt – Convertible Senior Notes.”

Segment and Other Information

Segment information presented below is consistent with how our chief operating decision maker evaluates operating results to make decisions about allocating resources and assessing performance.

In the fourth quarter of 2021, we reorganized SGH into three business units: Memory Solutions, Intelligent Platforms Solutions and LED Solutions. Two of our previous segments, specialty memory products and Brazil products, have been combined to become Memory Solutions. Intelligent Platform Solutions was formerly referred to as specialty compute and storage solutions. All prior period information in the tables below has been revised to reflect the change to our three reportable segments.

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

Three months ended	November 26, 2021	November 27, 2020

Net sales:
Memory Solutions	$239,401	$225,823
Intelligent Platform Solutions	118,654	65,874
LED Solutions	111,889	—
Total net sales	$469,944	$291,697

Segment operating income:
Memory Solutions	$36,670	$20,861
Intelligent Platform Solutions	14,180	2,881
LED Solutions	18,300	—
Total segment operating income	69,150	23,742

Unallocated:
Share-based compensation expense	(9,775)	(11,088)
Amortization of acquisition-related intangibles	(6,343)	(3,413)
Change in fair value of contingent consideration	(17,200)	—
Other	(1,038)	(1,617)
Total unallocated	(34,356)	(16,118)
Consolidated operating income	$34,794	$7,624

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended August 27, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements.”

Our fiscal year is the 52 or 53-week period ending on the last Friday in August. Fiscal 2022 and 2021 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated. All financial information for our subsidiaries in Brazil is included in our consolidated financial statements on a one-month lag because their fiscal years end on July 31 of each year. All tabular dollar amounts are in millions, except per share amounts.

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

At SGH, we strive to achieve long-term growth by investing in our people, innovation, processes and new opportunities. Since the beginning of fiscal 2018, we have accelerated our growth through the completion of five acquisitions. With our most recent acquisition of the LED Business in 2021, we have organized the Company into three lines of business: Memory Solutions, Intelligent Platform Solutions (“IPS”) and LED Solutions.

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

Factors Affecting Our Operating Performance

Our operating expenses have grown in recent periods as we drive innovation, expand our products and services portfolio and invest in greater operational capabilities to support our growth. Our total operating expenses grew in 2021, primarily as a result of the addition of the LED Solutions business. We expect to continue to see increased operating expenses in 2022 as we record a full year of operating expenses for the LED Solutions business, continue to increase our investment in new products and services for the IPS business and potentially experience the phase-out of certain Brazil financial tax credits, which would result in an increase in operating expense in Memory Solutions.

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

Shifts in the Mix of Our Revenue. Shifts in the mix of revenue from our operating segments, which can vary significantly from period to period, can impact our business and operating results, including gross and operating margins. For example, our Memory Solutions group, while not party to long-term fixed purchasing commitments, has nonetheless historically seen relatively stable demand and margins. By contrast, our IPS group has shown solid growth, but is subject to greater variability in its sales and margin profile from period to period, as recognition of revenue is tied to customer decisions as to the completion of delivery and system go-live events, and margin is driven by the extent to which higher margin software and managed services comprise IPS sales. In addition, while we have experienced favorable demand and overall margin uplift compared to the rest of our businesses from our LED Solutions group to date, this group is the newest segment of our business, and we may be subject to unforeseen changes in its business and operating results. Our resource commitments and planning for each segment are relatively fixed in the short term and, as such, variability in expected revenue mix will have direct implications for our operating income and margins.

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

Disruptions in Our Supply Chain May Adversely Affect Our Businesses. We depend on third-party suppliers for key components of our products, such as commodity DRAM components from offshore foundries that we use in our specialty memory products and third-party wafers that we use in our memory and LED businesses. We have adopted this “fab-lite” business model to reduce our capital expenditures and operating expenses, while affording greater flexibility in adapting to shifts in demand and other market trends. In recent periods, our fab-lite business model has contributed significantly to margin expansion in our overall business. However, our reliance on third-party manufacturers exposes us to risk of supply chain disruption and lost business. For example, the current global semiconductor shortage has adversely affected our operating results. If such disruptions worsen or are prolonged, or if there is meaningful disruption in our supply arrangement with any of our third-party suppliers, our operating results and financial condition could be adversely affected.

Results of Operations

Three months ended	November 26, 2021	% of net sales (1)	November 27, 2020	% of net sales (1)

Net sales:
Memory Solutions	$239,401	50.9%	$225,823	77.4%
Intelligent Platform Solutions	118,654	25.2%	65,874	22.6%
LED Solutions	111,889	23.8%	—	—
Total net sales	469,944	100.0%	291,697	100.0%
Cost of sales	347,743	74.0%	239,053	82.0%
Gross profit	122,201	26.0%	52,644	18.0%

Operating expenses:
Research and development	17,657	3.8%	6,964	2.4%
Selling, general and administrative	52,550	11.2%	38,056	13.0%
Change in fair value of contingent consideration	17,200	3.7%	—	—
Total operating expenses	87,407	18.6%	45,020	15.4%
Operating income	34,794	7.4%	7,624	2.6%

Non-operating (income) expense:
Interest expense, net	5,106	1.1%	3,154	1.1%
Other non-operating (income) expense	1,235	0.3%	(832)	(0.3)%
Total non-operating (income) expense	6,341	1.3%	2,322	0.8%
Income before taxes	28,453	6.1%	5,302	1.8%

Income tax provision	7,755	1.7%	3,275	1.1%
Net income	20,698	4.4%	2,027	0.7%
Net income attributable to noncontrolling interest	671	0.1%	—	—
Net income attributable to SGH	$20,027	4.3%	$2,027	0.7%
(1)	Summations of percentages may not compute precisely due to rounding.

Net Sales, Cost of Sales and Gross Profit

Net sales increased by $178.2 million, or 61.1%, in the first quarter of 2022 compared to same period in the prior year, primarily due to $111.9 million of revenue in the first quarter of 2022 from our recent acquisition of the LED Business and to strong performance in our IPS and Memory Solutions businesses. IPS net sales increased by $52.8 million, or 80.1%, primarily due to higher volumes of sales in our Penguin Computing business. Memory Solutions sales increased by $13.6 million, or 6.0%, primarily due to a 13.5% higher volume of DRAM products and a 34.0% increase in average selling prices for Brazil DRAM products.

Cost of sales increased by $108.7 million, or 45.5%, in the first quarter of 2022 compared to the same period in the prior year, primarily due to our acquisition of the LED Business and from higher cost of materials and production costs due to a higher level of sales for our IPS and Memory Solutions segments.

Gross profit margin increased to 26.0% in the first quarter of 2022 compared to 18.0% in the first quarter of 2021 primarily due to inclusion of higher margin LED Solutions products in 2022 as well as process and efficiency improvement in the Memory Solutions and IPS segments compared to the prior year.

Segment Operating Income

Three months ended	November 26, 2021		November 27, 2020

Segment operating income: (1)
Memory Solutions	$36,670	15.3%	$20,861	9.2%
Intelligent Platform Solutions	14,180	12.0%	2,881	4.4%
LED Solutions	18,300	16.4%	—	—
Total segment operating income	69,150	14.7%	23,742	8.1%

Unallocated:
Share-based compensation expense	(9,775)		(11,088)
Amortization of acquisition-related intangibles	(6,343)		(3,413)
Change in fair value of contingent consideration	(17,200)		—
Other	(1,038)		(1,617)
Total unallocated	(34,356)		(16,118)
Consolidated operating income	$34,794		$7,624
(1)	Percentages represent segment operating income as a percentage of segment net sales.

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

Memory Solutions operating income increased by $15.8 million, or 75.8%, in the first quarter of 2022 compared to the same period in the prior year, primarily due to higher sales and gross profit, partially offset by higher operating expenses mainly driven by higher research and development expense due to less Brazil financial credits.

IPS operating income increased by $11.3 million, or 392.2%, in the first quarter of 2022 compared to same period in the prior year, primarily due to higher sales and gross profit, partially offset by higher operating expenses mainly driven by personnel-related expenses due to increased headcount to support the revenue growth.

LED Solutions operating income of $18.3 million in the first quarter of 2022 was due to our acquisition of the LED Business in March 2021.

Operating and Non-operating (Income) Expense

Research and Development

Research and development expense increased by $10.7 million, or 153.5%, in the first quarter of 2022 compared to the same period in the prior year, primarily due to additional costs from the acquisition of the LED Business as well as lower Brazil financial credits. We expect research and development expense to increase in absolute dollars in 2022 as compared to 2021 primarily because we will include the full year of operations for our LED Solutions segment and may include the effects of the termination of certain Brazil financial credits, currently scheduled to occur in January 2022.

Selling, General and Administrative

Selling, general and administrative expense increased by $14.5 million, or 38.1%, in the first quarter of 2022 compared to the same period in the prior year, primarily due to additional costs from the acquisition of the LED Business as well as higher personnel-

related expenses due to increased headcount, professional services and acquisition expenses associated with the acquisition. We expect selling, general and administrative expense to increase in absolute dollars in 2022 as we include the full year of operations for our LED Solutions segment.

Change in Fair Value of Contingent Consideration

Our acquisition of the LED Business included contingent consideration, which we estimated the fair value as of the date of acquisition to be $28.1 million. During the first quarter of 2022, we recorded a charge of $17.2 million to adjust the amount of contingent consideration to its fair value as of November 26, 2021. See “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – LED Business.”

Other Non-operating (Income) Expense

Other non-operating (income) expense in the first quarters of 2022 and 2021 primarily reflected foreign currency (gains) and losses relate primarily to our Brazil operating subsidiaries, as well as higher interest expense mainly due to the seller note from the LED acquisition.

Income Tax Provision

Our provision for income taxes increased by $4.5 million in the first quarter of 2022 compared to the same period in the prior year, primarily due to higher income in non-U.S. jurisdictions subject to tax.

Liquidity and Capital Resources

At November 26, 2021, we had cash and cash equivalents of $233.1 million, of which $181.3 million was held outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements as described below, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding capacity of our operations, expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents consist of funds held in demand deposit accounts and money market funds. We do not enter into investments for trading or speculative purposes.

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

In February 2020, we issued $250.0 million in aggregate principal amount of 2.25% convertible senior notes due 2026 (the “2026 Notes”). The initial conversion rate of the 2026 Notes is 24.6252 ordinary shares per $1,000 principal amount of notes, which represents an initial conversion price of approximately $40.61 per ordinary share. The closing price of our ordinary shares exceeded 130% of the conversion price for our 2026 Notes for at least 20 trading days in the 30 consecutive trading days ended on November 26, 2021. As a result, the 2026 Notes are convertible by holders through February 25, 2022.

For information regarding our debt obligations, see “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.” For our operating lease obligations, see “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Leases.” For our purchase obligations, see “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Commitments and Contingencies.”

Cash Flows

Three months ended	November 26, 2021	November 27, 2020

Net cash provided by operating activities	$15,146	$35,569
Net cash used for investing activities	(13,377)	(14,628)
Net cash provided by (used for) financing activities	12,363	(378)
Effect of changes in currency exchange rates	(4,068)	(7,277)
Net increase in cash and cash equivalents	$10,064	$13,286

Operating Activities: Cash flows from operating activities reflects net income adjusted for certain non-cash items, including depreciation and amortization expense, share-based compensation, adjustments for changes in the fair value of contingent consideration, gains and losses from investing or financing activities and from the effects of changes in operating assets and liabilities.

Net cash provided by operating activities in the three months ended November 26, 2021 was $15.1 million, comprised primarily of net income of $20.7 million, adjusted for non-cash items of $47.5 million. Operating cash flows were also affected by a $53.1 million decrease in our net operating assets and liabilities, consisting primarily of an increase of $36.1 million in accounts receivable and a decrease of $53.8 million in accounts payable and accrued expenses, offset by a decrease of $39.6 million in inventories. The decrease in both inventories and accounts payable and accrued expenses was primarily due to lower inventory primarily in our Memory Solutions and IPS segments, and the increase in accounts receivable was primarily due to higher gross sales in the same segments.

Net cash provided by operating activities in the three months ended November 27, 2020 was $35.6 million, comprised primarily of net income of $2.0 million, adjusted for non-cash items of $23.3 million. Operating cash flows were also affected by a $10.3 million increase in our net operating assets and liabilities, consisting primarily of a decrease of $12.9 million in inventories and an increase of $10.1 million in accounts payable and accrued expenses, partially offset by an increase of $9.3 million in other current assets.

Investing Activities: Net cash used in investing activities in the first quarter of 2022 was $13.4 million, consisting primarily of purchases of property and equipment. Net cash used in investing activities during the three months ended November 27, 2020 was $14.6 million consisting primarily of purchases of property and equipment and deposits.

Financing Activities: Net cash provided by financing activities in the first quarter of 2022 was $12.4 million, consisting primarily of $10.0 million in net proceeds from borrowing under our line of credit, $5.0 million in proceeds from issuance of ordinary shares from our equity plans, partially offset by $2.7 million for the repurchase of ordinary shares. Net cash used for financing activities in the first quarter of 2021 was $0.4 million, consisting primarily of $3.5 million for the repurchase of ordinary shares, partially offset by $3.1 million in proceeds from issuance of ordinary shares from our equity plans.

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

There have been no material changes to our critical accounting estimates from those described in “PART II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended August 27, 2021.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Rate Risk

We are subject to inherent risks attributed to operating in a global economy. Our international sales and our operations in foreign countries subject us to risks associated with fluctuating currency values and exchange rates. Because a significant portion of our sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. In addition, we have certain costs that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs, which could have a material adverse effect on our results of operations.

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

Approximately 24% and 36% of our net sales in the first quarters of 2022 and 2021, respectively, originated in Brazilian real. We utilize foreign exchange forward contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities in Brazil. We do not use foreign currency contracts for speculative or trading purposes.

Based on our monetary assets and liabilities denominated in foreign currencies as of November 26, 2021 and August 27, 2021, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $6.7 million and $7.7 million, respectively, to revalue these assets and liabilities.

Interest Rate Risk

We are subject to interest rate risk in connection with our variable-rate debt under the ABL Credit Agreement and the Amended Credit Agreement. As of November 26, 2021, we had a revolving balance outstanding of $35 million; however, the ABL Credit Agreement and Amended Credit Agreement provide for borrowings of up to an aggregate of $150 million. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the ABL Credit Agreement and Amended Credit Agreement were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $1.5 million per year.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

For a discussion of legal proceedings, see “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Commitments and Contingencies” and “PART II. Other Information – Item 1A. Risk Factors.”

Item 1A. Risk Factors

There have been no material changes to the risks described in “PART I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2021. You should carefully consider the risks and uncertainties and the other information in this Quarterly Report, including “PART I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Our business, financial condition or results of operations could be materially and adversely affected if any of these risks occurs and, as a result, the market price of our ordinary shares could decline and you could lose all or part of your investment.

This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional information. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including the risks facing our Company described in this Quarterly Report.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Memorandum and Articles of Association of SMART Global Holdings, Inc.		8-K	001-38102	3.1	03/31/2020
4.1	Description of Securities Registered Under Section 12 of the Exchange Act		10-K	001-38102	4.1	10/25/2021
10.1*	Consulting Agreement dated December 9, 2021 by and between SMART Global Holdings, Inc. and Ajay Shah	X
31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

X
31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

X
32.1	Certification of Principal Executive Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART Global Holdings, Inc.
Date: January 4, 2022	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer

Date: January 4, 2022	By:	/s/ Ken Rizvi
Ken Rizvi
Senior Vice President and Chief Financial Officer

