Form 10-Q
period 2022-02-25
SMART Global Holdings, Inc.
filed 2022-04-05
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 25, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38102
SMART GLOBAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1013909
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Walkers Corporate Limited
190 Elgin Avenue
George Town, Grand Cayman
Cayman Islands	KY1-9008
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, including Area Code: (510) 623-1231
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.03 par value per share	SGH	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 28, 2022, the registrant had 49,764,649 ordinary shares outstanding.

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

3

PART I. Financial Information
Item 1. Financial Statements

SMART Global Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(Unaudited)

As of	February 25, 2022	August 27, 2021
Assets
Cash and cash equivalents	$365,768	$222,986
Accounts receivable, net (1)	385,925	313,393
Inventories	334,148	363,601
Other current assets	45,876	50,838
Total current assets	1,131,717	950,818
Property and equipment, net	149,059	156,266
Operating lease right-of-use assets	35,816	40,869
Intangible assets, net	88,887	101,073
Goodwill	73,413	74,255
Other noncurrent assets	29,621	21,517
Total assets	$1,508,513	$1,344,798

Liabilities and Equity
Accounts payable and accrued expenses	$440,983	$484,107
Current debt	6,425	25,354
Other current liabilities	86,396	74,337
Total current liabilities	533,804	583,798
Long-term debt	483,911	340,484
Acquisition-related contingent consideration	101,700	60,500
Noncurrent operating lease liabilities	27,047	32,419
Other noncurrent liabilities	7,139	8,673
Total liabilities	1,153,601	1,025,874

Commitments and contingencies

SMART Global Holdings shareholders’ equity:
Ordinary shares, $0.03 par value; authorized 200,000 shares; 51,189 shares issued and 49,733 outstanding as of February 25, 2022; 50,138 shares issued and 48,736 outstanding as of August 27, 2021	1,535	1,504
Additional paid-in-capital	423,136	396,120
Retained earnings	207,272	184,787
Treasury shares, 1,456 and 1,402 shares held as of February 25, 2022 and August 27, 2021, respectively	(53,440)	(50,545)
Accumulated other comprehensive income (loss)	(229,676)	(221,615)
Total SGH shareholders’ equity	348,827	310,251
Noncontrolling interest in subsidiary	6,085	8,673
Total equity	354,912	318,924
Total liabilities and equity	$1,508,513	$1,344,798

(1)	Receivables from related parties were de minimis and $14,057 as of February 25, 2022 and August 27, 2021, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
Net sales (1)	$449,171	$304,009	$919,115	$595,705
Cost of sales	336,458	250,553	684,201	489,606
Gross profit	112,713	53,456	234,914	106,099

Operating expenses:
Research and development	18,794	8,852	36,451	15,816
Selling, general and administrative	53,114	31,664	105,664	69,720
Change in fair value of contingent consideration	24,000	—	41,200	—
Total operating expenses	95,908	40,516	183,315	85,536
Operating income	16,805	12,940	51,599	20,563

Non-operating (income) expense:
Interest expense, net	4,462	4,365	9,568	7,518
Other non-operating (income) expense	1,785	1,531	3,020	699
Total non-operating (income) expense	6,247	5,896	12,588	8,217
Income before taxes	10,558	7,044	39,011	12,346

Income tax provision	7,586	1,200	15,341	4,475
Net income	2,972	5,844	23,670	7,871
Net income attributable to noncontrolling interest	514	—	1,185	—
Net income attributable to SGH	$2,458	$5,844	$22,485	$7,871

Earnings per share:
Basic	$0.05	$0.12	$0.46	$0.16
Diluted	$0.04	$0.12	$0.40	$0.16

Shares used in per share calculations:
Basic	49,522	48,435	49,267	48,778
Diluted	57,636	50,407	56,135	50,307

(1)	Sales to related parties were de minimis in 2022 and were $18,173 and $33,148 in the three and six months ended February 26, 2021, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
Net income	$2,972	$5,844	$23,670	$7,871

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,379	10,934	(8,061)	(5,591)
Comprehensive income (loss)	14,351	16,778	15,609	2,280

Comprehensive income attributable to noncontrolling interest	514	—	1,185	—
Comprehensive income (loss) attributable to SGH	$13,837	$16,778	$14,424	$2,280
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Shares Issued	Amount	Additional Paid-in-capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 27, 2021	50,138	$1,504	$396,120	$184,787	$(50,545)	$(221,615)	$310,251	$8,673	$318,924
Net income	—	—	—	20,027	—	—	20,027	671	20,698
Other comprehensive income (loss)	—	—	—	—	—	(19,440)	(19,440)	—	(19,440)
Shares issued under equity plans	734	22	5,007	—	—	—	5,029	—	5,029
Repurchase of ordinary shares	(51)	(2)	2	—	(2,666)	—	(2,666)	—	(2,666)
Share-based compensation expense	—	—	9,739	—	—	—	9,739	—	9,739
As of November 26, 2021	50,821	1,524	410,868	204,814	(53,211)	(241,055)	322,940	9,344	332,284
Net income	—	—	—	2,458	—	—	2,458	514	2,972
Other comprehensive income (loss)	—	—	—	—	—	11,379	11,379	—	11,379
Shares issued under equity plans	372	11	2,420	—	—	—	2,431	—	2,431
Repurchase of ordinary shares	(4)	—	—	—	(229)	—	(229)	—	(229)
Share-based compensation expense	—	—	9,848	—	—	—	9,848	—	9,848
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(3,773)	(3,773)
As of February 25, 2022	51,189	$1,535	$423,136	$207,272	$(53,440)	$(229,676)	$348,827	$6,085	$354,912

	Shares Issued	Amount	Additional Paid-in-capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 28, 2020	48,988	$1,469	$347,431	$163,475	$(2,032)	$(228,241)	$282,102	$—	$282,102
Net income	—	—	—	2,027	—	—	2,027	—	2,027
Other comprehensive income (loss)	—	—	—	—	—	(16,525)	(16,525)	—	(16,525)
Shares issued under equity plans	956	29	3,077	—	—	—	3,106	—	3,106
Repurchase of ordinary shares	(139)	(4)	4	—	(3,483)	—	(3,483)	—	(3,483)
Share-based compensation expense	—	—	11,088	—	—	—	11,088	—	11,088
As of November 27, 2020	49,805	1,494	361,600	165,502	(5,515)	(244,766)	278,315	—	278,315
Net income	—	—	—	5,844	—	—	5,844	—	5,844
Other comprehensive income (loss)	—	—	—	—	—	10,934	10,934	—	10,934
Shares issued under equity plans	371	11	2,534	—	—	—	2,545	—	2,545
Repurchase of ordinary shares	(1,104)	(33)	33	—	(44,481)	—	(44,481)	—	(44,481)
Share-based compensation expense	—	—	5,398	—	—	—	5,398	—	5,398
As of February 26, 2021	49,072	$1,472	$369,565	$171,346	$(49,996)	$(233,832)	$258,555	$—	$258,555
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Six Months Ended	February 25, 2022	February 26, 2021
Cash flows from operating activities:
Net income	$23,670	$7,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	31,890	17,160
Amortization of debt discount and issuance costs	4,770	4,307
Share-based compensation expense	19,748	16,486
Change in fair value of contingent consideration	41,200	—
Amortization of operating lease right-of-use assets	5,245	2,913
Other	1,341	981
Changes in operating assets and liabilities:
Accounts receivable	(75,579)	10,082
Inventories	26,415	(28,134)
Other current assets	5,200	(19,126)
Accounts payable and accrued expenses	(31,646)	45,921
Operating lease liabilities	(4,496)	(2,742)
Deferred income taxes, net	(447)	271
Net cash provided by operating activities	47,311	55,990

Cash flows from investing activities:
Capital expenditures and deposits on equipment	(20,142)	(34,795)
Other	(692)	167
Net cash used for investing activities	(20,834)	(34,628)

Cash flows from financing activities:
Proceeds from debt	270,775	11,439
Proceeds from borrowing under line of credit	84,000	42,500
Proceeds from issuance of shares	7,460	5,651
Repayments of debt	(125,000)	—
Repayments of borrowings under line of credit	(109,000)	(42,500)
Distribution to noncontrolling interest	(3,773)	—
Payments to acquire ordinary shares	(2,895)	(47,964)
Other	(3,841)	—
Net cash provided by (used for) financing activities	117,726	(30,874)

Effect of changes in currency exchange rates on cash and cash equivalents	(1,421)	(1,496)
Net increase (decrease) in cash and cash equivalents	142,782	(11,008)
Cash and cash equivalents at beginning of period	222,986	150,811
Cash and cash equivalents at end of period	$365,768	$139,803
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
Subsequent Event
Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75 million share repurchase authorization, under which the Company may repurchase its outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time.
Share Dividend
On January 3, 2022, our Board of Directors declared a share dividend of one ordinary share, $0.03 par value per share, for every one outstanding ordinary share owned to shareholders of record as of January 25, 2022. The dividend was paid on February 1, 2022. The accompanying consolidated financial statements and notes have been restated and adjusted for the impact of the share dividend.
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
Business Acquisition
LED Business
On March 1, 2021, pursuant to the previously announced Asset Purchase Agreement, dated October 18, 2020, as amended by the Amendment to Asset Purchase Agreement, dated March 1, 2021 (as amended, the “CreeLED Purchase Agreement”), (i) we acquired the LED business of Cree, Inc., a corporation now known as Wolfspeed, Inc. (“Cree”), including (a) certain equipment, inventory, intellectual property rights, contracts and real estate comprising Cree’s LED products segment, (b) all of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited, a limited liability company organized under the laws of the People’s Republic of China and an indirect wholly owned subsidiary of Cree and (c) Cree’s 51% ownership interest in Cree Venture LED Company Limited (“Cree Joint Venture”), Cree’s joint venture with San’an Optoelectronics Co., Ltd. (“San’an”) and (ii) we assumed certain liabilities related to the LED business (collectively, (i) and (ii), the “LED Business”). In connection with the transaction, Cree retained certain assets used in and pre-closing liabilities associated with its LED products segment.
Purchase Price: The purchase price for the LED Business consisted of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to Cree by the Company in the amount of $125 million (“LED Purchase Price Note”), (iii) an earn-out payment of up to $125 million based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing (“Earnout Period”), with a minimum payment of $2.5 million, payable in the form of an unsecured promissory note to be issued by us (“Earnout Note”) and (iv) the assumption of certain liabilities. The LED Purchase Price Note bears interest at LIBOR plus 3.0% and is due on August 15, 2023. The Earnout Note will begin to bear interest upon completion of the Earnout Period at LIBOR plus 3.0% and is due on March 27, 2025. In the second quarter of 2022, we repaid the LED Purchase Price Note. See “Debt.”
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
The Earnout Note is revalued each quarter and changes in valuation are reflected in results of operations. In the second half of 2021, we recorded charges of $32.4 million to adjust the value of the Earnout Note to its fair value as of August 27, 2021, and in the first six months of 2022, we recorded additional aggregate charges of $41.2 million to adjust the value of the Earnout Note to its fair value as of February 25, 2022. The changes in fair value reflected new information about the probability and timing of meeting the conditions of the revenue and gross profit targets of the LED Business.
As of February 25, 2022, the fair value of the Earnout Note was $101.7 million. Upon completion of the Earnout Period, the Earnout Note will be reclassified as debt.

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
The unaudited pro forma financial information for the second quarter and first six months of 2021 combines our results of operations for the three and six months ended February 26, 2021 and the results of operations of the LED Business for the three and six months ended December 26, 2021.

	Three Months Ended	Six Months Ended
	February 26, 2021	February 26, 2021
Net sales	$409,166	$799,899
Net loss attributable to SGH	(27,680)	(155,758)

Earnings (loss) per share:
Basic	$(0.57)	$(3.19)
Diluted	$(0.57)	$(3.19)
The unaudited pro forma financial information above reflects the following adjustments:
•Incremental cost of sales related to the estimated fair value of inventories.
•Incremental depreciation expense related to the estimated fair value of property and equipment.
•Incremental amortization expense related to the estimated fair value of identifiable intangible assets.
•Incremental interest expense related to the LED Purchase Price Note and the Earnout Note.
•The impacts to income tax expense as a result of the pro forma adjustments.
Inventories

As of	February 25, 2022	August 27, 2021
Raw materials	$168,956	$163,610
Work in process	67,990	92,901
Finished goods	97,202	107,090
	$334,148	$363,601
As of February 25, 2022 and August 27, 2021, 7% and 11%, respectively, of total inventories were inventories owned and held under our logistics services.

Property and Equipment

As of	February 25, 2022	August 27, 2021
Equipment	$185,514	$182,493
Buildings and building improvements	55,306	53,502
Furniture, fixtures and software	35,356	32,114
Land	16,126	16,126
	292,302	284,235
Accumulated depreciation	(143,243)	(127,969)
	$149,059	$156,266
Depreciation expense for property and equipment was $10.2 million and $19.7 million in the three and six months ended February 25, 2022, respectively, and $5.4 million and $10.3 million in the three and six months ended February 26, 2021, respectively.
Intangible Assets and Goodwill

	February 25, 2022		August 27, 2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Technology	$61,336	$(13,934)	$61,307	$(9,142)
Customer relationships	57,500	(27,315)	57,500	(22,393)
Trademarks/trade names	19,200	(8,199)	19,200	(6,628)
Order backlog	3,400	(3,101)	3,800	(2,571)
	$141,436	$(52,549)	$141,807	$(40,734)

Goodwill by segment:
Intelligent Platform Solutions	$40,401		$40,401
Memory Solutions	33,012		33,854
	$73,413		$74,255
In the first six months of 2022, we capitalized $0.8 million for intangible assets with weighted average useful lives of 13.6 years. Amortization expense for intangible assets was $5.9 million and $12.2 million in the three and six months ended February 25, 2022, respectively, and $3.4 million and $6.8 million in the three and six months ended February 26, 2021, respectively. Amortization expense is expected to be $11.7 million for the remainder of 2022, $21.8 million in 2023, $18.1 million in 2024, $15.4 million in 2025, $8.4 million in 2026 and $13.6 million thereafter.
Goodwill of our Memory Solutions segment decreased by $0.8 million in the first six months of 2022 and increased in all of 2021 by $0.3 million from translation adjustments.

Accounts Payable and Accrued Expenses

As of	February 25, 2022	August 27, 2021
Accounts payable (1)	$380,088	$429,640
Salaries, wages and benefits	38,514	37,795
Income and other taxes	21,041	14,319
Other	1,340	2,353
	$440,983	$484,107

(1)	Includes accounts payable for property and equipment of $2.1 million and $3.1 million as of February 25, 2022 and August 27, 2021, respectively.
Debt

As of	February 25, 2022	August 27, 2021
Credit Facility Term Loan	$270,560	$—
Convertible Senior Notes	208,452	203,992
LED Purchase Price Note	—	125,000
ABL Credit Agreement	—	25,000
Other	11,324	11,846
	490,336	365,838
Less current debt	(6,425)	(25,354)
Long-term debt	$483,911	$340,484
Credit Facility
On February 7, 2022, we entered into a credit agreement (the "Credit Agreement") with a syndicate of banks that provides for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the "2027 TLA") and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (the "2027 Revolver," and together with the 2027 TLA, the "Credit Facility"), in each case, maturing on February 7, 2027 (subject to certain earlier “springing maturity” dates upon certain conditions specified in the Credit Agreement). The Credit Agreement provides that up to $35.0 million of the 2027 Revolver is available for issuances of letters of credit.
Issuance costs incurred in connection with the Credit Facility were $9.1 million and were allocated to the 2027 TLA and 2027 Revolver on a pro rata basis. Unamortized issuances costs allocated to the 2027 TLA are amortized using the effective interest method and are included as a reduction of the principal amount of the 2027 TLA within debt. Unamortized issuances costs allocated to the 2027 Revolver are amortized using the straight-line method and are included in other current and noncurrent assets.
Principal payments under the 2027 TLA are due quarterly, beginning in May 2022, equal to 2.5% per annum of the initial aggregate principal amount, with such per annum percentage equal to 5.0%, 5.0%, 5.0% and 7.5% per annum in years two through five, respectively, with the balance due at maturity.
Interest and fees: Loans under the Credit Agreement bear interest at a rate per annum equal to either, at our option, a term secured overnight financing rate ("SOFR") rate or a base rate, in each case plus an applicable margin.
2027 TLA: The applicable margin for 2027 TLA is 2.00% per annum with respect to term SOFR borrowings, and 1.00% per annum with respect to base rate borrowings. As of February 25, 2022, the interest rate applicable to the principal amount outstanding under the 2027 TLA was 2.37% per annum. As of February 25, 2022, there was $275.0 million of 2027 TLA principal amount outstanding and unamortized issuance costs were $4.4 million and, as of February 25, 2022, the 2027 TLA had an effective interest rate of 2.76%.
2027 Revolver: The applicable margin for revolving loans varies based on our Total Leverage Ratio (as defined in the Credit Agreement) and ranges from 1.25% to 3.00% per annum with respect to term SOFR borrowings and from 0.25% to 2.00% per annum with respect to base rate borrowings. In addition, we are required to pay a quarterly unused commitment fee at an initial rate of 0.25%, which may increase up to a rate of 0.35% based on certain Total Leverage Ratio levels specified in the Credit Agreement. As of February 25, 2022, there were no amounts outstanding under the 2027 Revolver and unamortized issuance costs were $4.6 million.
Security: The Credit Agreement is jointly and severally guaranteed on a senior basis by certain subsidiaries of SGH organized in the United States and Cayman Islands. In addition, the Credit Agreement is secured by a pledge of the capital stock of, or equity interests in, certain subsidiaries of SGH organized in the United States and the Cayman Islands and by substantially all of the assets of certain subsidiaries of SGH organized in the United States and the Cayman Islands.
Covenants: The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase capital stock; make investments, loans or advances; repay or repurchase certain subordinated debt (except as scheduled or at maturity); create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt and fundamentally change our business.
The Credit Agreement also includes the following financial maintenance covenants tested on the final day of each fiscal quarter:

i.	a First Lien Leverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00;

ii.
a Total Leverage Ratio of 5.00 to 1.00; provided, that commencing after the eighth full fiscal quarter after the Effective Date, such Total Leverage Ratio level will instead be 4.50 to 1.00; provided further, that commencing after the eighth full fiscal quarter after the Effective Date, in connection with any Material Acquisition (as defined in the Credit Agreement), at the election of the Borrowers, the maximum Total Leverage Ratio for the next four testing periods after such Material Acquisition has been consummated will be automatically increased by 0.50 to 1.00 above the otherwise permitted Total Leverage Ratio for the applicable fiscal quarter (not to exceed 5.00 to 1.00 in any event); provided further, that (x) no more than two such elections may be made during the term of the Credit Agreement and (y) following the first such election, no subsequent election may be made unless the Total Leverage Ratio has been less than or equal to 5.00 to 1.00 as of the last day of at least two consecutive Test Periods (as defined in the Credit Agreement) following the expiration of the first increase; and

iii.	an Interest Coverage Ratio (as defined in the Credit Agreement) of 3.00 to 1.00.
For purposes of calculating the First Lien Leverage Ratio and the Total Leverage Ratio, the consolidated debt of the Company and its Restricted Subsidiaries (as defined in the Credit Agreement) is reduced by up to $100 million of the aggregate amount of unrestricted cash and Permitted Investments (as defined in the Credit Agreement) of the Company and its Restricted Subsidiaries.
Other: Substantially simultaneously with entering into the Credit Agreement, we used a portion of the proceeds of the Credit Facility to pay in full all borrowings and terminated all commitments under (i) our ABL Credit Agreement, dated as of December 23, 2020, (ii) our Amended Credit Agreement, dated as of of March 6, 2020 and (iii) the LED Purchase Price Note, dated as of March 1, 2021. In connection therewith, we used an aggregate of $160.4 million to pay principal and interest outstanding under these agreements and recorded charges of $0.7 million in other non-operating expense to write off certain unamortized issuance costs.
Convertible Senior Notes
In February 2020, we issued $250.0 million in aggregate principal amount of 2.25% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes are general unsecured obligations, bear interest at an annual rate of 2.25% per year, payable semi-annually on February 15 and August 15, and mature on February 15, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes are governed by an indenture (the “Indenture”) between us and U.S. Bank

National Association, as trustee. After the effect of the share dividend paid in the second quarter of 2022, the conversion rate of the 2026 Notes is 49.2504 ordinary shares per $1,000 principal amount of notes, which represents a conversion price of approximately $20.30 per ordinary share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture.
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
The closing price of our ordinary shares exceeded 130% of the conversion price for our 2026 Notes for at least 20 trading days in the 30 consecutive trading days ended on February 25, 2022. As a result, the 2026 Notes are convertible by holders through May 27, 2022.
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
Other: Unamortized debt discount and issuance costs are amortized over the term of the 2026 Notes using the effective interest rate method. As of February 25, 2022 and August 26, 2021, the effective interest rate was 7.06%. Interest expense for the 2026 Notes consisted of 2.25% contractual stated interest and amortization of discount and issuance costs and included of the following:

	Three Months Ended		Six Months Ended
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
Contractual stated interest	$1,390	$1,391	$2,781	$2,781
Amortization of discount and issuance costs	2,250	2,098	4,460	4,159
	$3,640	$3,489	$7,241	$6,940
As of both February 25, 2022 and August 27, 2021, the carrying amount of the equity components of the 2026 Notes, which is included in additional paid-in-capital, was $50.8 million.

Leases
As of February 25, 2022 and August 27, 2021, we had operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in the first six months of 2022 or 2021. The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
Fixed lease cost	$3,213	$1,915	$6,516	$3,454
Variable lease cost	453	288	821	560
Short-term lease cost	182	57	258	115
	$3,848	$2,260	$7,595	$4,129
Cash flows used for operating activities for the first six months of 2022 and 2021 included payments for operating leases of $5.1 million and $3.1 million, respectively. Noncash acquisitions of right-of-use assets were $0.6 million and $3.3 million for the first six months of 2022 and 2021, respectively.
As of February 25, 2022 and August 27, 2021, the weighted-average remaining lease term for our operating leases was 5.8 years and 6.1 years, respectively. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms. As of February 25, 2022 and August 27, 2021, the weighted-average discount rate for our operating leases was 6.8% and 6.7%, respectively.
Minimum payments of lease liabilities as of February 25, 2022 were as follows:

Remainder of 2022	$6,820
2023	10,805
2024	7,272
2025	4,664
2026	3,581
2027 and thereafter	15,652
48,794
Less imputed interest	(10,618)
Present value of total lease liabilities	$38,176
The table above excludes lease liabilities for leases that have been executed but not yet commenced. As of February 25, 2022, we had such lease commitments relating to operating lease payment obligations of $51.8 million for a building lease with a term of 16 years. We will recognize a right-of-use asset and an associated lease liability at the time such asset becomes available for our use. Such lease is currently expected to commence in the second half of fiscal 2022.
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
Equity
SGH Shareholders’ Equity
Ordinary Share Repurchases
In January 2021, we agreed to repurchase an aggregate of 1.1 million ordinary shares from Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P. and Silver Lake Technology Investors Sumeru Cayman, L.P. at a purchase price of $40.30 per share in a privately negotiated transaction. The transaction closed on January 15, 2021. In addition, ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as ordinary share repurchases.
We repurchased 4 thousand and 55 thousand ordinary shares in the second quarter and first six months of 2022, respectively, and 1.1 million and 1.2 million ordinary shares in the second quarter and first six months of 2021, respectively. As of February 25, 2022, these repurchased shares are held in treasury.
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
The 49% ownership interest held by San’an is classified as noncontrolling interest. In the second quarter of 2022, the Cree Joint Venture distributed an aggregate of $7.7 million to its partners, including $3.9 million to SGH and $3.8 million to San’an. Noncontrolling interest increased by $0.5 million and $1.2 million in the second quarter and first six months of 2022, respectively, for San’an’s share of net income from the Cree Joint Venture. Remaining cash and other assets of the Cree Joint Venture are generally not available for use by us in our other operations.
Government Incentives
Brazil Financial Credits
Through our Brazil subsidiaries, we participate in two programs (“Brazil Incentive Programs”), pursuant to which the Brazilian government incentivizes the manufacture and sale of certain information technology and consumer electronics products within Brazil. The programs include 1) Lei da Informática – Processo Produtivo Básico Program (also known as Informatics Law – Basic Productive Process Program) (“IT Law/PPB”) and 2) Programa de Apoio ao Desenvolvimento Tecnológico da Indústria de Semicondutores (also known as Program of Support of the Development of the Semiconductor Industry) (“PADIS”). In January 2022, the Brazilian government approved an extension to PADIS. The financial credits available through PADIS are set to expire in December 2026, while the financial credits through IT Law/PPB are set to expire in December 2029. The Brazil Incentive Programs provide for reduced import and other transaction-related taxes for certain procurement, manufacturing and sales activities. In exchange, we must invest in certain research and development activities related to semiconductors and IT solutions in aggregate amounts that exceed a specified percentage of our gross revenues recognized in connection with sales in Brazil, excluding exports and sales to customers located at the Manaus Free Trade Zone. Accordingly, financial credits earned in connection with the Brazil Incentive Programs are reflected as a reduction of research and development expense. Financial credits available under the Brazil Incentive Programs are subject to limitations, which range from approximately 11% to 14% of gross revenues recognized for sales in Brazil.
Under PADIS, we recognized aggregate financial credits, reflected as a reduction of research and development expense, of $6.0 million and $11.9 million in the second quarter and first six months of 2022, respectively, and $6.2 million and $14.0 million in the second quarter and first six months of 2021, respectively. Financial credits earned under the Brazil Incentive Programs may be refunded in cash or used to offset liabilities for Brazil federal taxes. As of February 25, 2022 and August 27, 2021, earned under PADIS but unused financial credits of $17.5 million and $19.8 million, respectively, were included in other current assets. Financial credits earned under PADIS but unused as of February 25, 2022 can be utilized through November 2026.
Fair Value Measurements
Cash and cash equivalents as of both February 25, 2022 and August 27, 2021 included money market funds of $2.7 million, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets.
Fair value measurements of other assets and liabilities were as follows:

	February 25, 2022		August 27, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative financial instrument assets	$—	$—	$883	$883

Liabilities:
Derivative financial instrument liabilities	$2,895	$2,895	$50	$50
Credit Facility Term Loan	275,000	270,560	—	—
Convertible Senior Notes	382,903	208,452	335,668	203,992
LED Purchase Price Note	—	—	125,000	125,000
ABL Credit Agreement	—	—	25,000	25,000
Debt – other	10,375	11,324	10,702	11,846
Acquisition-related contingent consideration	101,700	101,700	60,500	60,500
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
Acquisition-related contingent consideration relates to our acquisition of the LED Business and is included in noncurrent liabilities. The fair value, as measured on a recurring basis, was based on Level 3 measurements, which includes significant inputs not observable in the market. The fair value was estimated using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate and cost of debt. Assumptions used in the determination of fair value also included estimates of future revenue and gross profit of the LED Business in Cree’s first four full fiscal quarters following the closing of the acquisition. Generally, changes in the assumptions for projected future revenue, gross profit and volatility would be accompanied by a directionally similar change in the fair value measurement. Conversely, changes in the discount rate would be accompanied by a directionally opposite change in the related fair value measurement. However, due to the contingent consideration having a maximum payout amount, changes in these assumptions would not affect the fair value of the contingent consideration if they increase (decrease) beyond certain amounts. Subsequent to the acquisition date, at each reporting date, the contingent consideration liability is remeasured to fair value with changes recorded in our results of operations. See “Business Acquisition – LED Business.”

Derivative Instruments
We use currency forward contracts to mitigate our exposure of certain monetary assets and liabilities from changes in currency exchange rates. Realized and unrealized gains and losses from derivative instruments without hedge accounting designation as well as the changes in the underlying monetary assets and liabilities from changes in currency exchange rates are included in other non-operating (income) expense.
In the three and six months ended February 25, 2022, we recognized net realized gains of $1.2 million and $4.5 million in the three and six months ended February 25, 2022, respectively, and net unrealized losses of $4.3 million and $3.5 million, respectively, from changes in the fair value of the non-designated forward contracts. In the three and six months ended February 26, 2021, we recognized net realized losses of $2.9 million and $0.7 million, respectively, and net unrealized gains of $0.1 million and $3.1 million, respectively, from changes in the fair value of the non-designated forward contracts.
Equity Plans
As of February 25, 2022, 8.6 million shares of our ordinary shares were available for future awards under our equity plans.
Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)
Aggregate Restricted Award activity was as follows:

	Three Months Ended		Six Months Ended
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
Awards granted	113	337	646	1,434
Weighted average grant-date fair value per share	$30.28	$20.02	$28.42	$12.67
Aggregate vesting-date fair value of shares vested	$6,272	$3,038	$18,228	$11,408
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
In May 2020, we granted a performance-based restricted share award to our former CEO that had both service and performance conditions. As of August 28, 2020, we deemed it was probable that the service condition would be met and the attainment of the performance condition for this award was probable. On October 20, 2020, we modified this award, as well as another time-based award previously granted to our former CEO, to accelerate the remaining service-based vesting requirements such that they became fully vested as of the acceleration date. These modifications resulted in additional share-based compensation expense in the first quarter of 2021 of $5.8 million.
As of February 25, 2022, total unrecognized compensation costs for unvested Restricted Awards was $87.4 million, which was expected to be recognized over a weighted average period of 2.76 years.

Share Options
Share option activity and assumptions were as follows:

Six Months Ended	February 26, 2021
Share options granted	500
Weighted average grant-date fair value per share	$6.65
Average expected term in years	6.25
Weighted-average expected volatility	52.07%
Weighted-average risk-free interest rate	0.49%
Expected dividend yield	—
As of February 25, 2022, total unrecognized compensation costs for unvested options was $4.4 million, which was expected to be recognized over a weighted average period of 1.77 years.
Employee Share Purchase Plan
Under our employee share purchase plan (“ESPP”), employees purchased 133 thousand ordinary shares for $3.0 million in the first six months of 2022 and 173 thousand ordinary shares for $1.8 million in the first six months of 2021.
Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
Share-based compensation expense by caption:
Cost of sales	$1,648	$804	$3,379	$1,641
Research and development	1,559	810	3,099	1,588
Selling, general and administrative	6,766	3,784	13,270	13,257
	$9,973	$5,398	$19,748	$16,486
Income tax benefits related to the tax deductions for share-based awards are recognized only upon the settlement of the related share-based awards. Consistent with our treatment of income or loss from our U.S. operations, our income tax provision in 2022 and 2021 reflects de minimis income tax benefits for share-based compensation expense.
Revenue and Customer Contract Balances
We disaggregate revenue by segment and geography and by product and service revenue. See “Segment and Other Information.”

Net Sales and Gross Billings
Net sales by products and services and gross amounts billed for services, including logistics services in which we act as an agent for our customers, were as follows:

	Three Months Ended		Six Months Ended
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
Net sales:
Products and professional services	$434,036	$296,996	$890,461	$582,197
Logistics services	15,135	7,013	28,654	13,508
	$449,171	$304,009	$919,115	$595,705

Gross billings in connection with logistics services:
Logistics services	$15,135	$7,013	$28,654	$13,508
Cost of materials (1)	339,715	144,109	675,990	275,633
	$354,850	$151,122	$704,644	$289,141

(1)	Included in gross billings in connection with services are amounts billed to customers for the cost of materials procured in an agent capacity in connection with our logistics services business, which includes procurement, logistics, inventory management, temporary warehousing, kitting and/or packaging services. While we take title to inventory under such arrangements, control of such inventory does not transfer to us as we do not, at any point, have the ability to direct the use, and thereby obtain the benefits of, the inventory.
Customer Contract Balances

As of	February 25, 2022	August 27, 2021
Contract assets (1)	$102	$4,247

Contract liabilities: (2)
Deferred revenue	$23,544	$19,271
Customer advances	17,202	15,835
	$40,746	$35,106

(1)	Contract assets are included in other current assets.

(2)	Contract liabilities are included in other current liabilities and noncurrent liabilities based on the timing of when our customer is expected to take control of the asset or receive the benefit of the service.
Deferred revenue related to amounts received from customers in advance of satisfying performance obligations. As of February 25, 2022, we expect to recognize revenue of $19.8 million of the balance of $23.5 million in the next 12 months and the remaining amount thereafter. In the first six months of 2022, we recognized revenue of $11.2 million from satisfying performance obligations related to amounts included in deferred revenue as of August 27, 2021. Customer advances represent amounts received from customers for advance payments to secure product and services within the next 12 months. In the first six months of 2022, we recognized revenue of $5.1 million from satisfying performance obligations related to amounts included in customer advances as of August 27, 2021.
As of February 25, 2022 and August 27, 2021, other current liabilities included $23.4 million and $24.9 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Other Non-operating (Income) Expense

	Three Months Ended		Six Months Ended
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
Foreign currency (gains) losses	$1,408	$843	$2,875	$201
Other	377	688	145	498
	$1,785	$1,531	$3,020	$699
Foreign currency (gains) and losses relate primarily to our Brazil operating subsidiaries.
Income Taxes

	Three Months Ended		Six Months Ended
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
Income before income taxes	$10,558	$7,044	$39,011	$12,346
Income tax provision	7,586	1,200	15,341	4,475
Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.
Our provision for income taxes for the six months ended February 25, 2022 increased by $10.9 million as compared to the same period in the prior year, primarily due to an increase in the amount of earnings subject to non-U.S. tax.
As of February 25, 2022 and August 27, 2021, we had a full valuation allowance for net deferred tax assets associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.
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
Earnings Per Share

	Three Months Ended		Six Months Ended
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
Net income attributable to SGH – Basic and Diluted	$2,458	$5,844	$22,485	$7,871

Weighted-average shares outstanding – Basic	49,522	48,435	49,267	48,778
Dilutive effect of equity plans and convertible notes	8,114	1,972	6,868	1,529
Weighted-average shares outstanding – Diluted	57,636	50,407	56,135	50,307

Earnings per share:
Basic	$0.05	$0.12	$0.46	$0.16
Diluted	$0.04	$0.12	$0.40	$0.16

Below are potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	Three Months Ended		Six Months Ended
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
Equity plans	24	2,145	276	2,303
Convertible notes	—	12,313	—	12,313
	24	14,458	276	14,616
We have the option to pay cash, issue shares or a combination thereof for the aggregate amount due upon any conversion of our 2026 Notes. It is our intent to settle the principal amount of the 2026 Notes in cash upon any conversion. As a result, only the amounts payable in excess of the principal amounts upon conversion of the 2026 Notes are considered in diluted earnings per share under the treasury stock method. The 2026 Notes are dilutive when the average share price of the Company’s ordinary shares for a reporting period exceeds the conversion price of the 2026 Notes of $20.30 per share. See “Debt – Convertible Senior Notes.”
Segment and Other Information
Segment information presented below is consistent with how our chief operating decision maker evaluates operating results to make decisions about allocating resources and assessing performance.
In the fourth quarter of 2021, we reorganized SGH into three business units: Memory Solutions, Intelligent Platforms Solutions and LED Solutions. Two of our previous segments, specialty memory products and Brazil products, were combined to become Memory Solutions. Intelligent Platform Solutions was formerly referred to as specialty compute and storage solutions. All prior period information in the tables below has been revised to reflect the change to our three reportable segments.
•Memory Solutions: Our Memory Solutions group, under our SMART Modular brand, provides high performance and reliable memory solutions through the design, development and advanced packaging of leading-edge to extended lifecycle products. These specialty products are tailored to meet customer-specific requirements across networking and communications, enterprise storage, computing, including desktop, notebook and server applications, smartphones and other vertical markets. These products are marketed to OEMs and to commercial and government customers. The Memory Solutions group also offers SMART Supply Chain Services, which provides customized, integrated supply chain services to enable our customers to better manage supply chain planning and execution, reduce costs and increase productivity.
•Intelligent Platform Solutions (“IPS”): Our IPS group, under our Penguin Solutions brand, consists of two major product lines – Penguin Computing and Penguin Edge. Penguin Computing offers specialized platform solutions for high-performance computing, artificial intelligence, machine learning and advanced modeling for technology research. We provide these leading-edge solutions to customers in the government, hyper-scale, energy, financial services and education markets. Penguin Edge offers solutions for embedded and wireless applications, specializing in high-reliability products for a wide range of customers in government, telecommunications, health care, smart city, network edge and industrial applications.
•LED Solutions: Our LED Solutions group, under our Cree LED brand, offers a broad portfolio of application-optimized LEDs focused on improving on lumen density, intensity, efficacy, optical control and reliability. Backed by expert design assistance and superior sales support, our LED products enable our customers to develop and market LED-based products for general lighting, video screens and specialty lighting applications. Our LED Solutions is comprised of the LED Business we acquired from Cree, Inc. on March 1, 2021.
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

	Three Months Ended		Six Months Ended
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
Net sales:
Memory Solutions	$260,081	$218,597	$499,482	$444,421
Intelligent Platform Solutions	82,257	85,412	200,911	151,284
LED Solutions	106,833	—	218,722	—
Total net sales	449,171	304,009	919,115	595,705

Segment operating income:
Memory Solutions	$32,496	$18,238	$69,166	$39,099
Intelligent Platform Solutions	7,702	8,922	21,882	11,803
LED Solutions	17,237	—	35,537	—
Total segment operating income	57,435	27,160	126,585	50,902

Unallocated:
Share-based compensation expense	(9,973)	(5,398)	(19,748)	(16,486)
Amortization of acquisition-related intangibles	(5,829)	(3,413)	(12,172)	(6,827)
Change in fair value of contingent consideration	(24,000)	—	(41,200)	—
Out of period import tax expense (1)	—	(4,345)	—	(4,345)
Other	(828)	(1,064)	(1,866)	(2,681)
Total unallocated	(40,630)	(14,220)	(74,986)	(30,339)
Consolidated operating income	$16,805	$12,940	$51,599	$20,563

(1)	During the second quarter of 2021, we recorded an out-of-period adjustment to correct errors originating in previous periods related to understated import tax costs, which resulted in a $4.3 million increase in cost of sales, $0.8 million increase in interest expense and $1.7 million benefit for income taxes. The adjustment was not considered material to the interim or annual consolidated financial statements for the year ended August 27, 2021 nor to any previously issued interim or annual consolidated financial statements.

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
Our fiscal year is the 52 or 53-week period ending on the last Friday in August. Fiscal 2022 and 2021 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated. All financial information for our subsidiaries in Brazil is included in our consolidated financial statements on a one-month lag because their fiscal years end on July 31 of each year. All tabular dollar amounts are in millions.
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
At SGH, we strive to achieve long-term growth by investing in our people, innovation, processes and new opportunities. Since the beginning of fiscal 2018, we have accelerated our growth through the completion of five acquisitions. With our most recent acquisition of the LED Business in 2021, we have organized the Company into three lines of business: Memory Solutions, Intelligent Platform Solutions and LED Solutions.
In addition to driving growth organically and through acquisitions, we use the SGH operating system to support and drive operational efficiency and performance.
Our employees have always played a key role in our success. Today, SGH employs a diverse workforce of approximately 3,900 employees around the world who are focused on innovation and customer satisfaction.
Acquisition of LED Business
In March 2021, we completed the acquisition of the LED Business of Cree, Inc., a corporation now known as Wolfspeed, Inc. (“Cree”). The acquisition of the LED Business, a leader in LED lighting technology, further enhances our growth and diversification strategy and fits well with our other specialty businesses in computing and memory. The purchase price for the LED Business consisted of cash payments of $72.4 million, the issuance of an unsecured promissory note issued in the amount of $125 million and the potential for Cree to receive an earn-out payment of up to $125 million based on the revenue and gross profit performance of the LED Business in the twelve-month period ended in March 2022.

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
Factors Affecting Our Operating Performance
Our operating expenses have grown in recent periods as we drive innovation, expand our products and services portfolio and invest in greater operational capabilities to support our growth. Our total operating expenses grew in 2021, primarily as a result of the addition of the LED Solutions business. We expect to continue to see increased operating expenses in 2022 as we record a full year of operating expenses for the LED Solutions business, continue to increase our investment in new products and services for the IPS business.
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
Shifts in the Mix of Our Revenue. Shifts in the mix of revenue from our operating segments, which can vary significantly from period to period, can impact our business and operating results, including gross and operating margins. For example, our Memory Solutions group, while not party to long-term fixed purchasing commitments, has nonetheless historically seen relatively stable demand and margins. By contrast, our IPS group has shown solid growth, but is subject to greater variability in its sales and margin profile from period to period, as recognition of revenue is tied to customer decisions as to the completion of delivery and system go-live events, and margin is driven by the extent to which higher margin software and managed services comprise IPS sales. In addition, while we have experienced favorable demand and overall margin uplift compared to the rest of our businesses from our LED Solutions business to date, this is our newest segment, and it may be subject to unforeseen changes in its business and operating results. Our resource commitments and planning for each segment are relatively fixed in the short term and, as such, variability in expected revenue mix will have direct implications for our operating income and margins.
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
Disruptions in Our Supply Chain May Adversely Affect Our Businesses. We depend on third-party suppliers for key components of our products, such as commodity DRAM components from offshore foundries that we use in our specialty memory products, third-party wafers that we use in our memory and LED businesses and electronic components and accessories used in our IPS business. We have adopted this “fab-lite” business model to reduce our capital expenditures and operating expenses, while affording greater flexibility in adapting to shifts in demand and other market trends. In recent periods, our fab-lite business model has contributed significantly to margin expansion in our overall business. However, our reliance on third-party manufacturers exposes us to risk of supply chain disruption and lost business. For example, the current global semiconductor shortage has adversely affected our operating results. If such disruptions worsen or are prolonged, or if there is meaningful disruption in our supply arrangement with any of our third-party suppliers, our operating results and financial condition could be adversely affected.
The outbreak of hostilities in Ukraine may exacerbate certain risks we face. Russia’s invasion of Ukraine and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations, vendor contracts and customer arrangements, and at present we do not expect the outbreak to directly have a material and adverse effect on our financial condition or results of operations. However, if the hostilities persist, escalate or expand, our operating results and financial condition could be adversely affected. For example, if our supply or customer arrangements are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of state-sponsored cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cyber security and data protection measures.

Results of Operations

	Three Months Ended				Six Months Ended
	February 25, 2022		February 26, 2021		February 25, 2022		February 26, 2021
Net sales:
Memory Solutions	$260,081	57.9%	$218,597	71.9%	$499,482	54.3%	$444,421	74.6%
Intelligent Platform Solutions	82,257	18.3%	85,412	28.1%	200,911	21.9%	151,284	25.4%
LED Solutions	106,833	23.8%	—	—%	218,722	23.8%	—	—%
Total net sales	449,171	100.0%	304,009	100.0%	919,115	100.0%	595,705	100.0%
Cost of sales	336,458	74.9%	250,553	82.4%	684,201	74.4%	489,606	82.2%
Gross profit	112,713	25.1%	53,456	17.6%	234,914	25.6%	106,099	17.8%

Operating expenses:
Research and development	18,794	4.2%	8,852	2.9%	36,451	4.0%	15,816	2.7%
Selling, general and administrative	53,114	11.8%	31,664	10.4%	105,664	11.5%	69,720	11.7%
Change in fair value of contingent consideration	24,000	5.3%	—	—%	41,200	4.5%	—	—%
Total operating expenses	95,908	21.4%	40,516	13.3%	183,315	19.9%	85,536	14.4%
Operating income	16,805	3.7%	12,940	4.3%	51,599	5.6%	20,563	3.5%

Non-operating (income) expense:
Interest expense, net	4,462	1.0%	4,365	1.4%	9,568	1.0%	7,518	1.3%
Other non-operating (income) expense	1,785	0.4%	1,531	0.5%	3,020	0.3%	699	0.1%
Total non-operating (income) expense	6,247	1.4%	5,896	1.9%	12,588	1.4%	8,217	1.4%
Income before taxes	10,558	2.4%	7,044	2.3%	39,011	4.2%	12,346	2.1%

Income tax provision	7,586	1.7%	1,200	0.4%	15,341	1.7%	4,475	0.8%
Net income	2,972	0.7%	5,844	1.9%	23,670	2.6%	7,871	1.3%
Net income attributable to noncontrolling interest	514	0.1%	—	—%	1,185	0.1%	—	—%
Net income attributable to SGH	$2,458	0.5%	$5,844	1.9%	$22,485	2.4%	$7,871	1.3%
Percentages represent percentage of total net sales. Summations pf percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales increased by $145.2 million, or 47.7%, in the second quarter of 2022 compared to the same period in the prior year, and by $323.4 million, or 54.3%, for the first six months of 2022 compared to the same period in the prior year. These increases were primarily due to $106.8 million and $218.7 million of revenue in the second quarter and six months of 2022, respectively, from our acquisition of the LED Business, and to strong performance in our Memory Solutions and IPS businesses. Memory Solutions sales increased by $41.5 million, or 19.0%, in the second quarter of 2022 compared to the same period in the prior year, primarily due to increases in average selling prices for Brazil DRAM and Specialty DRAM products of 77.5% and 13.2%, respectively. Memory Solutions sales increased by $55.1 million, or 12.4%, for the first six months of 2022 compared to the same period in the prior year, primarily due to a 4.1% higher volume of DRAM products, a 52.8% increase in average selling prices for Brazil DRAM products and higher logistics sales. IPS net sales increased by $49.6 million, or 32.8%, in the first six months of 2022 primarily due to higher volumes of sales in our Penguin Computing business.
Cost of sales increased by $85.9 million, or 34.3%, in the second quarter of 2022 compared to the same period in the prior year, and by $194.6 million, or 39.7%, for the first six months of 2022 compared to the same period in the prior year, primarily due to our acquisition of the LED Business and from higher cost of materials and production costs due to a higher level of sales for our IPS and Memory Solutions segments.
Gross margin increased to 25.1% in the second quarter of 2022 compared to 17.6% in the same period in the prior year, and also increased to 25.6% in the first six months of 2022 compared to 17.8% in the first six months of 2021, primarily due to inclusion of higher margin LED Solutions products in 2022 as well as process and efficiency improvement in the Memory Solutions and IPS segments compared to the prior year.

Non-GAAP Measure of Segment Operating Income
Below is a table of our operating income, measured on a non-GAAP basis, which SGH management uses to supplement SGH's financial results under GAAP to analyze its operations and make decisions as to future operational plans, and believes that this supplemental non-GAAP information is useful to investors in analyzing and assessing the Company's past and future operating performance. These non-GAAP measures exclude certain items, such as share-based compensation expense, amortization of acquisition-related intangible assets (consisting of amortization of developed technology, customer relationships, trademarks/trade names and backlog acquired in connection with business combinations), acquisition-related inventory adjustments, acquisition-related expenses, restructure charges and integration expenses, changes in the fair value of contingent consideration, and other infrequent or unusual items. While amortization of acquisition-related intangible assets is excluded, the revenues from acquired companies is reflected in our non-GAAP measures and these intangible assets contribute to revenue generation. See “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment and Other Information.”
Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP, as they exclude important information about our financial results, as noted above. The presentation of these adjusted amounts varies from amounts presented in accordance with GAAP and therefore may not be comparable to amounts reported by other companies.

	Three Months Ended		Six Months Ended
	February 25, 2022	February 26, 2021	February 25, 2022	February 26, 2021
GAAP operating income	$16,805	$12,940	$51,599	$20,563
Share-based compensation expense	9,973	5,398	19,748	16,486
Amortization of acquisition-related intangibles	5,829	3,413	12,172	6,827
Change in fair value of contingent consideration	24,000	—	41,200	—
Out of period import tax expense	—	4,345	—	4,345
Other	828	1,064	1,866	2,681
Non-GAAP operating income	$57,435	$27,160	$126,585	$50,902

Non-GAAP operating income by segment:
Memory Solutions	$32,496	$18,238	$69,166	$39,099
Intelligent Platform Solutions	7,702	8,922	21,882	11,803
LED Solutions	17,237	—	35,537	—
Total non-GAAP operating income by segment	$57,435	$27,160	$126,585	$50,902
In the fourth quarter of 2021, we reorganized SGH into three business units: Memory Solutions, Intelligent Platforms Solutions and LED Solutions. Two of our previous segments, specialty memory products and Brazil products, were combined to become Memory Solutions. Intelligent Platform Solutions was formerly referred to as specialty compute and storage solutions. All prior year information in the table above has been revised to reflect the change to our three reportable segments.
Memory Solutions operating income increased by $14.3 million, or 78.2%, in the second quarter of 2022 compared to the same period in the prior year, and by $30.1 million, or 76.9%, in the first six months of 2022 compared to the same period in the prior year, primarily due to higher sales and gross profit, partially offset by higher operating expenses mainly driven by higher research and development expense due to less Brazil financial credits.
IPS operating income increased by $10.1 million, or 85.4%, in the first six months of 2022 compared to same period in the prior year, primarily due to higher sales and gross profit, partially offset by higher operating expenses mainly driven by personnel-related expenses due to increased headcount to support the revenue growth.
LED Solutions operating income of $35.5 million in the first six months of 2022 was due to our acquisition of the LED Business in March 2021.

Operating and Non-operating (Income) Expense
Research and Development
Research and development expense increased by $9.9 million, or 112.3%, in the second quarter of 2022 compared to the same period in the prior year, and by $20.6 million, or 130.5%, for the first six months of 2022 compared to the same period in the prior year, primarily due to additional costs from the acquisition of the LED Business as well as lower Brazil financial credits. We expect research and development expense to be higher in 2022 as compared to 2021 primarily because we will include the full year of operations for our LED Solutions segment. In addition, we expect to have lower Brazil financial credits in future periods resulting from a shift in sales mix to products sourced from our new Manaus, Brazil facility.
Selling, General and Administrative
Selling, general and administrative expense increased by $21.5 million, or 67.7%, in the second quarter of 2022 compared to the same period in the prior year, and by $35.9 million, or 51.6%, in the first six months of 2022 compared to the same period in the prior year, primarily due to additional costs from the acquisition of the LED Business as well as higher personnel-related expenses due to increased headcount and higher professional services. We expect selling, general and administrative expense to be higher in 2022 as compared to 2021 as we include the full year of operations for our LED Solutions segment.
Change in Fair Value of Contingent Consideration
Our acquisition of the LED Business included contingent consideration, which we estimated the fair value as of the date of acquisition to be $28.1 million. In 2021, and in the first and second quarters of 2022, we recorded charges of $32.4 million, $17.2 million and $24.0 million, respectively, to adjust the amount of contingent consideration to its fair value. See “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – LED Business.”
Interest Expense, Net
Interest expense, net increased by $2.1 million in the first six months of 2022 compared to the same period in the prior year primarily due to interest incurred related to the LED Purchase Price Note from the LED acquisition.
In February 2022, we entered into a Credit Facility with a syndicate of banks pursuant to which we borrowed $275 million under a term loan, which matures in February 2027. In connection therewith, we repaid the $125 million outstanding balance of the LED Purchase Price Note and the outstanding balance under our previous line of credit. In addition, the LED Earnout Note will begin to bear interest in the third quarter of 2022. As a result of these items, we expect net interest expense to increase in future periods. See “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition” and “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”
Other Non-operating (Income) Expense
Other non-operating (income) expense in the second quarter and first six months of both 2022 and 2021 primarily reflected foreign currency (gains) and losses related primarily to our Brazil operating subsidiaries.
Income Tax Provision
Our provision for income taxes increased by $10.9 million in the first six months of 2022 compared to the same period in the prior year, primarily due to higher income in non-U.S. jurisdictions subject to tax.
Liquidity and Capital Resources
At February 25, 2022, we had cash and cash equivalents of $365.8 million, of which $187.9 million was held outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding capacity of our operations, expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents consist of funds held in demand deposit accounts and money market funds. We do not enter into investments for trading or speculative purposes.

We expect that our existing cash and cash equivalents, borrowings available under our credit facility and cash generated by operating activities will be sufficient to fund our operations for at least the next twelve months. We may from time to time seek additional equity or debt financing. Any future equity financing may be dilutive to our existing investors, and any future debt financing may include debt service requirements and financial and other restrictive covenants that may constrain our operations and growth strategies. In the event that we seek additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
On February 7, 2022, we entered into a Credit Facility with a syndicate of banks that provides for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the "2027 TLA") and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (the "2027 Revolver"), in each case, maturing on February 7, 2027 (subject to certain earlier “springing maturity” dates upon certain conditions specified in the Credit Agreement). The Credit Agreement provides that up to $35.0 million of the revolving credit facility is available for issuances of letters of credit.
In February 2020, we issued $250.0 million in aggregate principal amount of 2.25% convertible senior notes due 2026 (the “2026 Notes”). The conversion rate of the 2026 Notes is 49.2504 ordinary shares per $1,000 principal amount of notes, which represents a conversion price of approximately $20.30 per ordinary share. The closing price of our ordinary shares exceeded 130% of the conversion price for our 2026 Notes for at least 20 trading days in the 30 consecutive trading days ended on February 25, 2022. As a result, the 2026 Notes are convertible by holders through May 27, 2022.
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
Cash Flows

Six Months Ended	February 25, 2022	February 26, 2021
Net cash provided by operating activities	$47,311	$55,990
Net cash used for investing activities	(20,834)	(34,628)
Net cash provided by (used for) financing activities	117,726	(30,874)
Effect of changes in currency exchange rates	(1,421)	(1,496)
Net increase (decrease) in cash and cash equivalents	$142,782	$(11,008)
Operating Activities: Cash flows from operating activities reflects net income adjusted for certain items, including depreciation and amortization expense, share-based compensation, adjustments for changes in the fair value of contingent consideration, gains and losses from investing or financing activities and the effects of changes in operating assets and liabilities.
Net cash provided by operating activities in the first six months of 2022 was $47.3 million, comprised primarily of net income of $23.7 million, adjusted for non-cash items of $104.2 million. Operating cash flows were adversely affected by $80.6 million from changes in our net operating assets and liabilities, consisting primarily of an increase of $75.6 million in accounts receivable and a decrease of $31.6 million in accounts payable and accrued expenses, partially offset by a decrease of $26.4 million in inventories. The decrease in both inventories and accounts payable and accrued expenses was primarily due to lower inventories primarily in our Memory Solutions segment, and the increase in accounts receivable was primarily due to higher gross sales in the same segments.
Net cash provided by operating activities in the first six months of 2021 was $56.0 million, comprised primarily of net income of $7.9 million, adjusted for non-cash items of $41.8 million. Operating cash flows were also favorably affected by $6.3 million from changes in our net operating assets and liabilities, consisting primarily of a $45.9 million increase in accounts payable and accrued expenses and a $10.1 million decrease in accounts receivables, partially offset by increases of $28.1 million in inventories and $19.1 million in other assets.

Investing Activities: Net cash used for investing activities in the first six months of 2022 was $20.8 million, consisting primarily of purchases of property and equipment. Net cash used for investing activities in the first six months of 2021 was $34.6 million, consisting primarily of purchases of property and equipment and deposits.
Financing Activities: Net cash provided by financing activities in the first six months of 2022 was $117.7 million, consisting primarily of $270.8 million in net proceeds from issuance of a term loan and $7.5 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by $125.0 million in principal repayment of the LED Purchase Price Note and $25.0 million in net repayments of borrowings under our line of credit. Net cash used for financing activities in the first six months of 2021 was $30.9 million, consisting primarily of $48.0 million for the repurchase of ordinary shares, partially offset by $11.4 million in proceeds from debt and $5.7 million in proceeds from the issuance of ordinary shares from our equity plans.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates and judgments are based on historical experience, forecasted events and various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and judgments on an ongoing basis. Our management believes these estimates and judgments are critical in the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments.
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
Approximately 26% and 35% of our net sales in the first six months of 2022 and 2021, respectively, originated in Brazilian real. We utilize foreign exchange forward contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities in Brazil. We do not use foreign currency contracts for speculative or trading purposes.
Based on our monetary assets and liabilities denominated in foreign currencies as of February 25, 2022 and August 27, 2021, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $10.5 million and $7.7 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of February 25, 2022, we had $275.0 million outstanding under the 2027 TLA. In addition, the Credit Agreement provides for borrowings of up to $250.0 million under the 2027 Revolver. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2027 Revolver were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $5.3 million per year.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control Over Financial Reporting
During the second quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Commitments and Contingencies” and “PART II. Other Information – Item 1A. Risk Factors.”
Item 1A. Risk Factors
Except as discussed below, there have been no material changes to the risks described in “PART I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2021 (our “Annual Report”). You should carefully consider the risks and uncertainties and the other information in this Quarterly Report, including “PART I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Our business, financial condition or results of operations could be materially and adversely affected if any of these risks occurs and, as a result, the market price of our ordinary shares could decline and you could lose all or part of your investment.
Recent Developments that May Affect Our Business
Our efforts to adapt our work environment in the aftermath of the COVID-19 pandemic may be unsuccessful.
While the COVID-19 pandemic persists, we and others in the technology industry are evaluating plans for our workforce as the pandemic eases. We have not yet determined whether and to what extent we will require our workforce to return to work, although other companies in our space have begun to announce long-term plans to their employees. We believe that there are costs to remote work in terms of productivity, innovation and community that have adversely affected our business during the pandemic. At the same time, we also believe that certain of our employees have benefited from the ability to work remotely and may be resistant to calls to return to work. To the extent plans we adopt are more restrictive than those of others in our industry, our ability to attract and retain talent may be materially and adversely affected. In addition, if we do not announce our plans in a manner that is considered timely by our employees, the resulting uncertainty may also adversely affect retention. For additional information about risks to us from the COVID-19 pandemic, please refer to the risk factor titled, “The effects of the COVID-19 outbreak could adversely affect our business, results of operations and financial condition” in our Annual Report.
The outbreak of hostilities in Ukraine may exacerbate certain risks we face.
Russia’s invasion of Ukraine and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations, vendor contracts and customer arrangements, and at present we do not expect the outbreak to directly have a material and adverse effect on our financial condition or results of operations. However, if the hostilities persist, escalate or expand, risks we have identified in our Annual Report may be exacerbated. For example, if our supply or customer arrangements are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of state-sponsored cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cyber security and data protection measures. These and other risks are described more fully in our Annual Report.
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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are not required to be disclosed under Item 703 of Regulation S-K and accordingly are not described under “PART II. Other Information – Item 2. Unregistered Sales of Equity Securities and Use of Proceeds."
Credit Facility
We are subject to certain restrictions with respect to the use of our working capital and our ability to pay dividends under our Credit Facility, as described in “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt,” which information is incorporated herein by reference.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Memorandum and Articles of Association of SMART Global Holdings, Inc.		8-K	001-38102	3.1	03/31/2020
4.1	Description of Securities Registered Under Section 12 of the Exchange Act		10-K	001-38102	4.1	10/25/2021
10.1*	Consulting Agreement dated December 9, 2021 by and between SMART Global Holdings, Inc. and Ajay Shah		10-Q	001-38102	10.1	01/04/2022
10.2	Credit Agreement, dated as of February 7, 2022, by and among SMART Global Holdings, Inc., SMART Modular Technologies, Inc., the lenders party thereto and Citizens Bank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank		8-K	001-38102	10.1	02/08/2022
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
*Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART Global Holdings, Inc.
Date: April, 5, 2022	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer

Date: April, 5, 2022	By:	/s/ Ken Rizvi
Ken Rizvi
Senior Vice President and Chief Financial Officer

