Form 10-Q
period 2022-05-27
SMART Global Holdings, Inc.
filed 2022-06-30
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 21, 2022, the registrant had 49,991,532 ordinary shares outstanding.

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

3

PART I. Financial Information
Item 1. Financial Statements

SMART Global Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(Unaudited)

As of	May 27, 2022	August 27, 2021
Assets
Cash and cash equivalents	$387,326	$222,986
Accounts receivable, net (1)	357,457	313,393
Inventories	365,258	363,601
Other current assets	57,525	50,838
Total current assets	1,167,566	950,818
Property and equipment, net	159,111	156,266
Operating lease right-of-use assets	43,524	40,869
Intangible assets, net	83,219	101,073
Goodwill	75,043	74,255
Other noncurrent assets	25,589	21,517
Total assets	$1,554,052	$1,344,798

Liabilities and Equity
Accounts payable and accrued expenses	$448,012	$484,107
Current debt	8,795	25,354
Other current liabilities	68,089	74,337
Total current liabilities	524,896	583,798
Long-term debt	485,026	340,484
Acquisition-related contingent consideration	101,824	60,500
Noncurrent operating lease liabilities	36,594	32,419
Other noncurrent liabilities	6,643	8,673
Total liabilities	1,154,983	1,025,874

Commitments and contingencies

SMART Global Holdings shareholders’ equity:
Ordinary shares, $0.03 par value; authorized 200,000 shares; 52,432 shares issued and 50,376 outstanding as of May 27, 2022; 50,138 shares issued and 48,736 outstanding as of August 27, 2021	1,573	1,504
Additional paid-in-capital	437,863	396,120
Retained earnings	231,385	184,787
Treasury shares, 2,056 and 1,402 shares held as of May 27, 2022 and August 27, 2021, respectively	(67,345)	(50,545)
Accumulated other comprehensive income (loss)	(210,874)	(221,615)
Total SGH shareholders’ equity	392,602	310,251
Noncontrolling interest in subsidiary	6,467	8,673
Total equity	399,069	318,924
Total liabilities and equity	$1,554,052	$1,344,798

(1)	Receivables from related parties were de minimis and $14,057 as of May 27, 2022 and August 27, 2021, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 27, 2022	May 28, 2021	May 27, 2022	May 28, 2021
Net sales (1)	$462,540	$437,728	$1,381,655	$1,033,433
Cost of sales	348,077	353,241	1,032,278	842,847
Gross profit	114,463	84,487	349,377	190,586

Operating expenses:
Research and development	20,298	16,718	56,749	32,534
Selling, general and administrative	58,732	48,475	164,396	118,195
Change in fair value of contingent consideration	124	16,400	41,324	16,400
Total operating expenses	79,154	81,593	262,469	167,129
Operating income	35,309	2,894	86,908	23,457

Non-operating (income) expense:
Interest expense, net	5,110	5,049	14,678	12,568
Other non-operating (income) expense	550	489	3,570	1,187
Total non-operating (income) expense	5,660	5,538	18,248	13,755
Income (loss) before taxes	29,649	(2,644)	68,660	9,702

Income tax provision	5,154	4,010	20,495	8,485
Net income (loss)	24,495	(6,654)	48,165	1,217
Net income attributable to noncontrolling interest	382	557	1,567	557
Net income (loss) attributable to SGH	$24,113	$(7,211)	$46,598	$660

Earnings (loss) per share:
Basic	$0.48	$(0.15)	$0.94	$0.01
Diluted	$0.44	$(0.15)	$0.84	$0.01

Shares used in per share calculations:
Basic	50,095	48,071	49,543	48,542
Diluted	54,998	48,071	55,756	51,167

(1)	Sales to related parties were de minimis in 2022 and were $20,103 and $53,251 in the three and nine months ended May 28, 2021, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 27, 2022	May 28, 2021	May 27, 2022	May 28, 2021
Net income (loss)	$24,495	$(6,654)	$48,165	$1,217

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18,802	2,574	10,741	(3,017)
Comprehensive income (loss)	43,297	(4,080)	58,906	(1,800)

Comprehensive income attributable to noncontrolling interest	382	557	1,567	557
Comprehensive income (loss) attributable to SGH	$42,915	$(4,637)	$57,339	$(2,357)
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Shares Issued	Amount	Additional Paid-in-capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 27, 2021	50,138	$1,504	$396,120	$184,787	$(50,545)	$(221,615)	$310,251	$8,673	$318,924
Net income	—	—	—	20,027	—	—	20,027	671	20,698
Other comprehensive income (loss)	—	—	—	—	—	(19,440)	(19,440)	—	(19,440)
Shares issued under equity plans	734	22	5,007	—	—	—	5,029	—	5,029
Repurchase of ordinary shares	(51)	(2)	2	—	(2,666)	—	(2,666)	—	(2,666)
Share-based compensation expense	—	—	9,739	—	—	—	9,739	—	9,739
As of November 26, 2021	50,821	1,524	410,868	204,814	(53,211)	(241,055)	322,940	9,344	332,284
Net income	—	—	—	2,458	—	—	2,458	514	2,972
Other comprehensive income (loss)	—	—	—	—	—	11,379	11,379	—	11,379
Shares issued under equity plans	372	11	2,420	—	—	—	2,431	—	2,431
Repurchase of ordinary shares	(4)	—	—	—	(229)	—	(229)	—	(229)
Share-based compensation expense	—	—	9,848	—	—	—	9,848	—	9,848
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(3,773)	(3,773)
As of February 25, 2022	51,189	1,535	423,136	207,272	(53,440)	(229,676)	348,827	6,085	354,912
Net income	—	—	—	24,113	—	—	24,113	382	24,495
Other comprehensive income (loss)	—	—	—	—	—	18,802	18,802	—	18,802
Shares issued under equity plans	1,243	38	4,351	—	—	—	4,389	—	4,389
Repurchase of ordinary shares	—	—	—	—	(13,905)	—	(13,905)	—	(13,905)
Share-based compensation expense	—	—	10,376	—	—	—	10,376	—	10,376
As of May 27, 2022	52,432	$1,573	$437,863	$231,385	$(67,345)	$(210,874)	$392,602	$6,467	$399,069

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Shares Issued	Amount	Additional Paid-in-capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 28, 2020	48,988	$1,469	$347,431	$163,475	$(2,032)	$(228,241)	$282,102	$—	$282,102
Net income	—	—	—	2,027	—	—	2,027	—	2,027
Other comprehensive income (loss)	—	—	—	—	—	(16,525)	(16,525)	—	(16,525)
Shares issued under equity plans	956	29	3,077	—	—	—	3,106	—	3,106
Repurchase of ordinary shares	(139)	(4)	4	—	(3,483)	—	(3,483)	—	(3,483)
Share-based compensation expense	—	—	11,088	—	—	—	11,088	—	11,088
As of November 27, 2020	49,805	1,494	361,600	165,502	(5,515)	(244,766)	278,315	—	278,315
Net income	—	—	—	5,844	—	—	5,844	—	5,844
Other comprehensive income (loss)	—	—	—	—	—	10,934	10,934	—	10,934
Shares issued under equity plans	371	11	2,534	—	—	—	2,545	—	2,545
Repurchase of ordinary shares	(1,104)	(33)	33	—	(44,481)	—	(44,481)	—	(44,481)
Share-based compensation expense	—	—	5,398	—	—	—	5,398	—	5,398
As of February 26, 2021	49,072	1,472	369,565	171,346	(49,996)	(233,832)	258,555	—	258,555
Net income (loss)	—	—	—	(7,211)	—	—	(7,211)	557	(6,654)
Other comprehensive income (loss)	—	—	—	—	—	2,574	2,574	—	2,574
Shares issued under equity plans	806	24	7,482	—	—	—	7,506	—	7,506
Repurchase of ordinary shares	(6)	—	—	—	(337)	—	(337)	—	(337)
Share-based compensation expense	—	—	8,344	—	—	—	8,344	—	8,344
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	7,478	7,478
As of May 28, 2021	49,872	$1,496	$385,391	$164,135	$(50,333)	$(231,258)	$269,431	$8,035	$277,466

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Nine Months Ended	May 27, 2022	May 28, 2021
Cash flows from operating activities:
Net income	$48,165	$1,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	48,461	32,468
Amortization of debt discount and issuance costs	7,476	6,503
Share-based compensation expense	30,295	24,867
Change in fair value of contingent consideration	41,324	16,400
Amortization of operating lease right-of-use assets	7,953	4,944
Other	1,294	488
Changes in operating assets and liabilities:
Accounts receivable	(41,490)	(15,455)
Inventories	(116)	(66,493)
Other assets	(5,884)	(14,163)
Accounts payable and accrued expenses	(46,969)	122,095
Operating lease liabilities	(7,205)	(4,460)
Deferred income taxes, net	721	(3,083)
Net cash provided by operating activities	84,025	105,328

Cash flows from investing activities:
Capital expenditures and deposits on equipment	(29,298)	(40,017)
Acquisition of business, net of cash acquired	—	(28,613)
Other	(746)	222
Net cash used for investing activities	(30,044)	(68,408)

Cash flows from financing activities:
Proceeds from debt	270,775	11,439
Proceeds from borrowing under line of credit	84,000	122,500
Proceeds from issuance of ordinary shares	11,849	13,157
Repayments of debt	(125,000)	—
Repayments of borrowings under line of credit	(109,000)	(97,500)
Payments to acquire ordinary shares	(16,800)	(48,301)
Distribution to noncontrolling interest	(3,773)	—
Other	(3,841)	—
Net cash provided by financing activities	108,210	1,295

Effect of changes in currency exchange rates on cash and cash equivalents	2,149	(34)
Net increase in cash and cash equivalents	164,340	38,181
Cash and cash equivalents at beginning of period	222,986	150,811
Cash and cash equivalents at end of period	$387,326	$188,992
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
Subsequent Event
On June 28, 2022, SGH entered into a Share Purchase Agreement (the “Stratus Purchase Agreement”) with Storm Private Holdings I Ltd., a Cayman Islands exempted company (“Stratus Holding Company” and together with its subsidiaries, “Stratus Technologies”), and Storm Private Investments LP, a Cayman Islands exempted limited partnership (“Stratus Seller”). The transaction, which was approved by our Board of Directors, is expected to close by the end of calendar year 2022.
Pursuant to the Stratus Purchase Agreement, among other matters, and subject to the satisfaction or waiver of the conditions set forth therein, Stratus Seller will sell to SGH, and SGH will purchase from Stratus Seller, all of Stratus Seller’s right, title and interest in and to the outstanding equity securities of Stratus Holding Company (the “Stratus Share Purchase”).
Pursuant to the terms of, and subject to the conditions specified in, the Stratus Purchase Agreement, upon consummation of the Stratus Share Purchase (the “Closing”), (i) SGH will pay to Stratus Seller a cash purchase price of $225 million, subject to certain adjustments as set forth in the Stratus Purchase Agreement, and (ii) Stratus Seller will have the right to receive, and SGH will be obligated to pay, contingent consideration (if any) of up to $50 million (the “Earn-Out”) based on the gross profit performance of the Stratus Technologies business during the first full 12 fiscal months of Stratus Technologies following the Closing. The Earn-Out, if any, will be payable in cash, ordinary shares or a mix of cash and ordinary shares, at SGH’s election.
The consummation of the Stratus Share Purchase is subject to certain customary conditions to Closing, including the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. The consummation of the Stratus Share Purchase is not subject to a financing condition.
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

Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08 – Business Combinations: Accounting for Contract Asset and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. We adopted ASU 2021-08 in the third quarter of 2022 and the adoption had no impact on our financial statements.
In December 2019, the FASB issued ASU 2019-12 – Income Taxes: Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted ASU 2019-12 in the first quarter of 2022 on a prospective basis. The adoption of this ASU did not have a significant impact on our financial statements.
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
Purchase Price: The purchase price for the LED Business consisted of (i) a payment of $50 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to Cree by the Company in the amount of $125 million (“LED Purchase Price Note”), (iii) an earn-out payment of up to $125 million based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing (“Earnout Period”), with a minimum payment of $2.5 million, payable in the form of an unsecured promissory note to be issued by us (“Earnout Note”) and (iv) the assumption of certain liabilities. The LED Purchase Price Note bears interest at LIBOR plus 3.0% and is due on August 15, 2023. The Earnout Note began to bear interest as of March 28, 2022 at LIBOR plus 3.0% and is due on March 27, 2025. In the second quarter of 2022, we repaid the LED Purchase Price Note. See “Debt.”

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
The Earnout Note is revalued each quarter and changes in valuation are reflected in results of operations. In the second half of 2021, we recorded charges of $32.4 million to adjust the value of the Earnout Note to its fair value as of August 27, 2021, and in 2022, through the end of the Earnout Period, we recorded additional aggregate charges of $41.3 million to adjust the value of the Earnout Note to its fair value as of May 27, 2022. The changes in fair value reflected new information about the probability and timing of meeting the conditions of the revenue and gross profit targets of the LED Business.
Based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing, the final calculated value of the contingent consideration was $101.8 million and, subsequent to the end of the third quarter of 2022, we issued the Earnout Note to Cree for this amount.
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
The unaudited pro forma financial information for the first nine months of 2021 combines our results of operations for the nine months ended May 28, 2021 (which includes the results of the LED Business from the March 1, 2021 acquisition date) and the results of operations of the LED Business for the six months ended December 27, 2020.

Nine months ended	May 28, 2021
Net sales	$1,237,627
Net loss attributable to SGH	(162,969)

Earnings (loss) per share:
Basic	$(3.36)
Diluted	$(3.36)
The unaudited pro forma financial information above reflects the following adjustments:
•Incremental cost of sales related to the estimated fair value of inventories.
•Incremental depreciation expense related to the estimated fair value of property and equipment.
•Incremental amortization expense related to the estimated fair value of identifiable intangible assets.
•Incremental interest expense related to the LED Purchase Price Note and the Earnout Note.
•The impacts to income tax expense as a result of the pro forma adjustments.
Inventories

As of	May 27, 2022	August 27, 2021
Raw materials	$179,649	$163,610
Work in process	65,547	92,901
Finished goods	120,062	107,090
	$365,258	$363,601
As of May 27, 2022 and August 27, 2021, 8% and 11%, respectively, of total inventories were inventories owned and held under our logistics services.

Property and Equipment

As of	May 27, 2022	August 27, 2021
Equipment	$205,379	$182,493
Buildings and building improvements	59,642	53,502
Furniture, fixtures and software	38,044	32,114
Land	16,126	16,126
	319,191	284,235
Accumulated depreciation	(160,080)	(127,969)
	$159,111	$156,266
Depreciation expense for property and equipment was $10.6 million and $30.3 million in the third quarter and first nine months of 2022, respectively, and $9.1 million and $19.5 million in the third quarter and first nine months of 2021, respectively.
Intangible Assets and Goodwill

	May 27, 2022		August 27, 2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Technology	$61,614	$(16,333)	$61,307	$(9,142)
Customer relationships	57,500	(29,777)	57,500	(22,393)
Trademarks/trade names	19,200	(8,985)	19,200	(6,628)
Order backlog	—	—	3,800	(2,571)
	$138,314	$(55,095)	$141,807	$(40,734)

Goodwill by segment:
Intelligent Platform Solutions	$40,401		$40,401
Memory Solutions	34,642		33,854
	$75,043		$74,255
In the first nine months of 2022 and 2021, we capitalized $1.1 million and $64.5 million, respectively, for intangible assets with weighted average useful lives of 17.5 years and 6.7 years, respectively. Amortization expense for intangible assets was $5.9 million and $18.2 million in the third quarter and first nine months of 2022, respectively, and $6.2 million and $13.0 million in the third quarter and first nine months of 2021, respectively. Amortization expense is expected to be $5.6 million for the remainder of 2022, $21.8 million in 2023, $17.8 million in 2024, $15.3 million in 2025, $8.5 million in 2026 and $14.1 million thereafter.
Goodwill of our Memory Solutions segment increased by $0.8 million in the first nine months of 2022 and increased in all of 2021 by $0.3 million from translation adjustments.

Accounts Payable and Accrued Expenses

As of	May 27, 2022	August 27, 2021
Accounts payable (1)	$384,251	$429,640
Salaries, wages and benefits	38,626	37,795
Income and other taxes	21,436	14,319
Other	3,699	2,353
	$448,012	$484,107

(1)	Includes accounts payable for property and equipment of $2.3 million and $3.1million as of May 27, 2022 and August 27, 2021, respectively.
Debt

As of	May 27, 2022	August 27, 2021
Credit Facility Term Loan	$270,793	$—
Convertible Senior Notes	210,694	203,992
LED Purchase Price Note	—	125,000
ABL Credit Agreement	—	25,000
Other	12,334	11,846
	493,821	365,838
Less current debt	(8,795)	(25,354)
Long-term debt	$485,026	$340,484
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
Interest and fees: Loans under the Credit Agreement bear interest at a rate per annum equal to either, at our option, a term secured overnight financing rate ("SOFR") or a base rate, in each case plus an applicable margin.
2027 TLA: The applicable margin for 2027 TLA is 2.00% per annum with respect to term SOFR borrowings, and 1.00% per annum with respect to base rate borrowings. As of May 27, 2022, the interest rate applicable to the principal amount outstanding under the 2027 TLA was 2.89% per annum. As of May 27, 2022, there was $275.0 million of 2027 TLA principal amount outstanding and unamortized issuance costs were $4.2 million and, as of May 27, 2022, the 2027 TLA had an effective interest rate of 3.33%.
2027 Revolver: The applicable margin for revolving loans varies based on our Total Leverage Ratio (as defined in the Credit Agreement) and ranges from 1.25% to 3.00% per annum with respect to term SOFR borrowings and from 0.25% to 2.00% per annum with respect to base rate borrowings. In addition, we are required to pay a quarterly unused commitment fee at an initial rate of 0.25%, which may increase up to a rate of 0.35% based on certain Total Leverage Ratio levels specified in the Credit Agreement. As of May 27, 2022, there were no amounts outstanding under the 2027 Revolver and unamortized issuance costs were $4.3 million.
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
Other: Substantially simultaneously with entering into the Credit Agreement, we used a portion of the proceeds of the Credit Facility to pay in full all borrowings and terminated all commitments under (i) our ABL Credit Agreement, dated as of December 23, 2020, (ii) our Amended Credit Agreement, dated as of March 6, 2020 and (iii) the LED Purchase Price Note, dated as of March 1, 2021. In connection therewith, we used an aggregate of $160.4 million to pay principal and interest outstanding under these agreements and recorded charges of $0.7 million in other non-operating expense to write off certain unamortized issuance costs.
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
Other: Unamortized debt discount and issuance costs are amortized over the term of the 2026 Notes using the effective interest rate method. As of May 27, 2022, and August 27, 2021, the effective interest rate was 7.06%. Interest expense for the 2026 Notes consisted of 2.25% contractual stated interest and amortization of discount and issuance costs and included of the following:

	Three Months Ended		Nine Months Ended
	May 27, 2022	May 28, 2021	May 27, 2022	May 28, 2021
Contractual stated interest	$1,438	$1,438	$4,219	$4,219
Amortization of discount and issuance costs	2,242	2,088	6,702	6,247
	$3,680	$3,526	$10,921	$10,466
As of both May 27, 2022 and August 27, 2021, the carrying amount of the equity components of the 2026 Notes, which is included in additional paid-in-capital, was $50.8 million.
Leases
As of May 27, 2022 and August 27, 2021, we had operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions.

Sublease income was not significant in the first nine months of 2022 or 2021. The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	May 27, 2022	May 28, 2021	May 27, 2022	May 28, 2021
Fixed lease cost	$3,402	$2,856	$9,917	$6,310
Variable lease cost	370	409	1,192	969
Short-term lease cost	119	106	377	221
	$3,891	$3,371	$11,486	$7,500
Cash flows used for operating activities for the first nine months of 2022 and 2021 included payments for operating leases of $7.3 million and $6.1 million, respectively. Noncash acquisitions of right-of-use assets were $10.6 million and $16.9 million for the first nine months of 2022 and 2021, respectively.
As of May 27, 2022 and August 27, 2021, the weighted-average remaining lease term for our operating leases was 6.8 years and 6.1 years, respectively. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms. As of May 27, 2022 and August 27, 2021, the weighted-average discount rate for our operating leases was 6.5% and 6.7%, respectively.
Minimum payments of lease liabilities as of May 27, 2022 were as follows:

Remainder of 2022	$3,099
2023	11,114
2024	8,833
2025	6,241
2026	5,011
2027 and thereafter	23,817
58,115
Less imputed interest	(12,238)
Present value of total lease liabilities	$45,877
The table above excludes lease liabilities for leases that have been executed but not yet commenced. As of May 27, 2022, we had such lease commitments relating to operating lease payment obligations of $51.8 million for a building lease with a term of 16 years. We will recognize a right-of-use asset and an associated lease liability at the time such asset becomes available for our use. Such lease is currently expected to commence in the fourth quarter of 2022.
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
Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75 million share repurchase authorization, under which the Company may repurchase its outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. In the third quarter of 2022, we repurchased an aggregate of 448 thousand shares for $10.2 million under the repurchase authorization. As of May 27, 2022, these repurchased shares were held in treasury.
Other Share Repurchases
We repurchased 151 thousand and 206 thousand ordinary shares as payment of withholding taxes for $3.7 million and $6.6 million in the third quarter and first nine months of 2022, respectively, and 6 thousand and 148 thousand ordinary shares for $0.3 million and $4.0 million in the third quarter and first nine months of 2021, respectively. As of May 27, 2022, these repurchased shares were held in treasury.
In addition, in January 2021, we repurchased an aggregate of 1.1 million ordinary shares for $44.3 million from Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P. and Silver Lake Technology Investors Sumeru Cayman, L.P. in a privately negotiated transaction. The transaction closed on January 15, 2021. As of May 27, 2022, these repurchased shares were held in treasury.
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
The 49% ownership interest held by San’an is classified as noncontrolling interest. In the second quarter of 2022, the Cree Joint Venture distributed an aggregate of $7.7 million to its partners, including $3.9 million to SGH and $3.8 million to San’an. Noncontrolling interest increased by $0.4 million and $1.6 million in the third quarter and first nine months of 2022, respectively, for San’an’s share of net income from the Cree Joint Venture. Remaining cash and other assets of the Cree Joint Venture are generally not available for use by us in our other operations.
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
Under PADIS, we recognized aggregate financial credits, reflected as a reduction of research and development expense, of $3.3 million and $15.2 million in the third quarter and first nine months of 2022, respectively, and $8.2 million and $22.2 million in the third quarter and first nine months of 2021, respectively. Financial credits earned under the Brazil Incentive Programs may be refunded in cash or used to offset liabilities for Brazil federal taxes. As of May 27, 2022 and August 27, 2021, earned under PADIS but unused financial credits of $19.5 million and $19.8 million, respectively, were included in other current assets. Financial credits earned under PADIS but unused as of May 27, 2022 can be utilized through November 2026.
Fair Value Measurements
Cash and cash equivalents as of May 27, 2022 and August 27, 2021 included money market funds of $12.7 million and $2.7 million, respectively, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets.
Fair value measurements of other assets and liabilities were as follows:

	May 27, 2022		August 27, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative financial instrument assets	$102	$102	$883	$883

Liabilities:
Derivative financial instrument liabilities	$22	$22	$50	$50
Credit Facility Term Loan	275,000	270,793	—	—
Convertible Senior Notes	333,125	210,694	335,668	203,992
LED Purchase Price Note	—	—	125,000	125,000
ABL Credit Agreement	—	—	25,000	25,000
Debt – other	11,353	12,334	10,702	11,846
Acquisition-related contingent consideration	101,824	101,824	60,500	60,500
The fair values of our derivative financial instruments, as measured on a recurring basis, were based on Level 2 measurements, including market-based observable inputs of currency exchange spot and forward rates, interest rates and credit-risk spreads.
The fair value of our Convertible Senior Notes (excluding the value of the equity component of our convertible notes), as measured on a non-recurring basis, was determined based on Level 2 measurements, including the trading price of the convertible notes. The fair values of our Credit Facility Term Loan, LED Purchase Price Note, ABL Credit Agreement and other debt, as measured on a non-recurring basis, were estimated based on Level 2 measurements, including discounted cash flows and interest rates based on similar debt issued by parties with credit ratings similar to ours.
Acquisition-related contingent consideration relates to our acquisition of the LED Business and is included in noncurrent liabilities. The fair value as of August 27, 2021, as measured on a recurring basis, was based on Level 3 measurements, which included significant inputs not observable in the market. The fair value was estimated using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate and cost of debt. Assumptions used in the determination of fair value also included estimates of future revenue and gross profit of the LED Business. Based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing, the final calculated value of the contingent consideration was $101.8 million. The fair value as of May 27, 2022, as measured on a non-recurring basis, was estimated based on Level 2 measurements, including discounted cash flows and interest rates based on similar debt issued by parties with credit ratings similar to ours.
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
In the third quarter and first nine months of 2022, we recognized net realized losses of $8.8 million and $4.2 million, respectively, and net unrealized gains of $3.3 million and net unrealized losses of $0.2 million, respectively, from changes in the fair value of non-designated forward contracts. In the third quarter and first nine months of 2021, we recognized net realized gains of $4.2 million and $3.5 million, respectively, and net unrealized losses of $5.6 million and $2.5 million, respectively, from changes in the fair value of non-designated forward contracts.
Equity Plans
As of May 27, 2022, 7.7 million of our ordinary shares were available for future awards under our equity plans.
Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)
Aggregate Restricted Award activity was as follows:

	Three Months Ended		Nine Months Ended
	May 27, 2022	May 28, 2021	May 27, 2022	May 28, 2021
Awards granted	935	3,079	1,581	4,513
Weighted average grant-date fair value per share	$24.25	$19.97	$25.96	$17.65
Aggregate vesting-date fair value of shares vested	$24,099	$7,281	$42,326	$18,689
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
As of May 27, 2022, total unrecognized compensation costs for unvested Restricted Awards was $99.2 million, which was expected to be recognized over a weighted average period of 2.76 years.

Share Options
Share option activity and assumptions were as follows:

Nine Months Ended	May 28, 2021
Share options granted	500
Weighted average grant-date fair value per share	$6.65
Average expected term in years	6.25
Weighted-average expected volatility	52.07%
Weighted-average risk-free interest rate	0.49%
Expected dividend yield	—
As of May 27, 2022, total unrecognized compensation costs for unvested options was $3.6 million, which was expected to be recognized over a weighted average period of 1.88 years.
Employee Share Purchase Plan
Under our employee share purchase plan (“ESPP”), employees purchased 307 thousand ordinary shares for $6.5 million in the first nine months of 2022 and 353 thousand ordinary shares for $3.6 million in the first nine months of 2021.
Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	May 27, 2022	May 28, 2021	May 27, 2022	May 28, 2021
Share-based compensation expense by caption:
Cost of sales	$1,724	$1,166	$5,103	$2,807
Research and development	1,679	1,468	4,778	3,055
Selling, general and administrative	7,144	5,747	20,414	19,005
	$10,547	$8,381	$30,295	$24,867
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

Net Sales and Gross Billings
Net sales by products and services and gross amounts billed for services, including logistics services in which we act as an agent for our customers, were as follows:

	Three Months Ended		Nine Months Ended
	May 27, 2022	May 28, 2021	May 27, 2022	May 28, 2021
Net sales:
Products and professional services	$440,012	$428,882	$1,330,473	$1,011,079
Logistics services	22,528	8,846	51,182	22,354
	$462,540	$437,728	$1,381,655	$1,033,433

Gross billings in connection with logistics services:
Logistics services	$22,528	$8,846	$51,182	$22,354
Cost of materials (1)	574,034	205,530	1,250,024	481,163
	$596,562	$214,376	$1,301,206	$503,517

(1)	Included in gross billings in connection with services are amounts billed to customers for the cost of materials procured in an agent capacity in connection with our logistics services business, which includes procurement, logistics, inventory management, temporary warehousing, kitting and/or packaging services. While we take title to inventory under such arrangements, control of such inventory does not transfer to us as we do not, at any point, have the ability to direct the use, and thereby obtain the benefits of, the inventory.
Customer Contract Balances

As of	May 27, 2022	August 27, 2021
Contract assets (1)	$459	$4,247

Contract liabilities: (2)
Deferred revenue	$19,288	$19,271
Customer advances	13,584	15,835
	$32,872	$35,106

(1)	Contract assets are included in other current assets.

(2)	Contract liabilities are included in other current liabilities and noncurrent liabilities based on the timing of when our customer is expected to take control of the asset or receive the benefit of the service.
Deferred revenue related to amounts received from customers in advance of satisfying performance obligations. As of May 27, 2022, we expect to recognize revenue of $16.1 million of the balance of $19.3 million in the next 12 months and the remaining amount thereafter. In the first nine months of 2022, we recognized revenue of $12.9 million from satisfying performance obligations related to amounts included in deferred revenue as of August 27, 2021. Customer advances represent amounts received from customers for advance payments to secure product and services within the next 12 months. In the first nine months of 2022, we recognized revenue of $5.2 million from satisfying performance obligations related to amounts included in customer advances as of August 27, 2021.
As of May 27, 2022 and August 27, 2021, other current liabilities included $19.2 million and $24.9 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Other Non-operating (Income) Expense

	Three Months Ended		Nine Months Ended
	May 27, 2022	May 28, 2021	May 27, 2022	May 28, 2021
Foreign currency (gains) losses	$641	$994	$3,516	$1,195
Other	(91)	(505)	54	(8)
	$550	$489	$3,570	$1,187
Foreign currency (gains) and losses relate primarily to our Brazil operating subsidiaries.
Income Taxes

	Three Months Ended		Nine Months Ended
	May 27, 2022	May 28, 2021	May 27, 2022	May 28, 2021
Income before income taxes	$29,649	$(2,644)	$68,660	$9,702
Income tax provision	5,154	4,010	20,495	8,485
Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.
Our provision for income taxes for the nine months ended May 27, 2022 increased by $12.0 million as compared to the same period in the prior year, primarily due to an increase in the amount of earnings subject to non-U.S. tax.
As of May 27, 2022 and August 27, 2021, we had a full valuation allowance for net deferred tax assets associated with our U.S. operations. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.
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
Earnings Per Share

	Three Months Ended		Nine Months Ended
	May 27, 2022	May 28, 2021	May 27, 2022	May 28, 2021
Net income (loss) attributable to SGH – Basic and Diluted	$24,113	$(7,211)	$46,598	$660

Weighted-average shares outstanding – Basic	50,095	48,071	49,543	48,542
Dilutive effect of equity plans and convertible notes	4,903	—	6,213	2,625
Weighted-average shares outstanding – Diluted	54,998	48,071	55,756	51,167

Earnings (loss) per share:
Basic	$0.48	$(0.15)	$0.94	$0.01
Diluted	$0.44	$(0.15)	$0.84	$0.01

Below are potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	Three Months Ended		Nine Months Ended
	May 27, 2022	May 28, 2021	May 27, 2022	May 28, 2021
Equity plans	459	5,283	333	2,790
Convertible notes	—	12,313	—	12,313
	459	17,596	333	15,103
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

	Three Months Ended		Nine Months Ended
	May 27, 2022	May 28, 2021	May 27, 2022	May 28, 2021
Net sales:
Memory Solutions	$265,850	$240,116	$765,332	$684,537
Intelligent Platform Solutions	95,345	95,857	296,256	247,141
LED Solutions	101,345	101,755	320,067	101,755
Total net sales	$462,540	$437,728	$1,381,655	$1,033,433

Segment operating income:
Memory Solutions	$30,094	$26,163	$99,260	$65,262
Intelligent Platform Solutions	10,790	5,756	32,672	17,559
LED Solutions	13,388	11,386	48,925	11,386
Total segment operating income	54,272	43,305	180,857	94,207

Unallocated:
Share-based compensation expense	(10,547)	(8,381)	(30,295)	(24,867)
Amortization of acquisition-related intangibles	(5,943)	(6,184)	(18,115)	(13,011)
Flow through of inventory step up	—	(7,090)	—	(7,090)
Change in fair value of contingent consideration	(124)	(16,400)	(41,324)	(16,400)
Out of period import tax expense (1)	—	—	—	(4,345)
Other	(2,349)	(2,356)	(4,215)	(5,037)
Total unallocated	(18,963)	(40,411)	(93,949)	(70,750)
Consolidated operating income	$35,309	$2,894	$86,908	$23,457

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
Our employees have always played a key role in our success. Today, SGH employs a diverse workforce of approximately 3,800 employees around the world who are focused on innovation and customer satisfaction.
Acquisition of LED Business
In March 2021, we completed the acquisition of the LED Business of Cree, Inc., a corporation now known as Wolfspeed, Inc. (“Cree”). The acquisition of the LED Business, a leader in LED lighting technology, further enhances our growth and diversification strategy and fits well with our other specialty businesses in computing and memory. The purchase price for the LED Business consisted of cash payments of $72.4 million, the issuance of an unsecured promissory note issued in the amount of $125 million and the potential for Cree to receive an earn-out payment of up to $125 million based on the revenue and gross profit performance of the LED Business in the twelve-month period ended in March 2022. Based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing, the final calculated value of the contingent consideration was $101.8 million.
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
Factors Affecting Our Operating Performance
Our operating expenses have grown in recent periods as we drive innovation, expand our products and services portfolio and invest in greater operational capabilities to support our growth. Our total operating expenses grew in 2021, primarily as a result of the addition of the LED Solutions business. We expect to continue to see increased operating expenses in 2022 as we record a full year of operating expenses for the LED Solutions business and continue to increase our investment in new products and services for the IPS business.
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

Results of Operations

	Three Months Ended				Nine Months Ended
	May 27, 2022		May 28, 2021		May 27, 2022		May 28, 2021
Net sales:
Memory Solutions	$265,850	57.5%	$240,116	54.9%	$765,332	55.4%	$684,537	66.2%
Intelligent Platform Solutions	95,345	20.6%	95,857	21.9%	296,256	21.4%	247,141	23.9%
LED Solutions	101,345	21.9%	101,755	23.2%	320,067	23.2%	101,755	9.8%
Total net sales	462,540	100.0%	437,728	100.0%	1,381,655	100.0%	1,033,433	100.0%
Cost of sales	348,077	75.3%	353,241	80.7%	1,032,278	74.7%	842,847	81.6%
Gross profit	114,463	24.7%	84,487	19.3%	349,377	25.3%	190,586	18.4%

Operating expenses:
Research and development	20,298	4.4%	16,718	3.8%	56,749	4.1%	32,534	3.1%
Selling, general and administrative	58,732	12.7%	48,475	11.1%	164,396	11.9%	118,195	11.4%
Change in fair value of contingent consideration	124	—%	16,400	3.7%	41,324	3.0%	16,400	1.6%
Total operating expenses	79,154	17.1%	81,593	18.6%	262,469	19.0%	167,129	16.2%
Operating income	35,309	7.6%	2,894	0.7%	86,908	6.3%	23,457	2.3%

Non-operating (income) expense:
Interest expense, net	5,110	1.1%	5,049	1.2%	14,678	1.1%	12,568	1.2%
Other non-operating (income) expense	550	0.1%	489	0.1%	3,570	0.3%	1,187	0.1%
Total non-operating (income) expense	5,660	1.2%	5,538	1.3%	18,248	1.3%	13,755	1.3%
Income before taxes	29,649	6.4%	(2,644)	(0.6)%	68,660	5.0%	9,702	0.9%

Income tax provision	5,154	1.1%	4,010	0.9%	20,495	1.5%	8,485	0.8%
Net income	24,495	5.3%	(6,654)	(1.5)%	48,165	3.5%	1,217	0.1%
Net income attributable to noncontrolling interest	382	0.1%	557	0.1%	1,567	0.1%	557	0.1%
Net income attributable to SGH	$24,113	5.2%	$(7,211)	(1.6)%	$46,598	3.4%	$660	0.1%
Percentages represent percentage of total net sales. Summations pf percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales increased by $24.8 million, or 5.7%, in the third quarter of 2022 compared to the same period in the prior year, and by $348.2 million, or 33.7%, for the first nine months of 2022 compared to the same period in the prior year. The quarter-over-quarter increase was mainly due to strong performance in our Memory Solutions business, while the year-over-year increase was primarily due to $218.3 million higher revenue in our LED Solutions business, as 2022 includes nine months of LED Solutions revenue compared to three months in 2021, as well as solid performances in our Memory Solutions and IPS businesses. Memory Solutions sales increased by $25.7 million, or 10.7%, in the third quarter of 2022 compared to the same period in the prior year, primarily due to increases in average selling prices for Brazil DRAM and Brazil mobile products of 32.0% and 29.7%, respectively, as well as higher Specialty Memory sales due to increased demand and product mix. Memory Solutions sales increased by $80.8 million, or 11.8%, for the first nine months of 2022 compared to the same period in the prior year, primarily due to a 20.2% higher volume of Specialty DRAM products, a 44.2% increase in average selling prices for Brazil DRAM products and higher logistics sales. IPS net sales increased by $49.1 million, or 19.9%, in the first nine months of 2022 primarily due to higher sales in our Penguin Computing business.
Cost of sales decreased by $5.2 million, or 1.5%, in the third quarter of 2022 compared to the same period in the prior year. Cost of sales increased by $189.4 million, or 22.5%, for the first nine months of 2022 compared to the same period in the prior year, primarily due to our acquisition of the LED Business and from higher costs of materials and production costs due to higher sales for our IPS and Memory Solutions segments.
Gross margin increased to 24.7% in the third quarter of 2022 compared to 19.3% in the same period in the prior year, and also increased to 25.3% in the first nine months of 2022 compared to 18.4% in the first nine months of 2021, primarily due to inclusion of higher margin LED Solutions products in 2022 as well as process and efficiency improvement in the Memory Solutions and IPS segments compared to the prior year.
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

	Three Months Ended		Nine Months Ended
	May 27, 2022	May 28, 2021	May 27, 2022	May 28, 2021
GAAP operating income	$35,309	$2,894	$86,908	$23,457
Share-based compensation expense	10,547	8,381	30,295	24,867
Amortization of acquisition-related intangibles	5,943	6,184	18,115	13,011
Flow-through of inventory step up	—	7,090	—	7,090
Change in fair value of contingent consideration	124	16,400	41,324	16,400
Out of period import tax expense	—	—	—	4,345
Other	2,349	2,356	4,215	5,037
Non-GAAP operating income	$54,272	$43,305	$180,857	$94,207

Non-GAAP operating income by segment:
Memory Solutions	$30,094	$26,163	$99,260	$65,262
Intelligent Platform Solutions	10,790	5,756	32,672	17,559
LED Solutions	13,388	11,386	48,925	11,386
Total non-GAAP operating income by segment	$54,272	$43,305	$180,857	$94,207
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
Memory Solutions operating income increased by $3.9 million, or 15.0%, in the third quarter of 2022 compared to the same period in the prior year, and by $34.0 million, or 52.1%, in the first nine months of 2022 compared to the same period in the prior year, primarily due to higher sales and gross profit, partially offset by higher operating expenses mainly driven by higher research and development expense due to lower Brazil financial credits.
IPS operating income increased by $5.0 million, or 87.5%, in the third quarter of 2022 compared to the same period in the prior year, and by $15.1 million, or 86.1%, in the first nine months of 2022 compared to same period in the prior year, primarily due to higher sales and gross profit, partially offset by higher operating expenses mainly driven by personnel-related expenses due to increased headcount to support IPS's revenue growth.
LED Solutions operating income was $37.5 million higher in the first nine months of 2022 compared to the same period in the prior year as 2022 includes nine months of LED Solutions operations compared to three months in 2021
Operating and Non-operating (Income) Expense
Research and Development
Research and development expense increased by $3.6 million, or 21.4%, in the third quarter of 2022 compared to the same period in the prior year, and by $24.2 million, or 74.4%, for the first nine months of 2022 compared to the same period in the prior year, primarily due to additional costs from the acquisition of the LED Business as well as lower Brazil financial credits. We expect research and development expense to be higher in 2022 as compared to 2021 primarily because we will include the full year of operations for our LED Solutions segment. In addition, we expect to have lower Brazil financial credits in future periods resulting from a shift in sales mix to products sourced from our new Manaus, Brazil facility.
Selling, General and Administrative
Selling, general and administrative expense increased by $10.3 million, or 21.2%, in the third quarter of 2022 compared to the same period in the prior year, and by $46.2 million, or 39.1%, in the first nine months of 2022 compared to the same period in the prior year, primarily due to additional costs from the acquisition of the LED Business as well as higher personnel-related expenses due to increased headcount and higher professional services. We expect selling, general and administrative expense to be higher in 2022 as compared to 2021 as we include the full year of operations for our LED Solutions segment.
Change in Fair Value of Contingent Consideration
Our acquisition of the LED Business included contingent consideration, which we estimated the fair value as of the date of acquisition to be $28.1 million. In 2021, and in the first nine months of 2022, we recorded charges of $32.4 million and $41.3 million, respectively, to adjust the amount of contingent consideration to its fair value. See “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – LED Business.”
Interest Expense, Net
Interest expense, net increased by $2.1 million in the first nine months of 2022 compared to the same period in the prior year primarily due to interest incurred related to the LED Purchase Price Note from the LED acquisition.
In February 2022, we entered into a Credit Facility with a syndicate of banks pursuant to which we borrowed $275 million under a term loan, which matures in February 2027. In connection therewith, we repaid the $125 million outstanding balance of the LED Purchase Price Note and the outstanding balance under our previous line of credit. In addition, the LED Earnout Note began to bear interest in the third quarter of 2022. See “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Recently Issued Accounting Standards,” “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition,” and “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”
Other Non-operating (Income) Expense
Other non-operating (income) expense in the third quarter and first nine months of both 2022 and 2021 primarily reflected foreign currency (gains) and losses related primarily to our Brazil operating subsidiaries.
Income Tax Provision
Our provision for income taxes increased by $12.0 million in the first nine months of 2022 compared to the same period in the prior year, primarily due to higher income in non-U.S. jurisdictions subject to tax.
Liquidity and Capital Resources
As of May 27, 2022, we had cash and cash equivalents of $387.3 million, of which $171.7 million was held outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding capacity of our operations, expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents consist of funds held in demand deposit accounts and money market funds. We do not enter into investments for trading or speculative purposes.
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
Cash Flows

Nine Months Ended	May 27, 2022	May 28, 2021
Net cash provided by operating activities	$84,025	$105,328
Net cash used for investing activities	(30,044)	(68,408)
Net cash provided by financing activities	108,210	1,295
Effect of changes in currency exchange rates	2,149	(34)
Net increase in cash and cash equivalents	$164,340	$38,181
Operating Activities: Cash flows from operating activities reflects net income adjusted for certain items, including depreciation and amortization expense, share-based compensation, adjustments for changes in the fair value of contingent consideration, gains and losses from investing or financing activities and the effects of changes in operating assets and liabilities.
Net cash provided by operating activities in the first nine months of 2022 was $84.0 million, comprised primarily of net income of $48.2 million, adjusted for non-cash items of $136.8 million. Operating cash flows were adversely affected by $100.9 million from changes in our net operating assets and liabilities, consisting primarily of increases of $41.5 million in accounts receivable and $5.9 million in other assets, and decreases of $47.0 million in accounts payable and accrued expenses and $7.2 million in operating lease liabilities. The increase in accounts receivable was primarily due to higher gross sales in our Memory Solutions and IPS segments, and the decrease in accounts payable and accrued expenses was primarily due to lower inventories primarily in the same segments.
Net cash provided by operating activities in the first nine months of 2021 was $105.3 million, comprised primarily of net income of $1.2 million, adjusted for non-cash items of $85.7 million. Operating cash flows were also favorably affected by $18.4 million from changes in our net operating assets and liabilities, consisting primarily of a $122.1 million increase in accounts payable and accrued expenses, partially offset by increases of $66.5 million in inventories, $15.5 million in accounts receivable and $14.2 million in other assets.
Investing Activities: Net cash used for investing activities in the first nine months of 2022 was $30.0 million, consisting primarily for purchases of property and equipment and deposits. Net cash used for investing activities in the first nine months of 2021 was $68.4 million, consisting primarily of $40.0 million for purchases of property and equipment and deposits and $28.6 million for the acquisition of the LED Business, net of cash acquired.
Financing Activities: Net cash provided by financing activities in the first nine months of 2022 was $108.2 million, consisting primarily of $270.8 million in net proceeds from issuance of a term loan and $11.8 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by $125.0 million in principal repayment of the LED Purchase Price Note, $25.0 million in net repayments of borrowings under our line of credit and $16.8 million of payments to acquire ordinary shares (including our share repurchase program). Net cash provided by financing activities in the first nine months of 2021 was $1.3 million, consisting primarily of $36.4 million in net proceeds from debt and $13.2 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by $48.3 million for the repurchase of ordinary shares.
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
Approximately 25% and 32% of our net sales in the first nine months of 2022 and 2021, respectively, originated in Brazilian real. We utilize foreign exchange forward contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated assets and liabilities in Brazil. We do not use foreign currency contracts for speculative or trading purposes.
Based on our monetary assets and liabilities denominated in foreign currencies as of May 27, 2022 and August 27, 2021, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $11.9 million and $7.7 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of May 27, 2022, we had $275.0 million outstanding under the 2027 TLA. In addition, the Credit Agreement provides for borrowings of up to $250.0 million under the 2027 Revolver. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2027 Revolver were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $5.3 million per year.
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

Changes in Internal Control Over Financial Reporting
During the third quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
While the COVID-19 pandemic persists, we have begun to adopt and roll out return to office plans for our workforce. We believe that there are costs to remote work in terms of productivity, innovation and community that have adversely affected our business during the pandemic. At the same time, we also believe that certain of our employees have benefited from the ability to work remotely and may be resistant to calls to return to work. To the extent plans we adopt are more restrictive than those of others in our industry, our ability to attract and retain talent may be materially and adversely affected. In addition, if we do not solidify our plans in a manner that is considered timely by our employees, the resulting uncertainty may also adversely affect retention. For additional information about risks to us from the COVID-19 pandemic, please refer to the risk factor titled, “The effects of the COVID-19 outbreak could adversely affect our business, results of operations and financial condition” in our Annual Report.
Hostilities in Ukraine may exacerbate certain risks we face.
Russia’s invasion of Ukraine and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations, vendor contracts and customer arrangements, and at present we do not expect the hostilities to directly have a material and adverse effect on our financial condition or results of operations. However, if the hostilities persist, escalate or expand, risks we have identified in our Annual Report may be exacerbated. For example, if our supply or customer arrangements are disrupted due to expanded sanctions or involvement of countries where we have operations or relationships, our business could be materially disrupted. Further, the use of state-sponsored cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cyber security and data protection measures. These and other risks are described more fully in our Annual Report.
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
Changing worldwide economic conditions could adversely affect our operating results and financial condition.
The US and global economy are facing growing inflation, higher interest rates and, in the view of some, potential recession. As disclosed in our Annual Report on Form 10-K for the fiscal year ended August 27, 2021 (our “Form 10-K”), adverse changes in economic conditions could harm our operating results and financial conditions in a variety of ways. For example, regional or global economic downturns could adversely affect demand for our products, which could adversely affect our revenue and potentially result in write-offs of excess or obsolete inventory. Inflation could also drive increases in our costs of revenue and operations, which we may not be able to successfully pass along to our customers. Higher interest rates could result in increased cash usage to service our variable rate indebtedness and increase the cost to us of refinancing our indebtedness. For additional information regarding these and other risks related to adverse changes in macro-economic conditions, we refer you to the Risk Factors included in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 4, 2022, our Board of Directors approved a $75 million share repurchase authorization, under which the Company may repurchase its outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
February 26 2022 through March 25, 2022	—	$—	—
March 26, 2022 through April 22,2022	62,588	$23.63	62,588
April 23, 2022 through May 27, 2022	385,906	$22.66	385,906
	448,494	$22.79	448,494	$64,778,000
Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.
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

SMART Global Holdings, Inc.
Date: June 30, 2022	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer

Date: June 30, 2022	By:	/s/ Ken Rizvi
Ken Rizvi
Senior Vice President and Chief Financial Officer

