Form 10-K
period 2022-08-26
SMART Global Holdings, Inc.
filed 2022-10-14
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 26, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on February 25, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1.39 billion. Shares of common stock held by each executive officer, director, and their affiliated holders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of October 3, 2022, the registrant had 48,620,594 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 General Meeting are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended August 26, 2022.

1

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) and the documents incorporated herein by reference contain “forward-looking statements” that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements include, but are not limited to, statements regarding our future financial or operating performance, the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “potential,” “should” and similar words and the negatives thereof constitute forward-looking statements. Forward-looking statements are based on current expectations and preliminary assumptions that are subject to factors, risks and uncertainties that could cause actual results to differ materially from those described in these forward-looking statements. Such factors, risks and uncertainties include, but are not limited to, those identified in “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in this Annual Report and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings.
We urge you to consider these factors, risks and uncertainties carefully in evaluating the forward-looking statements contained in this Annual Report. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report. We do not intend, and undertake no obligation, to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report, except as required by law.
About This Annual Report
As used herein, “SGH,” “Company,” “Registrant,” “we,” “our,” “us” or similar terms refer to SMART Global Holdings, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year is the 52 or 53-week period ending on the last Friday in August. Fiscal years 2022, 2021 and 2020 each contained 52 weeks. All period references are to our fiscal periods unless otherwise indicated.
SGH, SMART Global Holdings, SMART Modular Technologies, SMART, the SMART logo, Intelligent Platform Solutions, Penguin Computing, Penguin Edge, Penguin Solutions, the Penguin Computing logo, CreeLED, J Series, XLamp, Stratus, Stratus Technologies, the Stratus Logo and our other trademarks or service marks appearing in this Annual Report are our trademarks or registered trademarks. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders.

PART I
Item1. Business
Overview
At SGH, we power growth and expand possibilities by continually investing in our people, innovation and new opportunities. Our diverse lines of businesses ‒ across computing, memory and LED lighting solutions ‒ all focus on serving customers by delivering engineer-driven technology solutions to specialty end markets. SGH serves as a foundation and a support for each of our businesses, while also empowering them to deliver their own unique solutions to their customers so unlock avenues for growth and technological advancement.
Our Business Lines
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
We have accelerated our growth by completing five acquisitions since 2018. In connection with our acquisition of Cree LED in 2021, we reorganized the Company into three lines of business: Memory Solutions, Intelligent Platform Solutions (“IPS”) and LED Solutions. More recently, on August 29, 2022, we announced the completion of our acquisition of Stratus Technologies, Inc., a global leader in simplified, protected and autonomous computing solutions in the data center and at the Edge, which will operate as a part of IPS.
In addition to driving growth organically and through acquisitions, we use the SGH operating system to support and drive operational efficiency and performance. SGH’s Operating System incorporates best practices to ensure our business lines are empowered to deliver for our customers consistently and efficiently.

Our employees are the key to our success. SGH has a diverse workforce of approximately 3,600 employees across the globe who are focused on innovation and customer satisfaction.
Acquisition of Stratus Technologies
On August 29, 2022, we completed the acquisition of Storm Private Holdings I Ltd., a Cayman Islands exempted company (“Stratus Holding Company” and together with its subsidiaries, “Stratus Technologies”). At the closing, SGH paid a cash purchase price of $225 million, subject to certain adjustments. In addition, the seller has the right to receive, and SGH will be obligated to pay, contingent consideration (if any) of up to $50 million (the “Earn-Out”) based on the gross profit performance of the Stratus business during the first full 12 fiscal months of Stratus following the closing. The Earn-Out, if any, will be payable in cash, ordinary shares of SGH, or a mix of cash and SGH Shares, at SGH’s election.
Stratus is a global leader in simplified, protected, and autonomous computing platforms and services in the data center and at the Edge. For more than 40 years, Stratus has provided high-availability, fault-tolerant computing to Fortune 500 companies and small-to-medium sized businesses enabling them to securely and remotely run critical applications with minimal downtime.
See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Subsequent Events – Acquisition of Stratus Technologies.”
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
Our Products and Services
Memory Solutions
Our Memory Solutions group provides high performance and reliable memory solutions through the design, development and advanced packaging of leading-edge to extended lifecycle products. These specialty products are tailored to meet customer-specific requirements across networking and communications, enterprise storage, computing, including desktop, notebook and server applications, smartphones, datacenter and other vertical markets. These products are marketed to OEMs and to commercial and government customers. The Memory Solutions group also offers SMART Supply Chain Services, which provides customized, integrated supply chain services to enable our customers to better manage supply chain planning and execution, reduce costs and increase productivity. Our Memory Solutions group had net sales of $975.2 million, $931.8 million and $857.2 million in 2022, 2021 and 2020, respectively.
SMART Modular Technologies
SMART Modular Technologies focuses on the design and manufacture of application-specific memory products, technical support and value-added testing services that differ from the core focus of standard memory module providers. We collaborate closely with our global OEM customers throughout their design process and across multiple projects to create solutions for demanding applications with differentiated requirements, such as specific form factors, higher density, lower power, specific firmware or greater durability and reliability compared to standard solutions. We target opportunities where we believe we can be a primary supplier of longer-lifecycle solutions to OEM customers for diverse and growing end markets within the industrial, government, networking and communications and enterprise storage and computing markets as well as other vertical markets. In this business, we offer an extensive portfolio of approximately 2,000 products available in standard and rugged formats.
We offer an extensive lineup of dynamic random access memory (“DRAM”) modules utilizing a wide range of DRAM technologies from legacy synchronous DRAM to double data rate (“DDR”), DDR2, DDR3 and leading-edge, high-performance DDR4 and DDR5 DRAM devices. These technologies are incorporated into standard memory, enterprise memory and hybrid memory solutions in standard and rugged formats. These modules encompass a broad range of form factors and functions, including dual in-line memory modules (“DIMMs”), nonvolatile DIMMs, load reduced DIMMs, registered DIMMs, unbuffered DIMMs, small outline dual in-line memory modules and mini-DIMMs and XR-DIMMs for industrial and government, networking and communications, enterprise storage and computing and other vertical markets. These memory modules come in configurations of up to 288 pins and densities of up to 128 gigabytes. We support leading-edge and emerging interconnect standards such as OpenCAPI with our Differential DIMM (“DDIMM”). We utilize advanced printed circuit board and device packaging and stacking technologies to achieve cost-effective, high-density solutions. Our products are designed to meet the quality requirements of enterprise class systems pursuant to stringent specifications required by various high-speed applications.
We work closely with our customers to develop solutions that incorporate application-specific requirements. Our products are designed into our customers’ applications for industrial, networking and communications, enterprise storage and computing, government and other vertical markets.
We also design and manufacture embedded and removable Flash memory products in a variety of form factors and capacities incorporated into storage and hybrid memory solutions in standard and rugged formats. Our wide range of Flash memory products includes solid-state drives (“SSDs”), Serial Advanced Technology Attachment (“SATA”) and PCIe NVMe products in 2.5" enclosures, M.2 and other module form factors. We also offer Flash component products such as embedded MultiMediaCard (“eMMC”) and embedded and removable products in USB, CompactFlash and SD and microSD Card configurations. Our Flash capabilities include application-specific and customized firmware development.
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
Intelligent Platform Solutions
Our Intelligent Platform Solutions group (“IPS”) operates under the Penguin Solutions™ umbrella brand and includes the Penguin Computing™ and Penguin Edge™ product brands. Penguin Computing offers specialized platform solutions for high-performance computing (“HPC”), artificial intelligence (“AI”), machine learning (“ML”) and advanced modeling for technology research. We provide these leading-edge solutions to customers in the government, hyperscale, energy, financial services and education markets. Penguin Edge offers edge computing solutions for embedded and wireless applications, specializing in high-performance products for a wide range of customers in retail, government, telecommunications, health care, smart city and industrial applications. IPS had net sales of $441.0 million, $344.8 million and $265.1 million in 2022, 2021 and 2020, respectively.

Penguin Computing
Through Penguin Computing, we provide a robust portfolio of hardware (including solutions based on the Open Compute Project (“OCP”)) and software products and services offerings. Our solutions are comprised of servers, software, integrated turn-key clusters, enterprise-grade storage and networking, all available as hardware and software or cloud-based solutions via Penguin-On-Demand (“POD”). Our product offering includes our Open Compute Tundra Extreme Scale products to solve technical and density challenges. We also provide turn-key storage solutions that provide power and flexibility with hardware optimized for software-defined storage. Our rackmount servers and graphics processing unit (“GPU”) accelerated computing platforms give customers powerful tools to implement their AI and ML advanced modeling and HPC applications. Complementing our compute, storage and networking hardware solutions is our Scyld Software line of cloud and cluster management software. These products provide advanced capabilities for management of HPC clusters from department-level systems to supercomputers. In addition, our products and services enable customers to provide their own HPC cloud with remote access via our proprietary browser-based Virtual Desktop Infrastructure (“VDI”) solution. Our services offering include solution design, deployment services, software automation and managed services.
Penguin Edge
The Penguin Edge product portfolio is a combination of SMART Embedded Computing (“SMART EC”) and SMART Wireless Computing (“SMART Wireless”) operating under the unified Penguin Edge product brand. Penguin Edge products include system-on-modules (“SoMs”), single board computers (“SBCs”), peripheral component interconnect express (“PCIe”) accelerators and application-ready platforms including bladed edge servers. These solutions extend insight, intelligence and analytical capabilities closer to where the data is generated, optimizing a range of use cases across industries and rugged environments.
Target markets for Penguin Edge solutions include network edge computing, government, telecommunications infrastructure and manufacturing applications, as well as Internet of Things (“IoT”) endpoint applications such as smart city, digital health, digital signage and smart buildings.
LED Solutions
Our LED Solutions group offers a broad portfolio of application-optimized LEDs focused on improving on lumen density, intensity, efficacy, optical control and reliability. Backed by expert design assistance and superior sales support, our LED products enable our customers to develop and market LED-based products for lighting, video screens and specialty lighting applications. Our LED Solutions group had net sales of $403.2 million in 2022 and $224.6 million in the second half of 2021. Our LED Solutions group was formed after the closing of our acquisition of the LED Business from Cree in March 2021 offers products under the CreeLED® brand.
CreeLED
For over 30 years, CreeLED has been a leader in LED lighting technology, offering new and differentiated LED solutions to a broad base of customers across multiple market segments. CreeLED solutions include CreeLED chips and components.
Our CreeLED chip products include blue and green LED chips based on gallium nitride (“GaN”) and related materials. LED chips are used in a number of applications and are currently available in a range of brightness levels, wavelengths (colors) and sizes. Products using our blue and green LED chips are featured in a variety of applications including automotive, video screens, gaming displays, heart rate monitor and function indicator lights. Customers also combine our blue LED chips with phosphors to create white LEDs, which are used in various applications for indoor and outdoor illumination, full-color display screens, liquid crystal display (“LCD”) backlighting, a variety of medical and industrial applications, automotive interior lighting and indicators, headlamps, daytime running lights and directional indicators.
Our CreeLED components include packaged LED products, from our XLamp®, J Series® and high brightness product lines. Our XLamp and J series LED components are designed to meet a broad range of market needs for lighting applications, including general illumination (both indoor and outdoor applications), portable, architectural, signal and transportation lighting. Our high-brightness LED components consist of surface mount device (“SMD”) and through-hole packaged LED products. Our SMD LED component products are available in a full range of colors designed to meet a broad range of market needs, including video, signage, general illumination, transportation, gaming and specialty lighting. Our through-hole packaged LED component products are available in a full range of colors primarily designed for the signage market and provide users with color and brightness consistency across a wide viewing area.

Manufacturing and Test
We have manufacturing facilities in Atibaia, Brazil; Newark and Fremont, California; and Penang, Malaysia, which are all certified in one or more of the following: ISO 9001:2015, ISO 14001:2015 and ISO 45001:2018. We also have a manufacturing facility in Huizhou, China, which is ISO9001:2015, ISO14001:2015, and IATF16949:2016 certified. In addition, in early fiscal 2022, we began manufacturing operations in our Manaus, Brazil facility. We also have a test and integration facility in Tempe, Arizona for our Penguin Edge portfolio of products. Additionally, we are a member of the Responsible Business Alliance (“RBA”) and our manufacturing facilities in Brazil, Malaysia and California are compliant with the RBA Code of Conduct, which is increasingly a business requirement of our customers.
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
Within IPS, we have utilized two primary methods of fulfilling demand for products: building products to order and configuring products to order, in each case using components and subassemblies we acquire from a wide range of vendors. For Penguin Computing products, we have developed capabilities for design and development of large scale systems and dense HPC and AI clusters that have significant power and cooling requirements with manufacturing and test for our HPC products being done in Fremont, California. For our Penguin Edge product brand, we have developed capabilities for design and development of a wide range of embedded and wireless computing products which we manufacture, assemble and/or test in our manufacturing facilities in Newark, California; Penang, Malaysia; and Tempe, Arizona.
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

Customers
We believe our customers rely on us as a strategic supplier due to our application-specific products, quality, technical support; our global footprint; and our ability to provide locally manufactured products. We also provide customized, integrated supply chain services to certain customers to assist them in the management and execution of their procurement and distribution processes. We believe our close collaboration with customers, customer-specific designs, long-lifecycle solutions and proprietary supply chain services create significant customer value. Our products are generally manufactured on a build-to-order basis. Our sales are made primarily pursuant to customer purchase orders and are not based on long-term supply agreements.
We sell our products and solutions directly to a diversified base of local and global OEM, enterprise and government customers. In our Memory Solutions group, we sell to OEM customers in industrial, government, networking and communications, enterprise storage, computing and mobile, as well as other vertical markets. In IPS, we sell Penguin Computing products to government and enterprise customers in financial services, energy, hyperscale and education markets. We sell Penguin Edge products to OEM customers, system integrators and through distribution to government, telecommunications infrastructure, industrial, network edge computing and transportation markets as well as in IoT endpoint applications such as smart city, digital health, digital signage and smart buildings markets. Our LED Solutions group sells LED chips and components to manufacturers and electronic component distributors. Our LED products and solutions are sold on a channel and direct basis to a diverse base of local and global OEM and contract manufactures supporting a broad range of customers.
We also utilize third-party sales representatives who generally do not maintain product inventory. A substantial portion of our LED Solutions products are sold to distributors, who stock inventory and sell our products to their customer base, which includes value added resellers, manufacturers who incorporate our products into their own manufactured goods and ultimate end users of our products. Similar to other global semiconductor component suppliers, our LED Solutions business has historically experienced, and in the future may experience, seasonally lower sales during the earlier part of the calendar year.
In 2022, 2021 and 2020, sales to our ten largest end customers (including sales to contract manufacturers or ODMs at the direction of such end customers) accounted for 65%, 65% and 66% of total net sales, respectively. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Concentrations.”
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
The COVID-19 pandemic, as well as general economic conditions, has resulted in significant supply shortages in the overall supply chain. These shortages may impact our ability to manufacture products for our customers and may result in rising prices of the materials we need to manufacture our products. Many of these issues relate to reduced investment in capacity by our suppliers, as well as local government policies that have affected the ability of employees of our suppliers to work.

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
Our on-site FAEs work closely with our sales team to provide product design support to our customers. Our FAEs collaborate with our customers, providing us insight into their business models and product roadmaps and allowing us to identify opportunities at an early stage to help grow our business. The combination of our integrated sales network with our FAEs enables us to be more responsive and successful in navigating through each customer’s unique and oftentimes complex design qualification or bid proposal processes.
Our marketing activities include advertising in technical journals, publishing articles in leading industry periodicals, hyperscale, periodic webinars, publishing white papers, electronic newsletters, blogs and utilizing direct email solicitation. In addition, we participate in many industry trade shows worldwide and have active memberships in various industry organizations, including the Joint Electron Device Engineering Council (“JEDEC”), SD Card Association: Storage Networking Industry Association, Gen-Z Consortium, OpenCAPI Consortium, CXL Consortium, Trusted Computing Group, OCP; Sensor Open Systems Architecture, Peripheral Component Interconnect Special Interest Group and Illuminating Engineering Society (“IES”).
Research and Development
The timely development of new products and services is essential to maintaining our competitive position. Our primary research and development activities are conducted at our research and development centers in the United States (Durham, North Carolina; Fremont, California; Irvine, California; Newark, California; Tempe, Arizona and Tewksbury, Massachusetts) and in Atibaia, Brazil; Huizhou, China; Bangalore and Kochi, India; New Taipei City, Taiwan; Penang, Malaysia; and Seongnam-City, South Korea. Our research and development activities are focused on driving innovation in our products and services as well as continuous process improvement for our procurement, test and manufacturing.
Our product development in Memory Solutions includes innovations for next generation DRAM products, including DDR5, mobile DRAM, hybrid memories such as hybrid volatile and non-volatile DRAM (“NVDIMM”), emerging interconnect standards such as Compute Express Link (CXL), enterprise memory and Flash-based products, such as eMMC and eMCP, as well as associated firmware development. Our research and product development for IPS includes server selection and occasional design; designs to enable integration of racks and clusters; storage system design and evaluation; high performance network design; component testing for switches; cables and interface devices; development of software-defined storage systems; and embedded computer boards and systems. Research and development in our LED Solutions group includes innovations for next generation LED products including chips, packages for high power general illumination, packages for next generation direct view video displays and packages for specialty applications such as horticulture lighting, architectural, torch, emergency vehicle and other applications. We plan to continue to devote research and development efforts to the innovation and design of these and other new products which address the requirements of our customers, with a focus on the faster growing markets.
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
Research and development expense was $77.4 million, $49.3 million and $52.1 million in 2022, 2021 and 2020, respectively. As of August 26, 2022, we had 440 research and development personnel worldwide.
Competition
Our diversified businesses compete with numerous global and local companies. The principal competitive factors in our markets include the ability to meet customer-specific requirements and provide high product quality, strong technical support, technologically advanced products and services, advanced testing capabilities, flexible and global delivery options, reliable supply and reasonable pricing.
Within Memory Solutions, we compete against memory module providers, and to a lesser extent, large memory semiconductor manufacturers that utilize a portion of their capacity to manufacture memory modules. In Brazil, other than the large, global semiconductor manufacturers, our competitors are generally much smaller in scale than we are in terms of revenue and capabilities for manufacturing and for research and development. To a lesser degree, we compete with companies that import DRAM and Flash components and products.
Within our IPS Penguin Computing business, we compete primarily with global manufacturers of HPC and AI products and services. For Penguin Edge products, we primarily compete with makers of ruggedized computer boards and systems as well as makers of edge computing devices, SoMs and SBCs.
Within our LED Solutions business, we compete with companies that manufacture and/or sell nitride-based LED chips and those manufacturers of LED components concentrated primarily in indoor and outdoor commercial lighting; specialty lighting, including torch lamps (flashlights), horticulture, color-changing architectural lighting; signs and signals; and transportation.
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
In addition, some of our competitors are also our suppliers or customers. See “Item 1A. Risk Factors – Risks Related to Our Business – We depend on a select number of customers for a significant portion of our revenue” and “– We depend on a small number of sole or limited source suppliers.”
Intellectual Property
Intellectual property is an important aspect of our business, and we actively seek to protect and leverage our intellectual property to promote our business interests. For example, as of August 26, 2022, we owned or exclusively licensed approximately 1,858 patents that expire from 2022 to 2040 and had 220 pending patent applications. We continually review our development efforts to assess the existence and patentability of new intellectual property, which we actively seek to protect as appropriate. We believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other intellectual property rights.
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
Human Capital
At SGH, we put people first, nurturing a culture that supports creativity and growth. We value our employees, and we understand the importance of their development. We believe that at the best workplaces, employees feel inspired, engaged, valued and included. As part of our “people first” mindset, we invest in key initiatives including, but not limited to, talent development, diversity and inclusion and physical and mental health.
Employees
As of August 26, 2022, we had approximately 3,600 full-time employees (excluding contractors) in locations across the globe, including, among others, the United States, China, Malaysia and Brazil. We have never experienced a work stoppage in any of our locations worldwide, and we consider our employee relations to be good.
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
Diversity, Equity and Inclusion
We are committed to diversity, equity and inclusion, and we believe that it starts at the top, where our executive team includes leaders from diverse backgrounds. We value diversity and inclusion and are proud that our employees represent various races, religious beliefs, genders, ages, national origins and points of view. We know that our diverse teams bring valuable perspectives and backgrounds to our company, helping us consistently raise the bar and drive innovation forward. This philosophy applies to all levels of our organization, including our executive leadership team and our Board of Directors.
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
Wellness, Health and Safety
We strive to provide and maintain a safe work environment, as well as to promote overall wellness among employees. We prioritize employee wellbeing throughout our operations as well as through wellness programs. We also support mental health and wellness through our Employee Assistance Program, which offers free and confidential counseling and support for our employees and members of their households.
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
Compensation and Benefits
We offer compensation and benefits programs designed to motivate and reward our employees. Our bonus program both links employee compensation to SGH’s business performance and includes a focus on individual performance. We also offer an Employee Stock Purchase Plan, equity compensation, retirement benefits and, in the United States, a 401(k) match program.
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
In connection with these programs, we have recognized financial credits as a reduction of certain research and development expenses. In 2022, 2021 and 2020, we reduced our operating expenses as a result of these incentive programs by $17.3 million, $30.0 million and $6.4 million, respectively. The financial credits available through the incentive program are currently set to expire in December 2026. The elimination of or a reduction in the incentives for local manufacturing, or our inability to secure the benefits of these regulations, could significantly reduce the demand for, and the profit margins on, our products in Brazil. See “Item 1A. Risk Factors – Risks Related to Our International Operations – We depend on Brazil markets for a significant portion of our sales” and “– Our success in part depends on incentives in Brazilian laws for local manufacturing of electronics products. The elimination of or a reduction in the incentives for local manufacturing, or our inability to secure the benefits of these regulations, could significantly reduce our profitability for products in Brazil.”
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
Available Information
Our address in the Cayman Islands is c/o Walkers Corporate Limited, 190 Elgin Avenue, George Town, Grand Cayman, Cayman Islands, KY1-9008. Our principal U.S. executive offices are located at 1390 McCarthy Boulevard, Milpitas, California 95035. Our telephone number at this address is (866) 977-4446. Our principal website is http://www.sghcorp.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report.
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
Risks Related to Our Business
•The effects of the COVID-19 outbreak could adversely affect our business, results of operations and financial condition.
•Our efforts to adapt to our work environment to the COVID-19 pandemic may be unsuccessful.
•Changing worldwide economic conditions could adversely affect our operating results and financial condition.
•Our operating results fluctuate from quarter to quarter, which make them difficult to predict.
•We have experienced losses in the past and may experience losses in the future.
•We compete in historically cyclical markets.
•Volatility in average selling prices may have an adverse effect on our business, results of operations and financial condition.
•Tariffs or other trade restrictions or taxes could have an adverse impact on our operations.
•We depend on a select number of customers for a significant portion of our revenue.
•The markets that we serve are highly competitive.
•We may be unable to optimally match purchasing and production to customer demand, which may have a material adverse effect on our business, results of operations and financial condition.
•Our future success depends on our ability to develop new products and services.
•Our customers often require that our products undergo a lengthy and expensive process of evaluation and qualification without any assurance of net sales.
•If our OEM customers decide to utilize standardized solutions instead of our specialty products, our net sales and market share may decline.
•We depend on a small number of sole or limited source suppliers.
•We may be unable to adapt to technological change.
•We may not be able to maintain or improve our manufacturing efficiency.
•Disruption of our operations at any one of our manufacturing facilities would substantially harm our business.
•We are subject to a number of procurement laws and regulations.
•Contracts with the United States Government may be terminated, cancelled or modified.
•Products that fail to meet specifications, are defective or that are otherwise incompatible with end uses could impose significant costs on us.
•Breaches of our security systems, or those of our customers, suppliers or business partners, could expose us to losses.
•Some of our offerings utilize open source software, which may pose particular risks to our proprietary software, products and services in a manner that could harm our business.
•Open source software may make it easier for competitors, some of which may have greater resources than we have, to enter our markets and compete with us.
•We could be prevented from selling or developing our software if our licenses are not enforceable or are modified so as to become incompatible with other open source licenses.
•Our indemnification obligations to our customers and suppliers could require us to pay substantial damages.
•We may need to raise additional funds, which may not be available on acceptable terms or at all.

•We may make future acquisitions and/or alliances, which involve numerous risks.
•We may fail to realize the anticipated benefits of recent acquisitions.
•We rely on third parties to sell a portion of our products and services.
•We may be unable to protect our intellectual property.
•Legal proceedings and claims could have a material adverse effect on our business, results of operations or financial condition.
•We may be required to pay royalties or obtain licenses to sell certain products.
•Changes in tax laws or potential adjustments by tax authorities in key jurisdictions could materially increase our tax expense.
•Our ability to use our net operating loss carryforwards is limited.
•We could incur substantial costs or liabilities as a result of violations of environmental laws.
•Our worldwide operations, and those of our suppliers, business partners and customers, may be disrupted by events outside of our control, including the effects of climate change, natural disasters, man made disasters or other events, as well as societal and governmental responses to such events.
•Hostilities in Ukraine may exacerbate certain risks we face.
Risks Related to Our International Operations
•Our business is subject to the risks generally associated with international business operations.
•We depend on Brazil markets for a significant portion of our sales.
•Our success in part depends on incentives in Brazilian laws for local manufacturing of electronics. The elimination of or a reduction in the incentives for local manufacturing, or our inability to secure the benefits of these regulations, could significantly reduce our profitability for products in Brazil.
•We are subject to the taxation requirements of the jurisdictions in which we operate, and if we fail to qualify for certain tax incentives or to comply with local tax regulations, we may suffer financial losses.
•Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.
•We are a holding company. If enacted, exchange controls may limit our ability to receive dividends and other distributions from our foreign subsidiaries.
•High rates of inflation in the future would adversely affect our business, results of operations and financial condition.
•Political, economic and market conditions and the perception of risk in Brazil and emerging markets may cause the market price of our ordinary shares to decline.
•We may have limited legal recourse under the laws of China if disputes arise under our agreements with third parties.
Risks Related to Our Debt
•Our indebtedness could impair our financial condition and harm our ability to operate our business.
•Our credit agreements may limit our flexibility in operating our business.
•Provisions in the 2026 Notes and the Indenture could delay or prevent an otherwise beneficial takeover of us.
•Our capped call transactions may affect the value of our publicly traded debt and ordinary shares.
Risks Related to Investments in Cayman Islands Companies
•We are a Cayman Islands company and, because the rights of shareholders under Cayman Islands law differ from those under U.S. law, shareholders may have difficulty protecting their shareholder rights.
•It may be difficult to enforce a judgment of U.S. courts for civil liabilities under U.S. federal securities laws against us in the Cayman Islands.
Risks Related to Our Ordinary Shares
•The trading price of our ordinary shares has been and may continue to be volatile.
•If our estimates or judgments relating to our critical accounting estimates are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares.
•Future sales of our ordinary shares in the public market, or the perception that these sales may occur, could cause our share price to fall.
•Anti-takeover provisions in our organizational documents may discourage our acquisition by a third party, which could limit shareholders’ opportunity to sell their ordinary shares at a premium.

•We do not anticipate paying any cash dividends in the foreseeable future.
General Risk Factors
•Worldwide economic and political conditions as well as other factors may adversely affect our operations and cause fluctuations in demand for our products.
•We and others are subject to a variety of laws, regulations, or industry standards that may have a material adverse effect on our business, results of operations or financial condition.
•Our success depends on our ability to attract, retain and motivate highly skilled employees.
•Worldwide political conditions and threats of terrorist attacks may adversely affect our operations and demand for our products.
Risks Related to Our Business
The effects of the COVID-19 outbreak could adversely affect our business, results of operations and financial condition.
The COVID-19 pandemic has resulted in substantial loss of life, economic disruption and government intervention worldwide. As a result, we have experienced fluctuating sales volumes of certain product lines since early calendar 2020. It also disrupted our product development, marketing and corporate development activities. If these conditions continue, or if we have an outbreak in or closure of any of our facilities, such reduced sales volumes may continue or worsen and we may, among other issues, experience, in any or all product lines, delays in product development, a decreased ability to support our customers, disruptions in sales and manufacturing activities and overall reduced productivity, each of which could have a negative impact on our ability to meet customer commitments and on our revenue and profitability. There can be no assurance that negative impacts resulting from the wide-ranging effects of COVID-19 will be offset by increased sales in subsequent periods.
While initially we did not experience a major disruption in our supply chain as a result of the COVID-19 pandemic, the reduction of investment in new capacity due to the pandemic, coupled with strong demand to expand delivery and logistics, internet and cloud services as well as a rebound in economic conditions and general demand at a pace faster than expected has resulted in significant supply shortages that have affected our ability to manufacture products for our customers and may result in rising prices of the materials we need to manufacture our products. We may not be able to pass on these rising costs to our customers which could result in a negative impact to our results of operations. Furthermore, if there is a significant outbreak or if travel restrictions or stay-at-home or work remote or from home conditions or other governmental or voluntary restrictions relating to the COVID-19 pandemic significantly impact our suppliers’ ability to manufacture or deliver raw materials or provide key components or services, we could experience more delays or reductions in our ability to manufacture and ship products to our customers. While certain segments of our customer base are experiencing strong demand, the pandemic may negatively impact the demand for other segments for our customer base or those customers’ ability to manufacture their products, which could reduce their demand for our products or services. While we do not know and cannot quantify specific impacts, we expect we may be negatively affected if we continue to encounter manufacturing or supply chain problems, reductions in demand due to disruptions in the operations of our customers or their end customers, disruptions in local and global economies, volatility in the global financial markets, overall reductions in demand, restrictions on the export or shipment of our products or other COVID-19 ramifications.
The impact of the effects of COVID-19 on our business may worsen in the future. We source our materials from parts of the world that have been significantly affected by the virus, and if the impacts of the pandemic worsen in any of these geographies, it could have an adverse impact on our supply chain and our ability to get the materials we need to build our products. Renewed or expanded government shutdown orders or stay-at-home directives or individual decisions to reduce work and commercial activities, or an outbreak among or quarantine of the employees in any of our facilities, could cause significant interruptions to, or temporary closures of, our operations. Since a large percentage of our production is done in a small number of facilities, a disruption to operations in any one facility could have a significant and material impact on our business. In addition, COVID-19 has in the short-term, and, together with other disease outbreaks, may over the longer term, adversely affect the economies and financial markets within many countries, such as the United States, Brazil and China, and regions, including Asia and Europe, which are the primary geographic areas in which we conduct business, resulting in a significant economic downturn in these countries and regions.
To the extent the COVID-19 pandemic or the related global business and economic environment adversely affect our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks described in these Risk Factors. We are unable to accurately predict the impact that COVID-19 will have in future periods due to various uncertainties and future developments, including the evolution and severity of the disease, the occurrence of other epidemics, the imposition of related public health measures and travel and business restrictions or other actions that may be taken by governmental authorities in an effort to contain or treat the virus, all of which, together with the disruptions and other factors discussed above, could have a material adverse effect on our customer relationships, operating results, cash flows and financial condition and have a negative impact on our share price.
Our efforts to adapt our work environment to the COVID-19 pandemic may be unsuccessful.
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
The U.S. and global economies are facing growing inflation, higher interest rates and potential recession. Adverse changes in economic conditions could harm our operating results and financial conditions in a variety of ways. For example, regional or global economic downturns could adversely affect demand for our products, which could adversely affect our revenue and potentially result in write-offs of excess or obsolete inventory. Inflation could also drive increases in our costs of revenue and operations, which we may not be able to successfully pass along to our customers. Higher interest rates could result in increased cash usage to service our variable rate indebtedness and increase the cost to us of refinancing our indebtedness.
Our operating results fluctuate from quarter to quarter, which make them difficult to predict.
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicative of future performance. Furthermore, we may not be able to maintain the margins we have achieved in recent periods. Our operating results in any given quarter can be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
•the loss of, significant reduction in sales to, or demand from, one or more key customers;
•the acquisition of other companies or technologies, the failure to successfully integrate and operate them, or customers’ or suppliers’ negative reactions to them;
•a disruption in, or termination of, our supply relationship with one or more key suppliers;
•supply shortages that may impact our ability to manufacture products for our customers and may result in rising prices of the materials we need to manufacture our products;
•our failure to develop new or enhanced products and introduce them in a timely manner;
•the timing of our entry into new contracts; and
•other factors described in this “Risk Factors” section.
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
Our business has in the past experienced quarterly and annual operating losses. For example, in 2020, we had a net loss of $1.1 million. Our ability to maintain profitability depends in part on revenue growth from, among other things, increased demand for our memory solutions, products and related service offerings in our current markets including Brazil, growth in our IPS and LED businesses, the performance of our acquired companies as well as our ability to expand into new markets. We may not be successful in achieving the revenue and revenue growth necessary to maintain profitability. Moreover, as we continue to expend substantial funds for research and development projects, enhancements to sales and marketing efforts, integration of acquisitions and to otherwise operate our business, we cannot assure you that we will achieve or maintain profitability on an annual or quarterly basis even if our revenue does grow.
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
We source materials from and sell and manufacture products in foreign countries, including Brazil and China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. For example, a reduction in the existing import tax rate in Brazil for products similar to those that we manufacture locally could lower prices for such products and increase competitive pressure on our business in that region. In addition, any economic and political uncertainty caused by the United States tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future, negatively impact, demand and/or increase the cost for certain of our products, particularly within our LED business. In addition, many of our customers rely heavily on international trade. The imposition of tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. Tariffs may in the future increase our cost of materials and may cause us to increase prices to our customers which we believe may reduce demand for our products. Our price increases may not be sufficient to fully offset the impact of tariffs and may result in lowering our margin on products sold. If the United States Government increases or implements additional tariffs, or if additional tariffs or trade restrictions are implemented by other countries, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. We are not able to predict future trade policy of the United States or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a trade war or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, operating results and financial condition.
We depend on a select number of customers for a significant portion of our revenue.
Our principal customers include global distributors, enterprise users, government agencies and OEMs that compete in the computing, networking, communications, storage, aerospace, government, mobile, industrial automation, IoT, industrial IoT, government, military and lighting markets. In 2022, 2021 and 2020, sales to our ten largest end customers (including sales to contract manufacturers or original design manufacturers (“ODMs”) at the direction of such end customers) accounted for 65%, 65% and 66% of net sales, respectively. In each of 2022, 2021 and 2020, we had two customers account individually for over 10% of our net sales, though the two specific customers were not the same in all three periods. In addition, as of August 26, 2022, two customers accounted for 22% and 17% respectively, of accounts receivable. In some cases, our customers also compete with us and/or are our major suppliers. We expect that sales to relatively few customers, including distributors in our LED business, will continue to account for a significant percentage of our net sales for the foreseeable future. However, we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products or our services at current levels, or at all, since sales of our products are made primarily pursuant to purchase orders and are not based on long-term supply agreements. Although we have master agreements with some of our customers, these agreements govern the terms and conditions of the relationship and do not typically contain requirements for them to purchase minimum volumes. Our customer concentration may also subject us to perceived or actual bargaining leverage that our key customers may have, given their relative size and importance to us. Since a large percentage of our sales is to a small number of customers that are primarily large enterprises or OEMs, these customers are able to exert, have exerted and we expect will continue to exert, pressure on us to make concessions on price and on terms and conditions which can adversely affect our business, results of operations and financial condition. If our key customers seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, results of operations and financial condition. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. Furthermore, many of our customer and supplier markets are characterized by a limited number of large companies. Industry consolidation and company failures could decrease the number of potential significant customers for our products and services. The decrease in the number of potential significant customers will increase our reliance on key customers and, due to the increased size of these companies, may negatively impact our bargaining position and thus our profit margins. If we were to lose one of our key customers or have a key customer cancel a key program or otherwise significantly reduce its volume of business with us or fail to pay us in full for the goods or services purchased from us, our sales and profitability would be materially reduced and our business and financial condition would be seriously harmed.
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
In most cases we do not obtain long-term purchase orders or commitments from our customers, but instead we work with our customers to develop non-binding estimates or forecasts of future requirements. Utilizing these non-binding estimates or forecasts, we make significant decisions based on our estimates of customer requirements including determining the levels of business that we will seek and accept, production scheduling, component purchasing and procurement commitments, inventory levels, product development or customization, personnel and production facility needs and other resource requirements. Customers may cancel, reduce or delay orders that were either previously made or anticipated, often with little or no notice to us, and generally without penalty, which can result in us having underutilized resources or excess materials. Conversely, customers may require rapid increases in production, which can challenge our resources and can reduce profit margins. We may not have sufficient capacity at any given time to meet our customers’ demands. As many of our costs and operating expenses are relatively fixed, reduction in customer demand would have an adverse effect on our operating income, results of operations and financial condition.
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
We are dependent upon a small number of sole or limited source suppliers for certain materials, including certain critical components or subsystems, we use in manufacturing our products. Purchases from our three largest suppliers in 2022, 2021 and 2020 were $1.5 billion, $1.1 billion and $0.9 billion, respectively. As of August 26, 2022, accounts payable and accrued expenses included $170.1 million for amounts owed to these suppliers. Certain of our suppliers also compete with us in one or more of our markets. We purchase almost all of our materials from our suppliers on a purchase order basis and generally do not have long-term commitments from suppliers. Our suppliers are not required to supply us with any minimum quantities, and there is no assurance that our suppliers will supply the quantities of components we may need to meet our production goals.
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
Our manufacturing efficiency can significantly affect our results of operations, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive and may experience higher than acceptable defect rates. We may fail to achieve acceptable yields or may experience product delivery delays as a result of, among other things, capacity constraints, delays in the development of new process technologies, increased defect rates, changes in our process technologies, upgrades or expansion of existing facilities, impurities or other difficulties in the manufacturing process. Any of these occurrences could adversely impact our relationships with customers, cause harm to our reputation in the marketplace, cause customers to move future business to our competitors or cause us to make financial concessions to our customers. Improving our manufacturing efficiency in future periods is dependent on our ability to:
•develop advanced process technologies and advanced products that utilize those technologies;
•successfully transition to more advanced process technologies;
•continue to reduce test times;
•ramp product and process technology improvements rapidly and effectively to commercial volumes across our facilities;
•achieve acceptable levels of manufacturing output and yields, which may decrease as we implement more advanced technologies; and
•maintain our quality controls and rely upon the quality and process controls of our suppliers.
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
Contracts with the United States Government may be terminated, cancelled or modified.
Certain of the United States Government programs in which we participate as a contractor or subcontractor may extend for several years and include one or more base years and one or more option years. Under some contracts, the government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decision by a government agency not to exercise contract options or to terminate, cancel, modify or curtail any major programs or contracts would adversely affect our revenues, revenue growth and profitability. We may experience periodic performance issues under certain of our contracts. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation and our operating results and financial condition.
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
We are subject to laws, rules and regulations in the United States and other countries relating to the collection, use, transmission, processing and security of user and other data. Our ability to execute transactions and to possess, process, transmit and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that, among other things, may require us to notify regulators and customers, employees or other individuals of a data security breach, including in the EU and the European Economic Area where the General Data Protection Regulation (“GDPR”) took effect in May 2018, in Brazil where the Lei Geral de Proteção de Dados (“LGPD”) data privacy laws took effect in August 2021, and in the United States where the California Consumer Privacy Act (“CCPA”) recently became law and the California Privacy Rights Act (“CPRA”), Virginia Consumer Data Protection Act (“VCDPA”) and the Colorado Privacy Act (“CPA”) will come into effect in 2023. Additional U.S. states and the federal government also are considering privacy and cybersecurity legislation. We have incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols under applicable laws, regulations, industry standards and contractual obligations. Despite such expenditures, we may face regulatory and other legal actions in the event of a data security incident, cybersecurity event or data breach or perceived or actual non-compliance with such applicable obligations. The various data privacy enactments impose significant obligations and compliance with these requirements depends in part on how particular regulators apply and interpret them. In particular, if we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, it may lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits or reputational damage.
Some of our offerings utilize open source software, which may pose particular risks to our proprietary software, products and services in a manner that could harm our business.
Many of our IPS offerings, including Linux-based products and our Scyld suite of products, incorporate software components licensed under various open source licenses. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. We could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could further implicate aspects of our proprietary code. These claims could result in litigation and could require us to make our software source code freely available to the public, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid an undesirable open source license or infringement, which may be costly and time-consuming.
In addition to risks related to open source license requirements, usage of open source software can lead to greater risks than use of third-party commercial software. Increased risks arise in part because open source licensors generally do not provide updates, warranties, support, indemnities or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities where open source software may be more susceptible. These third-party open source providers could experience service outages, data loss, privacy breaches, cyberattacks, ransomware and other events relating to the applications and services they provide that could diminish the utility of these services, which could harm our business as a result. To the extent that IPS offerings depend upon the successful operation and continued updates and support of the open source software it uses, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of IPS offerings, delay the release of new product solutions, result in a failure of our offerings and injure our reputation. If open source programmers fail to adequately further develop and enhance open source technologies, we would have to rely on other parties to develop and enhance our offerings or we would need to develop and enhance our offerings with our own resources. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. Moreover, if third-party software programmers fail to adequately further develop and enhance open source technologies, the development and adoption of these technologies could be stifled and our offerings could become less competitive. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a material adverse effect on our business, financial condition and results of operations.
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
We may need to raise additional funds, which we may seek to obtain through, among other avenues, public or private equity offerings and debt financings. Additional funds may not be available on terms acceptable to us, or at all. If we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our then existing shareholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, as well as impose financial and operating covenants that could restrict the operations of our business. In a rising interest rate environment, debt financing will become more expensive and may have higher transactional and servicing costs. In addition, our existing indebtedness may limit our ability to obtain additional financing in the future, as discussed in greater detail below under “Risks Relating to Our Debt – Our indebtedness could impair our financial condition and harm our ability to operate our business.”
In 2022, 2021 and 2020, we spent $38.2 million, $47.6 million and $32.4 million, respectively, on capital expenditures, which we used, among other things, to expand manufacturing and test capacity as well as research and development. In the third quarter of 2021, we closed our acquisition of Cree’s LED business. The consideration for this acquisition consisted of approximately $200 million in the form of cash and an unsecured promissory note, plus an earn-out of up to $125 million based on the revenue and gross profit performance of the LED business in the four fiscal quarters of Cree following the closing. Just after the end of our fiscal year 2022, we closed our acquisition of Stratus Technologies, Inc. The consideration for this acquisition consisted of approximately $225 million in cash, plus an earn-out of up to $50 million based on the gross profit performance of the Stratus business during the first full 12 fiscal months of Stratus following the closing of the acquisition. We plan to continue exploring additional acquisition opportunities in the future.
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
As part of our business and growth strategy, we have in the past and may in the future acquire or make significant investments in businesses, products or technologies, such as our acquisitions of Stratus Technologies, Cree’s LED Business, SMART EC, SMART Wireless and Penguin Computing. Any acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses or technologies. Such risks include, among others:
•problems integrating the purchased operations, technologies, products or personnel;
•unanticipated costs or expenses associated with an acquisition or investment, including write-offs of tangible assets as well as goodwill or other intangible assets;
•negative effects on profitability resulting from an acquisition or investment;
•adverse effects on existing business relationships with suppliers and customers;

•the risk that suppliers (such as Wolfspeed, Inc.) or customers of an acquired business are unable or unwilling to do business with us following the acquisition;
•risks associated with entering markets in which we have little or no prior experience, such as the market for LED products that we entered following our acquisition of Cree’s LED Business and markets with complex government regulations;
•loss of key employees of the acquired business; and
•litigation arising from an acquired company’s operations.
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
We may fail to realize the anticipated benefits of recent acquisitions.
We closed on the acquisition of Cree’s LED business in March 2021 and the acquisition of Stratus Technologies just after the end of our most recent fiscal year in August 2022. As we continue to integrate these businesses into our operations and portfolio, our ability to realize some or all of the anticipated benefits of the acquisition may be impacted by the following:
•difficulties in the assimilation and successful integration of the operations, sales functions, technologies, products, personnel and development capabilities;
•failure to maintain and expand the customer bases of our acquired businesses;
•difficulties in leveraging the LED and/or Stratus research and development and product development capabilities to expand our products portfolio;
•our failure to protect and expand their intellectual property and patent portfolios;
•unanticipated costs, including write-offs of tangible assets as well as goodwill or other intangible assets, litigation or other contingent liabilities associated with the acquisition;
•the diversion of management’s attention from other business concerns;
•adverse effects on existing business relationships with suppliers and customers;
•risks associated with entering markets in which we have little or no prior experience and markets with complex government regulations; and
•loss of key employees of the acquired businesses.
Any of these risks or other risks arising from the integration of Stratus or Cree’s LED business into our operations could have a material adverse effect on our business, financial condition or results of operations and could cause the impact of one or both of the acquisitions to be dilutive to our company.
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
Our ability to use our net operating loss carryforwards is limited.
As of August 26, 2022, we had U.S. federal and state net operating loss carryforwards of $86.9 million and $47.7 million, respectively. Federal net operating loss carryforwards of $71.2 million will expire in fiscal 2028 through fiscal 2038, if not utilized, and the remaining $15.7 million is indefinite lived. The state net operating loss carryforwards will expire in fiscal 2024 through fiscal 2040. In addition, we have U.S. federal and state research and development credit carryforwards of approximately $7.4 million and $1.1 million, respectively, and $1.4 million of foreign tax credit carryforward. Federal and state carryforwards prior to fiscal 2018 are subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (“Code”). Further, under Section 382 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” (including groups of shareholders) that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our net operating loss and tax credit carryforwards prior to 2018 are subject to limitations per Section 382 of the Code. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of future transactions in our ordinary shares, some changes of which may be outside our control. As a result, our ability to use our pre-change net operating loss and tax credit carryforwards to offset post-change U.S. federal and state taxable income may be subject to additional limitations.
Further, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, (“Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited, with the exception of carrybacks reinstated by the CARES Act. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations.

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
Our worldwide operations, and those of our suppliers, business partners and customers, may be disrupted by events outside of our control, including the effects of climate change, natural disasters, man made disasters or other events, as well as societal and governmental responses to such events.
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
Russia’s invasion of Ukraine in February 2022 and the global response, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations, vendor contracts and customer arrangements, and at present we do not expect the hostilities to directly have a material and adverse effect on our financial condition or results of operations. However, if the hostilities persist, escalate or expand, risks we have identified in this report may be exacerbated. For example, if our supply or customer arrangements are disrupted due to expanded sanctions, involvement of countries where we have operations or relationships or rising energy prices, our business could be materially disrupted. Further, the use of state-sponsored cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cybersecurity and data protection measures.
Risks Related to Our International Operations
Our business is subject to the risks generally associated with international business operations.
Sales outside of the United States accounted for 61%, 60% and 57% of our net sales in 2022, 2021 and 2020, respectively. In addition, a significant portion of our product design and manufacturing is performed at our facilities in Brazil, Malaysia and China, and a significant amount of our product design activities are performed in Taiwan and India. As a result, our business is and will continue to be subject to the risks generally associated with international business operations in Brazil, Malaysia, China, Taiwan, India and other foreign countries, including:
•compliance with numerous changing, and sometimes conflicting legal regimes on matters as diverse as tax, anticorruption, import/export controls and quotas, local manufacturing requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy, employment regulations and labor relations;
•changes in social, political and economic conditions;
•transportation delays;
•power and other utility shutdowns or shortages;
•limitations on foreign investment;
•disruptions in or lack of adequate infrastructure;
•challenges protecting intellectual property and trade secrets;
•exchange or currency controls and fluctuations, restrictions on currency convertibility and volatility of foreign exchange markets;
•increased trade wars;
•corruption or adverse political situations;
•governmental intervention in local economies, industries, or the operations of specific companies, including us or our competitors;
•changes or instability in local labor conditions, including strikes, work stoppages, protests and changes in employment regulations, increases in wages and the conditions of collective bargaining agreements;
•compliance with travel restrictions, stay-at-home or work location conditions or other government or voluntary restrictions relating to the COVID-19 pandemic;
•difficulties recruiting, employing and retaining qualified personnel to manage and oversee our local operations, sales and other activities;
•difficulties in managing and overseeing employees and operations in locations far from senior management, which could result in compliance, control or other issues;
•difficulties in obtaining governmental approvals and extension of existing incentives;
•difficulties in collecting accounts receivable;
•expropriation and nationalization of our assets in a particular jurisdiction; and
•restrictions, or increases in existing tax rates, on repatriation of cash, dividends or profits.
Some of the foreign countries in which we do business or have operations have been subject to social and political instability in the past, and interruptions in operations could occur in the future. Our net sales, results of operations and financial condition could be adversely affected by any of the foregoing factors.
We depend on Brazil markets for a significant portion of our sales.
A significant portion of our sales and operations is focused on Brazil. Sales to customers in Brazil accounted for 23%, 30% and 35% of our net sales in 2022, 2021 and 2020, respectively. Demand for our products in Brazil is dependent upon, among other things, demand in the markets served by our customers, including the Brazil computing and mobile markets. From time to time, the markets served by our Brazil customers have experienced significant downturns, often in connection with political unrest or in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in demand in any of the markets that we serve could have a significant negative impact on the demand for our products. In addition, a prolonged economic downturn in Brazil, even absent a worldwide economic downturn, may lead to higher interest rates or significant changes in currency exchange rates, the rate of inflation in Brazil or an inability of our Brazil customers and suppliers to access capital on acceptable terms. Our customers and suppliers in Brazil could experience cash flow problems, credit defaults or other financial hardships.
Any of these circumstances could have a material adverse effect on our business, results of operations and financial condition.
Our success in part depends on incentives in Brazilian laws for local manufacturing of electronics. The elimination of or a reduction in the incentives for local manufacturing, or our inability to secure the benefits of these regulations, could significantly reduce our profitability for products in Brazil.
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
PADIS is a semiconductor-related policy that is intended to foster semiconductor production in Brazil, comprising the design and front and back-end activities. Subject to annual investments in research and development equivalent to 5% of gross sales made within the country (i.e., excluding exports and sales to customers located in the Manaus Free Trade Zone), PADIS grants beneficiaries incentives that range from the reduction to zero of all federal tax rates in the acquisition of raw materials, machinery and equipment, up to a 100% reduction in the corporate income tax rate. Effective April 2020, the reduction of the federal tax rates to zero percent for sales of qualified PADIS products was replaced by financial credits, calculated based on annual investments in research and development limited to 13.1% of the total incentivized revenues, which can be used to pay federal taxes. While the reduction of the income tax rate is valid for 12 years as of the approval of the PADIS qualification on a product basis (effective for SGH through 2033), the remaining PADIS benefits are expected to expire in December 2026.
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
We are subject to changes in tax laws, treaties and regulations or the interpretation or enforcement thereof in the Cayman Islands, United States, Brazil, Malaysia and jurisdictions in which we or any of our subsidiaries operate or are resident. We have structured our operations in a manner designed to maximize our benefit from various government incentives and/or tax holidays extended to manufacturers in Brazil and Malaysia to encourage investment and employment, and to minimize our tax liability in other jurisdictions such as the United States to the extent permitted by law. Our interpretations and conclusions regarding these tax incentives are not binding on any taxing authority. Additionally, we have been in the past and may in the future be subject to tax assessments by the relevant authorities in the jurisdictions in which we operate and we have been in the past and may in the future be involved in legal disputes with regulatory or governmental authorities relating to these assessments. If our assumptions about, or interpretation or implementation of, tax and other laws are incorrect; if tax laws or regulations are substantially modified or rescinded; if the tax incentives from which we benefit in the jurisdictions in which we operate, including the PPB/IT Program, PADIS and Lei do Bem in Brazil, are substantially modified or rescinded; if we fail to meet the conditions of any of the tax incentives; or if we do not prevail in disputes with tax authorities, we could suffer material adverse tax and other financial consequences including owing significant amounts of taxes and penalties that would increase our expenses, reduce our profitability and adversely affect our cash flows, results of operations and financial condition.
Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.
Our international sales and our operations in foreign countries expose us to certain risks associated with fluctuating currency values and exchange rates. Because some of our sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Brazilian real, Malaysian ringgit, Japanese yen, Euro, British pound, South Korean won, New Taiwan dollar, Hong Kong dollar and Indian rupee have had and may in the future have an effect on our liquidity and operating results. Gains and losses on the conversion to U.S. dollars of the associated monetary assets and liabilities, as well as profits and losses incurred in certain countries, may contribute to fluctuations in the value of our assets and our results of operations. We also have costs and expenses that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs that could have a significant negative impact on our results of operations. In addition, fluctuating values between the U.S. dollar and other currencies can result in currency gains which are used in the computation of foreign taxes and can increase foreign taxable income.
In 2019, we began using foreign exchange forward contracts in Brazil to mitigate foreign currency exchange rate risk associated with foreign currency-denominated liabilities, primarily third party payables. These measures, however, may not effectively address currency exchange risk.
We are a holding company. If enacted, exchange controls may limit our ability to receive dividends and other distributions from our foreign subsidiaries.
We conduct all of our operations through subsidiaries and are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our obligations. If enacted, restrictions on intercompany dividends or other distributions in certain jurisdictions could have a material adverse effect on our ability to transfer funds from certain subsidiaries. Certain foreign jurisdictions, such as Brazil, permit temporary restrictions on conversions of currency into foreign currencies and on remittances to foreign investors of proceeds from their investments under certain circumstance. Any imposition of restrictions on conversions and remittances could hinder or prevent us from converting foreign currencies into U.S. dollars and remitting dividends, distributions or the proceeds from operations. In addition, an increase in the existing tax rates applicable to the remittance of dividends or any other intercompany transfer of funds, as well as the enactment of any new tax related to such transfers, may either affect our ability to transfer funds from our subsidiaries or significantly reduce the amounts subject to transfer.
High rates of inflation in the future would adversely affect our business, results of operations and financial condition.
In the past, Brazil has experienced extremely high rates of inflation, and in the future, we may experience substantial inflation or deflation in Brazil or elsewhere. Inflation and some of the measures taken by governments in response to inflation can have significant negative effects on the economy generally. If Brazil or other countries where we operate experience substantial inflation or deflation in the future, our business may be adversely affected. In addition, we may not be able to adjust the prices we charge our customers to offset the impact of inflation on our expenses, leading to an increase in our expenses and a reduction in our net operating margin. This could have a material adverse impact on our business, results of operations and financial condition.
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
We have a significant amount of debt outstanding as of August 26, 2022, including the debt described in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.” Our indebtedness may have important consequences, including, but not limited to, the following:
•increasing our vulnerability to general economic downturns and adverse industry conditions;
•requiring us to dedicate a significant portion of our cash flows from operations to the payment of interest and principal on our debt, which would reduce the funds available to us for our working capital, capital expenditures or other general corporate requirements;
•limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness or more liquidity; and
•limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.
Our ability to make scheduled payments on, to refinance or to pay off our debt obligations when due depends on the financial condition and operating performance of our business. This, to a certain extent, is subject to prevailing economic and competitive conditions, including general conditions prevailing in the financial markets and global economy, and to certain financial, business, regulatory and other factors beyond our control, including the risks described herein. Our business may not generate sufficient cash flows from operations, and future borrowings may not be available to us under our debt arrangements, including our Amended Credit Facility (as defined below), in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. In addition, certain of our debt is subject to terms that may require the use of significant cash in the future under certain circumstances. For example, holders of the 2026 Notes (as defined below), may, subject to a limited exception, require us to repurchase their 2026 Notes following a “fundamental change,” as described in more detail in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes.” In addition, upon conversion, we may satisfy part or all of our conversion obligation in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2026 Notes or pay the cash amounts due upon conversion. Applicable law, regulatory authorities and the agreements governing our other indebtedness, including our Amended Credit Agreement, may restrict our ability to repurchase the 2026 Notes or pay the cash amounts due upon conversion. Our failure to repurchase 2026 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2026 Notes.
If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets on or before the maturity of our debt. We may not be able to restructure or refinance any of our debt on commercially reasonable terms, or at all, which could cause us to default on our debt obligations and impair our liquidity, which in turn could cause the acceleration of other indebtedness under certain of our debt agreements which could exacerbate our liquidity problems. Any refinancing of our indebtedness will likely be at higher interest rates in the current environment and may require us to comply with more onerous covenants that could further restrict our business operations. If we are not able to refinance or restructure our debt obligations before they become due, this could cause us to default on our debt obligations and impair our liquidity.
In addition, if our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets or seek additional capital. These alternative measures may not be available to us, may not be successful and may not permit us to meet our scheduled debt service obligations, which could result in substantial liquidity problems. Our Amended Credit Facility restricts our ability to dispose of our assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any of these circumstances could have a material adverse effect on our business, results of operations and financial condition.

Our credit agreements may limit our flexibility in operating our business.
We and certain of our subsidiaries are party to the credit agreements, as described in more detail in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt” and “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Subsequent Events.” These or future credit agreements may contain restrictive covenants that limit our ability to engage in specified transactions and prohibit us from voluntarily prepaying certain of our other indebtedness. For instance, the covenants in our Amended Credit Facility limit the ability of the applicable loan subsidiaries to, among other things:
•incur additional indebtedness;
•create liens on assets;
•engage in mergers or consolidations;
•sell assets;
•pay dividends, make distributions or repurchase capital stock;
•make investments, loans or advances;
•repay or repurchase certain subordinated debt (except as scheduled or at maturity);
•create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries;
•make certain acquisitions;
•engage in certain transactions with affiliates; and
•amend material agreements governing our subordinated debt and fundamentally change our business.
Under the Amended Credit Facility, in certain circumstances we also are required to satisfy and maintain specified financial ratios if we have outstanding debt under the revolver. Our ability to meet those financial ratios could be affected by events beyond our control, and there can be no assurance that we will meet those ratios.
The failure to comply with any of these covenants would cause a default under the relevant credit agreement. A default, if not waived, could result in acceleration of the outstanding indebtedness under the Amended Credit Facility as well as under the 2026 Notes, in which case such indebtedness would become immediately due and payable. If any default occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.
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
Risks Related to Investments in Cayman Islands Companies
We are a Cayman Islands company and, because the rights of shareholders under Cayman Islands law differ from those under U.S. law, shareholders may have difficulty protecting their shareholder rights.
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
We are a company incorporated under the laws of the Cayman Islands. The Cayman Islands courts are unlikely:
•to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; or
•to impose liabilities against us, in original actions brought in the Cayman Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.
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
The market price of the securities of technology companies can be especially volatile. Broad market and industry factors may adversely affect the market price of our ordinary shares regardless of our actual operating performance. The market price of our ordinary shares could be subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control, including those risks described herein as well as:
•the failure of financial analysts to cover our company;
•negative or inaccurate coverage by financial analysts;

•changes in financial estimates by financial analysts, any failure by us to meet or exceed any of these estimates or changes in the recommendations of any financial analysts that elect to follow our company or our competitors;
•changes in the market valuations of other companies operating in our industry;
•announcement of, or expectation of, additional financing efforts;
•future sales of our ordinary shares;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our ordinary shares; and
•general economic and market conditions.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to business acquisitions; income taxes; inventory valuation; impairment of long-lived assets, including property and equipment; goodwill and identified intangible assets; revenue recognition and share-based compensation. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares.
Future sales of our ordinary shares in the public market, or the perception that these sales may occur, could cause our share price to fall.
Sales of substantial amounts of our ordinary shares in the public market, including sales of our ordinary shares by our directors or officers, or sales by us or our affiliates pursuant to one or more effective registration statements, or otherwise, or the perception that these sales may occur, could cause the market price of our ordinary shares to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our amended and restated memorandum and articles of association, we are authorized to issue up to 200 million ordinary shares, of which 48.6 million ordinary shares were outstanding as of August 26, 2022.
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
Our amended and restated memorandum and articles of association include provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change of control transactions. These provisions include, among other things:
•a classified board of directors with staggered three-year terms;
•restrictions on the ability of our shareholders to call meetings or make shareholder proposals;
•our amended and restated memorandum and articles of association may only be amended by a vote of shareholders representing at least 75% of the outstanding ordinary shares or by a unanimous written consent; and
•the ability of our Board of Directors, without action by our shareholders, to issue 30,000,000 preferred shares and to issue additional ordinary shares that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control.
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
Uncertainty in global economic and political conditions poses a risk to the overall economy, as consumers and businesses have made it difficult for customers, suppliers and us to accurately forecast and plan future business activities. Declines in the worldwide semiconductor market, economic conditions or consumer confidence would likely decrease the overall demand for our products. Other factors that could cause demand for our products to fluctuate include:
•a downturn in the computing, networking, communications, storage, aerospace, government, mobile or industrial markets;
•changes in consumer confidence caused by changes in market conditions, including changes in the credit markets, expectations for employment and inflation and energy prices;
•changes in the level of customers’ components inventory;
•competitive pressures, including pricing pressures, from companies that have competing products, architectures, manufacturing technologies and marketing programs;
•changes in technology or customer product needs;
•strategic actions taken by our competitors;
•market acceptance of our products;
•changes in prevailing or available interest rates or liquidity of the domestic capital and lending markets;
•exchange rates and currency controls and restrictions on the movement of capital out of country;
•inflation; and
•changes to tax and regulatory policies.
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
We and others are subject to a variety of laws, regulations, or industry standards that may have a material adverse effect on our business, results of operations or financial condition.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our U.S. headquarters are located in Milpitas, California. We own or lease various facilities described below for our design, manufacture, research and development and sales and marketing activities. We believe that our existing facilities are suitable and adequate for our present purposes. The following is a summary of our principal facilities as of October 3, 2022:

Location	Size (1)	Leased or Owned	Lease Expiration	Logistics Services	Manufacturing	Procurement	R&D	Sales	Supply Chain Services
Atibaia, Brazil	87	Leased	Jun 2032		X	X
	53	Leased	Oct 2027		X		X	X
Durham, NC	58	Leased	Feb 2023			X	X	X
	102	Leased	May 2038			X	X	X
Fremont, CA	44	Leased	Jul 2030		X	X		X
	42	Leased	Dec 2030		X		X	X
Huizhou, China (2)(3)	824	Owned	N/A		X	X	X
Huntington Beach, CA	58	Leased	Jan 2025	X
Manaus, Brazil	48	Leased	Dec 2030		X		X	X
Maynard, MA	102	Leased	Aug 2026			X	X	X
Milpitas, CA	21	Leased	Sep 2031
Newark, CA	79	Leased	Apr 2023		X	X	X	X	X
	30	Leased	Feb 2022						X
Penang, Malaysia (4)	87	Owned	N/A		X	X	X	X	X
	26	Leased	Jul 2022			X			X
	26	Leased	Sep 2022			X
Tempe, AZ	93	Leased	Dec 2024				X	X
(1)Stated in thousands of square feet.
(2)Our Huizhou, China facility is situated on leased land with a term expiring in 2082.
(3)Our Huizhou, China facility includes 333 thousand square feet of dormitory space.
(4)Our Penang, Malaysia facility is situated on leased land with a term expiring in 2070.
In addition to the principal facilities in the table above, we lease additional facilities in the United States, China, Hong Kong, India, Ireland, Japan, Scotland, Singapore, South Korea and Taiwan.

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
Holders of Record
As of October 3, 2022 there were 53 registered holders of record of our ordinary shares (not including beneficial holders of our ordinary shares held in street name).
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
Issuer Purchases of Equity Securities
Common Stock Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75 million share repurchase authorization, under which the Company may repurchase its outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time.
The following table summarizes repurchases of our ordinary shares during our fourth quarter of 2022:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
May 28, 2022 through June 24, 2022	569,186	$20.65	569,186
June 25, 2022 through July 22, 2022	1,615,792	$17.35	1,615,792
July 23, 2022 through August 26, 2022	—	$—	—
	2,184,978	$18.21	2,184,978	$25,000,000
Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are not required to be disclosed under Item 703 of Regulation S-K and accordingly are excluded from the amounts in the table above.

Other Share Repurchases
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
Share Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, except as shall be expressly set forth by specific reference in such filing.
The following graph illustrates a comparison of cumulative total returns for our ordinary shares, the Nasdaq Composite Index and the Russell 2000 Inde~~x~~ from August 31, 2017 through August 31, 2022. We operate on a 52 or 53 week fiscal year, which ends on the last Friday in August. As a result, the last day of our fiscal year varies. For consistent presentation and comparison to the industry indices shown herein, we have calculated our share performance graph as of August 31 for each year.
Note: Management cautions that the share price performance information shown in the graph above may not be indicative of current share price levels or future share price performance.
The share performance graph assumes $100 was invested on August 31, 2017. Any dividends paid during the period presented were assumed to be reinvested. The performance was plotted using the following data:

	Aug 31, 2017	Aug 31, 2018	Aug 31, 2019	Aug 31, 2020	Aug 31, 2021	Aug 31, 2022
SMART Global Holdings, Inc.	$100	$166	$143	$127	$244	$185
Nasdaq Composite Index	100	127	127	189	247	192
Russell 2000 Index	100	125	109	116	170	140
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended August 26, 2022. This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements.”
Our fiscal year is the 52 or 53-week period ending on the last Friday in August. Fiscal 2022, 2021 and 2020 each contained 52 weeks. All period references are to our fiscal periods unless otherwise indicated. All financial information for our subsidiaries in Brazil is included in our consolidated financial statements on a one-month lag because their fiscal years end on July 31 of each year. All tabular amounts are in thousands.
Overview
For an overview of our business, including a discussion of our acquisition of our LED Solutions business from Cree and effects on us of COVID-19, see “PART I – Item 1. Business – Overview.”
As a result of our recent acquisitions and heightened focus on operational excellence over the past several years, we grew our net sales by 21% to $1.8 billion in 2022 compared to $1.5 billion in 2021. Over the same period, our consolidated GAAP operating income was $114.5 million, $55.2 million and $41.3 million for 2022, 2021 and 2020, respectively. Our total non-GAAP segment operating income grew by 41.6% to $227.6 million, or 12.5% operating margin, in 2022, compared to $160.8 million, or 10.7% operating margin, in 2021. See “Non-GAAP Measures of Segment Operating Income” below for further details.
Our operating expenses have grown in recent periods as we drive innovation, expand our products and services portfolio and invest in greater operational capabilities to support our growth. Our total operating expenses grew in 2022, primarily as a result of a full year of operating expenses for the LED Solutions business. We expect to continue to see increased operating expenses in 2023 as we record operating expenses for our Stratus acquisition and continue to increase our investment in new products and services for the IPS business.
Acquisition of Stratus Technologies
Subsequent to our fiscal year 2022, on August 29, 2022, we completed the acquisition of Storm Private Holdings I Ltd., a Cayman Islands exempted company (“Stratus Holding Company” and together with its subsidiaries, “Stratus Technologies”). At the closing, SGH paid a cash purchase price of $225 million, subject to certain adjustments. In addition, the seller has the right to receive, and SGH will be obligated to pay, contingent consideration (if any) of up to $50 million (the “Earn-Out”) based on the gross profit performance of the Stratus business during the first full 12 fiscal months of Stratus following the closing. The Earn-Out, if any, will be payable in cash, ordinary shares of SGH, or a mix of cash and SGH Shares, at SGH’s election.
Stratus is a global leader in simplified, protected, and autonomous computing platforms and services in the data center and at the Edge. For more than 40 years, Stratus has provided high-availability, fault-tolerant computing to Fortune 500 companies and small-to-medium sized businesses enabling them to securely and remotely run critical applications with minimal downtime.
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

Results of Operations

Year ended	August 26, 2022	% of net sales (1)	August 27, 2021	% of net sales (1)	August 28, 2020	% of net sales (1)
Net sales:
Memory Solutions	$975,181	53.6%	$931,818	62.1%	$857,237	76.4%
Intelligent Platform Solutions	440,986	24.2%	344,757	23.0%	265,140	23.6%
LED Solutions	403,185	22.2%	224,567	15.0%	—	—%
Total net sales	1,819,352	100.0%	1,501,142	100.0%	1,122,377	100.0%
Cost of sales	1,366,132	75.1%	1,192,762	79.5%	905,981	80.7%
Gross profit	453,220	24.9%	308,380	20.5%	216,396	19.3%

Operating expenses:
Research and development	77,356	4.3%	49,274	3.3%	52,056	4.6%
Selling, general and administrative	220,031	12.1%	171,509	11.4%	123,010	11.0%
Change in fair value of contingent consideration	41,324	2.3%	32,400	2.2%	—	—%
Total operating expenses	338,711	18.6%	253,183	16.9%	175,066	15.6%
Operating income	114,509	6.3%	55,197	3.7%	41,330	3.7%

Non-operating (income) expense:
Interest expense, net	21,169	1.2%	17,600	1.2%	15,000	1.3%
Other non-operating (income) expense	4,837	0.3%	(375)	—%	16,970	1.5%
Total non-operating (income) expense	26,006	1.4%	17,225	1.1%	31,970	2.8%
Income before taxes	88,503	4.9%	37,972	2.5%	9,360	0.8%

Income tax provision	19,911	1.1%	15,466	1.0%	10,503	0.9%
Net income (loss)	68,592	3.8%	22,506	1.5%	(1,143)	(0.1)%
Net income attributable to noncontrolling interest	2,035	0.1%	1,196	0.1%	—	—%
Net income (loss) attributable to SGH	$66,557	3.7%	$21,310	1.4%	$(1,143)	(0.1)%
(1)Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales increased by $318.2 million, or 21.2%, in 2022 compared to the prior year, due to an increase of $178.6 million of revenue from our recent acquisition of the LED Business in March 2021 and to strong performance in our IPS and Memory Solutions businesses. IPS net sales increased by $96.2 million, or 27.9%, primarily due to higher volumes of sales in our Penguin Computing business. Memory Solutions sales increased by $43.4 million, or 4.7%, primarily due to a 12.2% higher volume of Specialty DRAM products, partially offset by a 34.5% lower volume of mobile memory.
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
Cost of sales increased by $173.4 million, or 14.5%, in 2022, and by $286.8 million, or 31.7%, in 2021 compared to the prior respective years, primarily due to our acquisition of the LED Business and from higher costs of materials and production costs due to higher sales for our Memory Solutions and IPS segments.
Gross margin increased to 24.9% in 2022 compared to 20.5% in 2021 primarily due to inclusion of higher margin LED Solutions products, as well as process and efficiency improvement in the Memory Solutions and IPS segments compared to the prior year. Gross margin increased to 20.5% in 2021, compared to 19.3% in 2020 primarily due to the inclusion of higher margin LED Solutions products in the second half of the year.

Non-GAAP Measure of Segment Operating Income
Below is a table of our operating income, measured on a non-GAAP basis, which SGH management uses to supplement SGH’s financial results under GAAP to analyze its operations and make decisions as to future operational plans, and believes that this supplemental non-GAAP information is useful to investors in analyzing and assessing the Company’s past and future operating performance. These non-GAAP measures exclude certain items, such as share-based compensation expense, amortization of acquisition-related intangible assets (consisting of amortization of developed technology, customer relationships, trademarks/trade names and backlog acquired in connection with business combinations), acquisition-related inventory adjustments, acquisition-related expenses, restructure charges and integration expenses, changes in the fair value of contingent consideration, and other infrequent or unusual items. While amortization of acquisition-related intangible assets is excluded, the revenues from acquired companies is reflected in our non-GAAP measures and these intangible assets contribute to revenue generation. See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment and Other Information.”
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

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
GAAP operating income	$114,509	$55,197	$41,330
Share-based compensation expense	40,119	33,877	18,716
Amortization of acquisition-related intangibles	23,729	20,255	13,654
Flow-through of inventory step up	—	7,090	—
Out of period import tax expense	—	4,345	—
Acquisition and integration expenses	7,090	5,314	5,532
Change in fair value of contingent consideration	41,324	32,400	—
Other	858	2,316	4,997
Non-GAAP operating income	$227,629	$160,794	$84,229

Non-GAAP operating income by segment:
Memory Solutions	$119,849	$91,737	$71,867
Intelligent Platform Solutions	54,019	32,931	12,362
LED Solutions	53,761	36,126	—
Total non-GAAP operating income by segment	$227,629	$160,794	$84,229
Memory Solutions operating income increased by $28.1 million, or 30.6%, in 2022 compared to the prior year primarily due to higher sales, partially offset by an increase of $16.4 million in operating expenses, mainly driven by higher research and development expense due to lower Brazil financial credits. Memory Solutions operating income increased by $19.9 million, or 27.6%, in 2021 compared to the prior year primarily due to higher sales, as well as a decrease of $10.8 million in operating expenses mainly driven by lower research and development expense due to higher Brazil financial credits.
IPS operating income increased by $21.1 million, or 64.0%, in 2022 compared to the prior year primarily due to higher sales, partially offset by $6.7 million higher operating expenses mainly driven by personnel-related expenses due to increased headcount to support the revenue growth. IPS operating income increased by $20.6 million, or 166.4%, in 2021 compared to the prior year primarily due to higher sales, partially offset by $4.4 million higher operating expenses mainly driven by personnel-related expenses due to increased headcount to support the revenue growth.
LED Solutions operating income increased by $17.6 million, or 48.8%, in 2022 compared to the prior year as 2022 included a full year of operations compared to half a year in 2021. LED Solutions operating income of $36.1 million in 2021 was due to our acquisition of the LED Business in March 2021.

Operating and Non-operating (Income) Expense
Research and Development
Research and development expense increased by $28.1 million, or 57.0%, in 2022 compared to the prior year, primarily due to $17.0 million additional costs from the acquisition of the LED Business, as well as a decrease of $12.8 million in the Brazil financial credits that are reflected as a reduction of research and development expenses. The credits result from amendments to the IT law implemented in April 2020. We expect research and development expense to increase in absolute dollars in 2023 as we include the operations for our Stratus acquisition and lower Brazil financial credits.
Research and development expense decreased by $2.8 million, or 5.3%, in 2021 compared to the prior year, primarily due to an increase of $23.6 million in the Brazil financial credits in 2021, which are reflected as a reduction of research and development expenses. The credits result from amendments to the IT law implemented in April 2020. The increase in credits is partially offset by $16.0 million additional costs from the acquisition of the LED Business as well as higher personnel-related expenses and depreciation.
Selling, General and Administrative
Selling, general and administrative expense increased by $48.5 million, or 28.3%, in 2022 compared to the prior year, primarily due to $26.0 million of additional costs from the acquisition of the LED Business as well as higher personnel-related expenses, professional services and acquisition expenses associated with the acquisition. We expect selling, general and administrative expense to increase in absolute dollars in 2023 as we include the operations for our Stratus acquisition.
Selling, general and administrative expense increased by $48.5 million, or 39.4%, in 2021 compared to the prior year, primarily due to $21.5 million of additional costs from the acquisition of the LED Business as well as $14.1 million of higher share-based compensation expense, personnel-related expenses, professional services and acquisition expenses associated with the acquisition.
Change in Fair Value of Contingent Consideration
Our acquisition of the LED Business included contingent consideration, for which we estimated the fair value as of the date of acquisition to be $28.1 million. During 2022 and the second half of 2021, we recorded charges of $41.3 million and $32.4 million, respectively, to adjust the value. The changes in fair value reflected new information about the probability and timing of meeting the conditions of the revenue and gross profit targets of the LED Business. Based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing, the final calculated value of the contingent consideration was $101.8 million. See further information in “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Business Acquisition – LED Business.”
Other Non-operating (Income) Expense
Other non-operating (income) and expense primarily reflected gains and losses from changes in currency exchange rates, a loss in 2020 from the remeasurement of our Capped Calls and losses in 2020 from the extinguishment of debt. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Other Non-operating (Income) Expense.”
Income Tax Provision
Our provision for income taxes increased by $4.4 million in 2022, or 28.7%, compared to the prior year primarily due to higher income in non-U.S. jurisdictions subject to tax, including foreign withholding taxes. Our provision for income taxes increased by $5.0 million in 2021, or 47.3%, compared to the prior year primarily due to higher income in non-U.S. jurisdictions subject to tax.
Effective February 2011, SMART Brazil began to participate in PADIS. This program is specifically designed to promote the development of the local semiconductor industry. The Brazilian government has approved multiple applications for different products by SMART Brazil for certain beneficial tax treatment under the PADIS incentive. This beneficial tax treatment includes a reduction in the Brazil statutory income tax rate from 34% to 9% on taxable income for the Brazilian semiconductor operations of SMART Brazil. We have operations in Malaysia, where we have tax incentive arrangements for our pioneer status activities and our global supply chain business. The statutory tax rate for Malaysia is 24%. These Malaysia arrangements are scheduled to expire in August 2028 and are subject to certain conditions, for which we have complied in 2022, 2021 and 2020. In general, these future tax holidays will have tax rates greater than our prior approved tax holidays, and therefore we expect that our effective income tax rate in the future may be higher depending on a combination of our overall and jurisdictional profitability. For additional information, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Income Taxes.”
Liquidity and Capital Resources
At August 26, 2022, we had cash and cash equivalents of $363.1 million, of which $188.8 million was held outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements as described below, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding capacity of our operations, expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents consist of funds held in demand deposit accounts and money market funds. We do not enter into investments for trading or speculative purposes.
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
Credit Facility
In February 2022, we entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the “2027 TLA”) and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (the “2027 Revolver,” and together with the 2027 TLA, the “Credit Facility”), in each case, maturing in February 2027 (subject to certain earlier “springing maturity” dates upon certain conditions specified in the Credit Agreement). The Credit Agreement provides that up to $35.0 million of the 2027 Revolver is available for issuances of letters of credit. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.”
On August 29, 2022, we entered into an incremental Amendment to the Credit Agreement that provides for incremental term loans in an aggregate amount of $300 million, on the same terms as the 2027 TLA and also maturing in February 2027 (together with the Credit Facility, the “Amended Credit Facility”). With the funds from the Amended Credit Facility, we paid a cash purchase price of $225 million for the Stratus acquisition and also repaid in full the $101.8 million outstanding under the Earnout Note. For more information, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Subsequent Events.”
Contractual Obligations
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
Cash Flows

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Net cash provided by operating activities	$104,931	$153,350	$87,205
Net cash used for investing activities	(38,970)	(84,178)	(32,041)
Net cash provided by financing activities	73,879	2,849	12,594
Effect of changes in currency exchange rates	239	154	(15,086)
Net increase in cash and cash equivalents	$140,079	$72,175	$52,672

Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, share-based compensation, adjustments for changes in the fair value of contingent consideration, gains and losses from investing or financing activities and from the effects of changes in operating assets and liabilities.
Net cash provided by operating activities in 2022 was $104.9 million, comprised primarily of net income of $68.6 million, adjusted for non-cash items of $158.0 million. Operating cash flows were also adversely affected by a $121.6 million net increase in our operating assets and liabilities, consisting primarily of an increase of $97.5 million in accounts receivable and a decrease of $61.7 million in accounts payable and accrued expenses and other liabilities, partially offset by a decrease of $39.7 million in inventories. The increase in accounts receivable was primarily due to higher gross sales in our Memory Solutions and IPS businesses. The decreases in both accounts payable and accrued expenses and inventories were primarily due to lower inventories in our Memory Solutions and IPS businesses.
Net cash provided by operating activities in 2021 was $153.4 million, resulting primarily from net income of $22.5 million, adjusted for non-cash items of $125.0 million. Operating cash flows also benefited from a $5.8 million net change in our operating assets and liabilities, consisting primarily of an increase of $208.1 million in accounts payable and accrued expenses and other liabilities, partially offset by increases of $137.9 million in inventories and $51.4 million in accounts receivable. The increases in accounts payable and accrued expenses and in inventories were primarily due to higher inventories among all business areas. The increase in accounts receivable was primarily due to higher gross sales primarily in our Memory Solutions and IPS segments.
Net cash provided by operating activities in 2020 was $87.2 million, comprised of a net loss of $1.1 million, adjusted for non-cash items of $78.0 million. Operating cash flows also benefited from a $10.3 million net change in our operating assets and liabilities, consisting primarily of an increase of $65.8 million in accounts payable and accrued expenses and other liabilities and a decrease of $10.8 million in other assets, partially offset by increases of $51.8 million in inventories and $12.3 million in accounts receivable. The increases in accounts payable and accrued expenses and in inventories were primarily due to the transition of manufacturing from contract manufacturers to the Company as well as higher purchases for certain programs. The increase in accounts receivable was primarily due to timing of sales.
Investing Activities: Net cash used in investing activities in 2022 was $39.0 million, consisting primarily of $38.2 million used for purchases of property and equipment. Net cash used in investing activities in 2021 consisted primarily of $47.6 million used for purchases of property and equipment and $35.7 million net cash used for the acquisition of the LED Business. Net cash used in investing activities in 2020 consisted primarily of purchases of property and equipment.
Financing Activities: Net cash provided by financing activities in 2022 was $73.9 million, consisting primarily of $278.7 million in net proceeds from issuance of a term loan and $12.1 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by $127.1 million in principal repayment of the LED Purchase Price Note, $57.2 million of payments to acquire ordinary shares (including $50.0 million under our share repurchase program) and $25.0 million in net repayments of borrowings under our line of credit. Net cash provided by financing activities in 2021 was $2.8 million, consisting primarily of $25.0 million in net proceeds from borrowings under our line of credit, $14.9 million in proceeds from the issuance of ordinary shares and $11.4 million in proceeds from the issuance of debt, partially offset by $48.5 million used to repurchase our ordinary shares. Net cash provided by financing activities in 2020 consisted primarily of $243.1 million proceeds from the issuance of our 2026 Notes and $5.5 million in proceeds from the issuance of ordinary shares, partially offset by $204.9 million in payments for the extinguishment of debt, $21.8 million for the purchase of our Capped Calls and payment of $8.5 million for debt.
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
Business Acquisitions: Accounting for acquisitions requires us to estimate the fair value of consideration paid and the individual assets and liabilities acquired, which involves a number of judgments, assumptions and estimates that could materially affect the amount and timing of costs recognized in subsequent periods. We typically obtain independent third-

party valuation studies to assist in determining fair values, including assistance in determining future cash flows, discount rates and comparable market values. Items involving significant assumptions, estimates and judgments include the following:
•Fair value of consideration paid or transferred (including contingent consideration);
•Inventory, including estimated future selling prices, timing of product sales and completion costs for work in process;
•Property, plant and equipment, including determination of values in a continued-use model;
•Debt and other liabilities, including discount rate and timing of payments;
•Intangible assets, including valuation methodology, estimates of future revenues and costs, profit allocation rates attributable to the acquired technology and discount rates; and
•Deferred taxes, including projections of future taxable income and tax rates.
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
Income Taxes: We are required to estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. These estimates involve significant judgment and interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of the applicable year. We are also required to evaluate the realizability of our deferred tax assets on an ongoing basis in accordance with U.S. GAAP, which requires the assessment of our performance and other relevant factors. Realization of deferred tax assets is dependent on our ability to generate future taxable income. Our income tax provision or benefit is dependent, in part, on our ability to forecast future taxable income in various jurisdictions. Such forecasts are inherently difficult and involve significant judgments including, among others, projecting future average selling prices and sales volumes, manufacturing and overhead costs and other factors that significantly impact our analyses of the amount of net deferred tax assets that are more likely than not to be realized.
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
A portion of our service revenue is from professional services, including installation and other services and hardware and software related support. Each contract may contain multiple performance obligations, which requires the transaction price to be allocated to each performance obligation. We allocate the consideration to each performance obligation based on the relative selling price, determined as the best estimate of the price at which we would transact if it sold the deliverable regularly on a stand-alone basis.
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
Approximately 23%, 30% and 35% of our net sales in 2022, 2021 and 2020, respectively, originated in Brazilian real. We utilize foreign exchange forward contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated liabilities in Brazil, primarily third party payables. We do not use foreign currency contracts for speculative or trading purposes.
Based on our monetary assets and liabilities denominated in foreign currencies as of August 26, 2022 and August 27, 2021, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $5.8 million and $7.0 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of August 26, 2022, we had $273.3 million outstanding under the 2027 TLA and $101.8 million outstanding for the Earnout Note. In addition, our Credit Agreement provides for borrowings of up to $250.0 million under the 2027 Revolver. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2027 Revolver were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $6.3 million per year.

Item 8. Financial Statements and Supplementary Data

SMART Global Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)

As of	August 26, 2022	August 27, 2021
Assets
Cash and cash equivalents	$363,065	$222,986
Accounts receivable, net (1)	410,323	313,393
Inventories	323,084	363,601
Other current assets	55,393	50,838
Total current assets	1,151,865	950,818
Property and equipment, net	153,935	156,266
Operating lease right-of-use assets	77,399	40,869
Intangible assets, net	77,812	101,073
Goodwill	74,009	74,255
Other noncurrent assets	37,044	21,517
Total assets	$1,572,064	$1,344,798

Liabilities and Equity
Accounts payable and accrued expenses	$413,354	$484,107
Current debt	12,025	25,354
Other current liabilities	90,161	74,337
Total current liabilities	515,540	583,798
Long-term debt	591,389	340,484
Noncurrent operating lease liabilities	71,754	32,419
Acquisition-related contingent consideration	—	60,500
Other noncurrent liabilities	14,835	8,673
Total liabilities	1,193,518	1,025,874

Commitments and contingencies

SMART Global Holdings shareholders’ equity:
Ordinary shares, $0.03 par value; authorized 200,000 shares; 52,880 shares issued and 48,604 outstanding as of August 26, 2022; 50,138 shares issued and 48,736 outstanding as of August 27, 2021	1,586	1,504
Additional paid-in-capital	448,112	396,120
Retained earnings	251,344	184,787
Treasury shares, 4,276 and 1,402 shares held as of August 26, 2022 and August 27, 2021, respectively	(107,776)	(50,545)
Accumulated other comprehensive income (loss)	(221,655)	(221,615)
Total SGH shareholders’ equity	371,611	310,251
Noncontrolling interest in subsidiary	6,935	8,673
Total equity	378,546	318,924
Total liabilities and equity	$1,572,064	$1,344,798
(1)Receivables from related parties were de minimis and $14,057 as of August 26, 2022 and August 27, 2021, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Net sales (1)	$1,819,352	$1,501,142	$1,122,377
Cost of sales	1,366,132	1,192,762	905,981
Gross profit	453,220	308,380	216,396

Operating expenses:
Research and development	77,356	49,274	52,056
Selling, general and administrative	220,031	171,509	123,010
Change in fair value of contingent consideration	41,324	32,400	—
Total operating expenses	338,711	253,183	175,066
Operating income	114,509	55,197	41,330

Non-operating (income) expense:
Interest expense, net	21,169	17,600	15,000
Other non-operating (income) expense	4,837	(375)	16,970
Total non-operating (income) expense	26,006	17,225	31,970
Income before taxes	88,503	37,972	9,360

Income tax provision	19,911	15,466	10,503
Net income (loss)	68,592	22,506	(1,143)
Net income attributable to noncontrolling interest	2,035	1,196	—
Net income (loss) attributable to SGH	$66,557	$21,310	$(1,143)

Earnings (loss) per share:
Basic	$1.35	$0.44	$(0.02)
Diluted	$1.22	$0.41	$(0.02)

Shares used in per share calculations:
Basic	49,467	48,558	47,988
Diluted	54,443	51,584	47,988
(1)Sales to related parties were de minimis, $76,488 and $75,837 in 2022, 2021 and 2020, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Net income (loss)	$68,592	$22,506	$(1,143)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(40)	6,626	(50,375)
Comprehensive income (loss)	68,552	29,132	(51,518)

Comprehensive income attributable to noncontrolling interest	2,035	1,196	—
Comprehensive income (loss) attributable to SGH	$66,517	$27,936	$(51,518)
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Shares Issued	Amount	Additional Paid-in-capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 30, 2019	47,355	$1,421	$286,568	$164,620	$(1,283)	$(177,866)	$273,460	$—	$273,460
Net income (loss)	—	—	—	(1,143)	—	—	(1,143)	—	(1,143)
Other comprehensive income (loss)	—	—	—	—	—	(50,375)	(50,375)	—	(50,375)
Shares issued under equity plans	1,525	45	5,434	—	—	—	5,479	—	5,479
Repurchase of ordinary shares	(27)	(1)	1	—	(749)	—	(749)	—	(749)
Shares issued in connection with acquisition of Inforce	135	4	(4)	—	—	—	—	—	—
Share-based compensation expense	—	—	18,716	—	—	—	18,716	—	18,716
Reclassification of Capped Calls to equity	—	—	(14,106)	—	—	—	(14,106)	—	(14,106)
Issuance of convertible notes	—	—	50,822	—	—	—	50,822	—	50,822
As of August 28, 2020	48,988	1,469	347,431	163,477	(2,032)	(228,241)	282,104	—	282,104
Net income	—	—	—	21,310	—	—	21,310	1,196	22,506
Other comprehensive income (loss)	—	—	—	—	—	6,626	6,626	—	6,626
Shares issued under equity plans	2,403	72	14,851	—	—	—	14,923	—	14,923
Repurchase of ordinary shares	(1,253)	(37)	37	—	(48,513)	—	(48,513)	—	(48,513)
Share-based compensation expense	—	—	33,801	—	—	—	33,801	—	33,801
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	7,477	7,477
As of August 27, 2021	50,138	1,504	396,120	184,787	(50,545)	(221,615)	310,251	8,673	318,924
Net income	—	—	—	66,557	—	—	66,557	2,035	68,592
Other comprehensive income (loss)	—	—	—	—	—	(40)	(40)	—	(40)
Shares issued under equity plans	2,797	84	12,056	—	—	—	12,140	—	12,140
Repurchase of ordinary shares	(55)	(2)	2	—	(57,231)	—	(57,231)	—	(57,231)
Share-based compensation expense	—	—	39,934	—	—	—	39,934	—	39,934
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(3,773)	(3,773)
As of August 26, 2022	52,880	$1,586	$448,112	$251,344	$(107,776)	$(221,655)	$371,611	$6,935	$378,546
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Year Ended	August 26, 2022	August 27, 2021	August 28, 2020
Cash flows from operating activities:
Net income (loss)	$68,592	$22,506	$(1,143)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	64,907	49,111	36,430
Amortization of debt discount and issuance costs	10,263	8,798	5,866
Share-based compensation expense	40,119	33,877	18,716
Change in fair value of contingent consideration	41,324	32,400	—
Loss on remeasurement of Capped Calls	—	—	7,719
Loss on extinguishment of debt	653	—	6,822
Other	695	829	2,471
Changes in operating assets and liabilities:
Accounts receivable	(97,509)	(51,440)	(12,348)
Inventories	39,667	(137,889)	(51,840)
Other assets	(1,353)	(9,943)	10,820
Accounts payable and accrued expenses and other liabilities	(61,738)	208,108	65,807
Deferred income taxes, net	(689)	(3,007)	(2,115)
Net cash provided by operating activities	104,931	153,350	87,205

Cash flows from investing activities:
Capital expenditures and deposits on equipment	(38,153)	(47,580)	(32,445)
Acquisition of business, net of cash acquired	—	(35,677)	—
Other	(817)	(921)	404
Net cash used for investing activities	(38,970)	(84,178)	(32,041)

Cash flows from financing activities:
Proceeds from debt	278,657	11,439	243,125
Proceeds from borrowing under line of credit	84,000	172,500	103,000
Proceeds from issuance of ordinary shares	12,140	14,923	5,479
Repayments of debt	(127,073)	—	(213,436)
Repayments of borrowings under line of credit	(109,000)	(147,500)	(103,000)
Payments to acquire ordinary shares	(57,231)	(48,513)	(749)
Distribution to noncontrolling interest	(3,773)	—	—
Purchase of Capped Calls	—	—	(21,825)
Other	(3,841)	—	—
Net cash provided by financing activities	73,879	2,849	12,594

Effect of changes in currency exchange rates on cash and cash equivalents	239	154	(15,086)
Net increase in cash and cash equivalents	140,079	72,175	52,672
Cash and cash equivalents at beginning of period	222,986	150,811	98,139
Cash and cash equivalents at end of period	$363,065	$222,986	$150,811

Supplemental disclosures:
Interest paid, net of amounts capitalized	$12,798	$8,029	$12,983
Income taxes paid, net	13,811	6,702	9,151
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except per share amounts)
Significant Accounting Policies
Basis of Presentation
Since our inception over 30 years ago, SMART Global Holdings, Inc. (“SGH” or the “Company”) has grown into a diversified group of businesses focused on the design and manufacture of specialty solutions for the computing, memory and LED markets. Our success is based on a customer-focused approach characterized by a commitment to quality, advanced technical expertise, quick time-to-market, build-to-order flexibility and excellence in customer service.
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
Fiscal Year: Our fiscal year is the 52 or 53-week period ending on the last Friday in August. Fiscal 2022, 2021 and 2020 each contained 52 weeks. All period references are to our fiscal periods unless otherwise indicated. Financial information for our subsidiaries in Brazil is included in our consolidated financial statements on a one-month lag because their fiscal years end on July 31 of each year.
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
Fair Value Measurements
We measure and report certain financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. U.S. GAAP has established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that can be obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party might use in pricing an asset or liability. The fair value hierarchy is categorized into three levels, based on the reliability of inputs, as follows:
•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities;
•Level 2 – Valuations based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
•Level 3 – Valuations based on unobservable inputs for the asset or liability.
Functional Currency
Our primary functional currency is the U.S. dollar. Gains and losses from the remeasurement of non-functional currency balances are recorded in other non-operating (income) expense. The functional currency of our subsidiaries in Brazil is the

Brazilian real. Assets and liabilities of our Brazil subsidiaries are translated into U.S. dollars each period at the current exchange rate, while revenues and expenses are translated at the average exchange rate prevailing during the period. Cumulative translation gains and losses are included in accumulated other comprehensive income (loss).
Goodwill
We test goodwill for impairment in the fourth quarter of each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of the reporting unit with goodwill is less than its carrying value. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting the fair value of the reporting unit. No impairment of goodwill was recognized through August 26, 2022.
Government Incentives
We receive incentives from governmental entities related to certain expenses and other activities. These government incentives may require that we meet or maintain specified spending levels and other operational metrics and are recorded in the financial statements in accordance with their purpose. Incentives related to specific operating activities are recorded against the related expense in the period the expense is incurred. Government incentives received prior to being earned are included in other current liabilities, whereas government incentives earned prior to being received are included in other current or noncurrent assets. Cash received from government incentives related to operating expenses is included as an operating activity in the consolidated statement of cash flows.
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
Intangible Assets
Intangible assets are stated at cost and amortized on a straight-line basis over their estimated useful lives of generally four to eight years for technology, four to eight years for customer relationships and five to seven years for trademarks/trade names. Intangible assets are retired in the period they become fully amortized.
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
We recognize right-of use assets and corresponding lease liabilities for leases with an initial term of more than 12 months and do not separate lease and non-lease components. Recognized leases are included in operating lease right-of-use assets and corresponding lease liabilities are included in other current liabilities or noncurrent operating lease liabilities. For operating leases of buildings, we account for non-lease components, such as common area maintenance, as a component of the lease and include the components in the initial measurement of our right-of-use assets and corresponding liabilities. Operating lease assets are amortized on a straight-line basis over the lease term.
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
Subsequent Events
Acquisition of Stratus Technologies
On August 29, 2022, SGH completed its previously announced acquisition of all of the outstanding shares of Storm Private Holdings I Ltd., a Cayman Islands exempted company (“Stratus Holding Company” and together with its subsidiaries, “Stratus Technologies”), pursuant to a Share Purchase Agreement (the “Purchase Agreement”), dated as of June 28, 2022.
At the closing of the transaction, SGH paid to the seller a cash purchase price of $225 million, subject to certain adjustments. In addition, the seller has the right to receive, and SGH will be obligated to pay, contingent consideration (if any) of up to $50 million (the “Earnout”) based on the gross profit performance of the Stratus business during the first full 12 fiscal months of Stratus following the closing. The Earnout, if any, will be payable in cash, ordinary shares of SGH or a mix of cash and SGH Shares, at SGH’s election.
Stratus is a global leader in simplified, protected, and autonomous computing platforms and services in the data center and at the Edge. For more than 40 years, Stratus has provided high-availability, fault-tolerant computing to Fortune 500 companies and small-to-medium sized businesses enabling them to securely and remotely run critical applications with minimal downtime.
First Supplemental Indenture to Indenture Governing 2.25% Convertible Senior Notes Due 2026
On August 26, 2022, SGH entered into the First Supplemental Indenture (the “First Supplemental Indenture”) to the Indenture, dated February 11, 2020 (the “Indenture”), between SGH and U.S. Bank National Association, as trustee, governing SGH’s outstanding 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”). The First Supplemental Indenture became effective on August 27, 2022.
Pursuant to the First Supplemental Indenture, SGH irrevocably elected (i) to eliminate SGH’s option to elect Physical Settlement (as defined in the Indenture) on any conversion of 2026 Notes that occurs on or after the date of the First Supplemental Indenture and (ii) that, with respect to any Combination Settlement (as defined in the Indenture) for a conversion of the 2026 Notes, the Specified Dollar Amount (as defined in the Indenture) that will be settled in cash per $1,000 principal amount of the 2026 Notes shall be no lower than $1,000. As a result of our election, upon any conversion of our 2026 Notes, we will be required to pay cash in an amount at least equal to the principal portion while continuing to have the option to settle any amount in excess of the principal portion in cash and/or ordinary shares. Following the election, only the amounts expected to be settled in excess of the principal portion are considered dilutive in calculating earnings per share under the if-converted method.
Amended Credit Facility
On August 29, 2022, SGH and SMART Modular Technologies, Inc. entered into an incremental amendment to the Credit Agreement (the “Incremental Amendment,” and together with the Credit Agreement, the “Amended Credit Agreement”). The Incremental Amendment (i) provides for incremental term loans in an aggregate amount of $300 million (the “Incremental 2027 TLA”), which Incremental 2027 TLA is on the same terms as the 2027 TLA , (ii) increases the maximum First Lien Leverage Ratio (as defined in the Amended Credit Agreement) financial covenant from 3.00:1.00 to 3.25:1.00 and (iii) increases the aggregate amount of unrestricted cash and permitted investments netted from the definitions of Consolidated First Lien Debt and Consolidated Net Debt under the Amended Credit Agreement from $100 million to $125 million. The 2027 TLA, the Incremental 2027 TLA and the 2027 Revolver are referred to together as the “Amended Credit Facility.” The Amended Credit Facility matures on February 7, 2027.
Prepayment of Earnout Note
On August 29, 2022, substantially simultaneously with entering into the Incremental Amendment, we repaid in full the $101.8 million outstanding under the Earnout Note. See “Business Acquisition – LED Business – Contingent Consideration.”
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

In December 2019, the FASB issued ASU 2019-12 – Income Taxes: Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of, and simplify GAAP for, other areas of Topic 740 by clarifying and amending existing guidance. We adopted ASU 2019-12 in the first quarter of 2022 on a prospective basis. The adoption of this ASU did not have a significant impact on our financial statements.
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
We adopted ASU 2020-06 in the first quarter of 2023 under the modified retrospective method. Upon adoption of ASU 2020-06, the previously separated equity component and associated issuance costs for our outstanding 2026 Notes were reclassified from additional capital to long-term debt, thereby eliminating future amortization of the debt discount as interest expense. Amortization of the debt discount as interest expense was $8.1 million, $7.5 million and $3.9 million in 2022, 2021 and 2020, respectively. The following table summarizes the effects of adopting ASU 2020-06:

	Ending Balance as of		Beginning Balance as of
	August 26, 2022	Adoption of ASU 2020-06	August 27, 2022
Long-term debt	$591,389	$32,183	$623,572
Additional paid-in-capital	448,112	(50,822)	397,290
Retained earnings	251,344	18,639	269,983
On August 26, 2022, we made an irrevocable election, effective August 27, 2022, under the indenture to require the principal portion of our 2026 Notes to be settled in cash and any conversion consideration in excess of the principal portion in cash and/or ordinary shares at our option upon conversion. Following the irrevocable election, only the amounts expected to be settled in excess of the principal portion are considered dilutive in calculating earnings per share under the if-converted method. See “Subsequent Events – First Supplemental Indenture to Indenture Governing 2.25% Convertible Senior Notes Due 2026.”
Business Acquisition
LED Business
On March 1, 2021, pursuant to the previously announced Asset Purchase Agreement, dated October 18, 2020, as amended by the Amendment to Asset Purchase Agreement, dated March 1, 2021 (as amended, the “CreeLED Purchase Agreement”), (i) we acquired the LED business of Cree, Inc., a corporation now known as Wolfspeed, Inc. (“Cree”), including (a) certain equipment, inventory, intellectual property rights, contracts and real estate comprising Cree’s LED products segment, (b) all of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited, a limited liability company organized under the laws of the People’s Republic of China and an indirect wholly owned subsidiary of Cree and

(c) Cree’s 51.0% ownership interest in Cree Venture LED Company Limited (“Cree Joint Venture”), Cree’s joint venture with San’an Optoelectronics Co., Ltd. (“San’an”) and (ii) we assumed certain liabilities related to the LED business (collectively, (i) and (ii), the “LED Business”). In connection with the transaction, Cree retained certain assets used in and pre-closing liabilities associated with its LED products segment.
The acquisition of the LED Business, a global industry leader, further enhances our growth and diversification strategy and fits well with our other specialty businesses in computing and memory. The LED Business comprises a broad portfolio of highly efficient LED chips and high-performance LED components within the industry, including general lighting, specialty lighting, large-format video screens and outdoor and architectural lighting. The LED Business operates as our LED Solutions segment.
Purchase Price: The purchase price for the LED Business consisted of (i) a payment of $50.0 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to Cree by the Company in the amount of $125.0 million(“LED Purchase Price Note”), (iii) an earn-out payment of up to $125.0 million based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing (“Earnout Period”), with a minimum payment of $2.5 million, payable in the form of an unsecured promissory note to be issued by us (“Earnout Note”) and (iv) the assumption of certain liabilities.
The aggregate purchase price was as follows:

Cash	$50,000
Additional payment for net working capital adjustment (1)	22,398
Fair value of LED Purchase Price Note	125,000
Fair value of Earnout Note	28,100
$225,498
(1)Includes $15.3 million paid at closing and $7.1 million paid in the fourth quarter of 2021 upon completion of the review of the net working capital assets acquired and liabilities assumed.
Contingent Consideration: The Earnout Note was accounted for as contingent consideration. The fair value of the Earnout Note was estimated as of the date of acquisition to be $28.1 million and was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate and cost of debt. The fair value measurement was based on significant inputs not observable in the market.
The Earnout Note was revalued each quarter and changes in valuation were reflected in results of operations. In 2022 and in the second half of 2021, we recorded charges of $41.3 million and $32.4 million, respectively, to adjust the value of the Earnout Note to its fair value. The changes in fair value reflected new information about the probability and timing of meeting the conditions of the revenue and gross profit targets of the LED Business. Based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing, the final calculated value of the contingent consideration was $101.8 million and, in the fourth quarter of 2022, we issued the Earnout Note to Cree for this amount. On August 29, 2022, subsequent to the end of 2022, we repaid in full the amount outstanding under that Earnout Note.

Valuation: The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on these valuation analyses. The valuation of the LED Business assets acquired and liabilities assumed, noncontrolling interest in subsidiary and consideration was as follows:

Cash and cash equivalents	$36,721
Accounts receivable	45,608
Inventories	60,423
Other current assets	5,204
Property and equipment	70,116
Operating lease right-of-use assets	7,494
Intangible assets	64,500
Other noncurrent assets	26
Accounts payable and accrued expenses	(23,673)
Other current liabilities	(27,509)
Noncurrent operating lease liabilities	(4,019)
Other noncurrent liabilities	(1,916)
Total net assets acquired	232,975
Noncontrolling interest in subsidiary	(7,477)
Consideration	$225,498
The fair values and useful lives of the intangible asset acquired was as follows:

	Amount	Estimated useful life (in years)
Technology	$49,800	7-8
Trademarks/trade names	6,100	5
Customer relationships	5,200	7-8
Order backlog	3,400	less than 1
	$64,500
•Technology intangible assets were valued using the multi-period excess earnings method based on the discounted cash flow and technology obsolescence rate. The discounted cash flow requires the use of significant assumptions, including projected revenue, expenses, capital expenditures and other costs and discount rates calculated based on the cost of equity adjusted for various risks, including the size of the acquiree, industry risk and other risk factors.
•Trademarks/trade names intangible assets were valued using the relief from royalty method, which is the discounted cash flow savings accruing to the owner by virtue of the fact that the owner is not required to license the trade names/trademarks from a third party. Key assumptions included attributable revenue expected from the trade names/trademarks, royalty rates and assumed asset life.
•Customer relationships intangible assets were valued using the multi-period excess earnings method, which is the present value of the projected cash flows expected to be generated by the existing intangible asset after reduction by an estimated fair rate of return on contributory assets required to generate the customer relationship revenues. Key assumptions included discounted cash flow, estimated life cycle and customer attrition rates.
•Order backlog intangible assets represent the value of existing firm purchase orders in place at the time of acquisition and were valued using the discounted cash flow method, which accounts for the expected profit related to the purchase orders.
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
The unaudited pro forma financial information for the year ended August 27, 2021 combines our results of operations for the year ended August 27, 2021 (which include the results of the LED Business from the March 1, 2021 acquisition date) and the results of operations of the LED Business for the six months ended December 27, 2020. The unaudited pro forma financial information for the year ended August 28, 2020 combines our results of operations for the year ended August 28, 2020 and the results of operations of the LED Business for the year ended June 28, 2020.

Year ended	August 27, 2021	August 28, 2020
Net sales	$1,705,366	$1,555,689
Net loss attributable to SGH	(142,319)	(95,926)

Earnings (loss) per share:
Basic	$(2.93)	$(2.00)
Diluted	$(2.93)	$(2.00)
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
In 2021 and 2020 we incurred costs related to the acquisition of $5.3 million and $1.1 million, respectively, which were included in selling, general and administrative expense. From March 1, 2021, the acquisition date, to August 27, 2021, revenues for the LED Business were $224.6 million and, for the same period, net income for the LED Business was $16.3 million, which excludes any expenses recognized to adjust the Earnout Note to its fair value.
Inventories

As of	August 26, 2022	August 27, 2021
Raw materials	$150,913	$163,610
Work in process	38,624	92,901
Finished goods	133,547	107,090
	$323,084	$363,601
As of August 26, 2022 and August 27, 2021, 6% and 11%, respectively, of total inventories were inventories owned and held under our logistics services.

Property and Equipment

As of	August 26, 2022	August 27, 2021
Equipment	$204,805	$182,493
Buildings and building improvements	59,047	53,502
Furniture, fixtures and software	38,715	32,114
Land	16,126	16,126
	318,693	284,235
Accumulated depreciation	(164,758)	(127,969)
	$153,935	$156,266
Depreciation expense for property and equipment was $41.1 million, $28.9 million and $22.8 million in 2022, 2021 and 2020, respectively.
Intangible Assets and Goodwill

	As of August 26, 2022		As of August 27, 2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Technology	$61,594	$(18,473)	$61,307	$(9,142)
Customer relationships	57,500	(32,238)	57,500	(22,393)
Trademarks/trade names	19,200	(9,771)	19,200	(6,628)
Order backlog	—	—	3,800	(2,571)
	$138,294	$(60,482)	$141,807	$(40,734)

Goodwill by segment:
Intelligent Platform Solutions	$40,401		$40,401
Memory Solutions	33,608		33,854
	$74,009		$74,255
In 2022, and 2021, we capitalized $1.4 million and $65.7 million, respectively, for intangible assets, with weighted-average useful lives of 17.8 years and 6.7 years, respectively. Amortization expense for intangible assets was $23.8 million, $20.3 million and $13.7 million in 2022, 2021 and 2020, respectively. Amortization expense is expected to be $21.8 million for 2023, $17.8 million for 2024, $15.3 million for 2025, $8.5 million for 2026, $7.7 million for 2027 and $6.6 million thereafter. Goodwill of our Memory Solutions segment decreased in 2022 by $0.2 million and increased in 2021 by $0.3 million from translation adjustments.
Accounts Payable and Accrued Expenses

As of	August 26, 2022	August 27, 2021
Accounts payable (1)	$345,063	$429,640
Salaries, wages and benefits	45,189	37,795
Income and other taxes	17,961	14,319
Other	5,141	2,353
	$413,354	$484,107

(1)Includes accounts payable for property and equipment of $3.5 million and $3.1 million as of August 26, 2022 and August 27, 2021, respectively.
Debt

As of	August 26, 2022	August 27, 2021
2027 TLA	$269,304	$—
Convertible Senior Notes	213,023	203,992
LED Earnout Note	101,824	—
LED Purchase Price Note	—	125,000
ABL Credit Agreement	—	25,000
Other	19,263	11,846
	603,414	365,838
Less current debt	(12,025)	(25,354)
Long-term debt	$591,389	$340,484
Reference Rate Reform
In July 2017, the Financial Conduct Authority (which regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. As of January 1, 2022, the Financial Conduct Authority ceased the publication of the one-week and two-month USD LIBOR settings. The remaining U.S. dollar LIBOR settings will continue to be published until June 30, 2023.
For each of our debt instruments that provide for interest based on LIBOR, the SOFR, as published by the Federal Reserve Bank of New York, is listed as the alternative index to replace LIBOR if a different alternative index is not agreed to prior such cessation of the LIBOR rate.
Credit Facility
On February 7, 2022, SGH and SMART Modular Technologies, Inc. entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks that provides for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the “2027 TLA”) and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (the “2027 Revolver,” and together with the 2027 TLA, the “Credit Facility”), in each case, maturing on February 7, 2027 (subject to certain earlier “springing maturity” dates upon certain conditions specified in the Credit Agreement). The Credit Agreement provides that up to $35.0 million of the 2027 Revolver is available for issuances of letters of credit.
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
Principal payments under the 2027 TLA are due quarterly equal to 2.5% per annum of the initial aggregate principal amount for the first four quarters beginning in May 2022, with such per annum percentage equal to 5.0%, 5.0%, 5.0% and 7.5% per annum in years two through five, respectively, with the balance due at maturity.
Interest and fees: Loans under the Credit Agreement bear interest at a rate per annum equal to either, at our option, a term SOFR or a base rate, in each case plus an applicable margin.
2027 TLA: The applicable margin for 2027 TLA is 2.00% per annum with respect to term SOFR borrowings, and 1.00% per annum with respect to base rate borrowings. As of August 26, 2022, the interest rate applicable to the principal amount outstanding under the 2027 TLA was 3.55% per annum. As of August 26, 2022, there was $273.3 million of 2027 TLA principal amount outstanding and unamortized issuance costs were $4.0 million and, as of August 26, 2022, the 2027 TLA had an effective interest rate of 3.99%.
2027 Revolver: The applicable margin for revolving loans varies based on our Total Leverage Ratio (as defined in the Credit Agreement) and ranges from 1.25% to 3.00% per annum with respect to term SOFR borrowings and from 0.25% to 2.00% per annum with respect to base rate borrowings. In addition, we are required to pay a quarterly unused commitment fee at an initial rate of 0.25%, which may increase up to a rate of 0.35% based on certain Total Leverage Ratio levels specified in the Credit Agreement. As of August 26, 2022, there were no amounts outstanding under the 2027 Revolver and unamortized issuance costs were $4.1 million.
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
Conversion Rights: Holders of the 2026 Notes may convert them under the following circumstances:
i.during any fiscal quarter commencing after the fiscal quarter ended on May 28, 2020 (and only during such fiscal quarter) if the last reported sale price per ordinary share exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter;
ii.during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per ordinary share on such trading day and the conversion rate on such trading day;
iii.on or after August 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date;
iv.upon the occurrence of certain corporate events or distributions on our ordinary shares, as provided in the Indenture; or
v.the 2026 Notes are called for redemption.
Upon conversion, we will pay or deliver, as applicable, cash, ordinary shares or a combination of cash and ordinary shares at our election. Through 2022, it was our intent to settle the principal amount of the 2026 Notes in cash upon any conversion. As a result, only the amounts payable in excess of the principal amounts upon conversion of the 2026 Notes are considered in diluted earnings per share under the treasury stock method. On August 26, 2022, we made an irrevocable election, effective August 27, 2022, under the indenture to require the principal portion of our 2026 Notes to be settled in cash and any conversion consideration in excess of the principal portion in cash and/or ordinary shares at our option upon conversion. Following the irrevocable election, only the amounts expected to be settled in excess of the principal portion are considered dilutive in calculating earnings per share under the if-converted method. See “Subsequent Events – First Supplemental Indenture to Indenture Governing 2.25% Convertible Senior Notes Due 2026.”
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

Debt issuance costs for the 2026 Notes were $8.0 million, consisting of initial purchasers’ discount and other issuance costs, and were allocated to the liability and equity components using the same proportions as the allocation of the proceeds from the 2026 Notes. Transaction costs attributable to the liability component were $6.3 million and are netted with the debt balance and amortized to interest expense over the term of the 2026 Notes. Transaction costs attributable to the equity component were $1.7 million and are netted with the equity component in additional paid-in-capital. Unamortized debt discount and issuance costs are amortized over the term of the 2026 Notes using the effective interest rate method.
As of August 26, 2022 and August 27, 2021, the effective interest rate was 7.06%. Interest expense for the 2026 Notes consisted of 2.25% contractual stated interest and amortization of discount and issuance costs and included of the following:

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Contractual stated interest	$5,609	$5,609	$3,078
Amortization of discount and issuance costs	9,031	8,419	4,385
	$14,640	$14,028	$7,463
As of both August 26, 2022 and August 27, 2021, the carrying amount of the equity components of the 2026 Notes, which are included in additional paid-in-capital, was $50.8 million. As of the beginning of the first quarter of 2023, we adopted ASU 2020-06. In connection therewith, we reclassified $50.8 million from additional paid-in-capital to long-term debt. See “Recently Issued Accounting Standards.”
LED Earnout Note
Part of our consideration for the acquisition of the LED Business in March 2021 was the possibility of an earn-out payment of up to $125 million based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing, with a minimum payment of $2.5 million. In the third quarter of 2022, we issued an unsecured promissory note to Cree for this earnout in the amount of $101.8 million. The Earnout Note bore interest at LIBOR plus 3.0%, payable quarterly, and was scheduled to mature on March 27, 2025. On August 29, 2022, subsequent to the end of our fiscal year 2022, we repaid in full the amount outstanding under that Earnout Note.
LED Purchase Price Note
In connection with the acquisition of the LED Business in March 2021, we issued an unsecured promissory note to Cree in the amount of $125 million. The LED Purchase Price Note bore interest at LIBOR plus 3.0%, payable quarterly, and was due on August 15, 2023. In the second quarter of 2022, we repaid in full the LED Purchase Price Note.
Asset-Based Lending Credit Agreement
In the second quarter of 2022, we used a portion of the proceeds of the Credit Facility to pay in full all borrowings and terminated all commitments under our ABL Credit Agreement, dated as of December 23, 2020.
Other
Through one of our Brazil subsidiaries, we are party to a credit facility with the Funding Authority for Studies and Projects (“FINEP”), an organization of the Brazilian federal government under the Ministry of Science, Technology and Innovation devoted to funding science and technology in Brazil. The facility provides for borrowings of up to R$102.2 million (or $19.7 million) for investments in technology innovation projects used in infrastructure and research and development conducted in Brazil as well as for the acquisition of equipment. The facility bears interest bears interest at 2.8% per annum and provides for unused commitment fees of 0.1% per month. The agreement also provides for initial administration fees of 1.09%, deducted from each advance of funds. Amounts outstanding and available under the facility are guaranteed by two unrelated parties, subject to a guarantee fee of 1.5% per annum. The facility includes customary conditions and can be terminated in the event of a change of effective control. Amounts borrowed under the agreement are due in monthly installments of principal and interest beginning in June 2022, with the final payment due in December 2027. On December 30, 2020 and July 19, 2022, we borrowed R$61.3 million (or $11.8 million) and R$40.9 million (or $7.9 million), respectively, under the agreement and, as of August 26, 2022, the outstanding balance was $19.3 million.

Maturities of Debt
As of August 26, 2022, maturities of debt were as follows:

2023	$12,150
2024	20,744
2025	119,130
2026	265,588
2027	225,275
2028 and thereafter	1,482
Less unamortized discount and issuance costs	(40,955)
$603,414
Leases
As of August 26, 2022 and August 27, 2021, we had operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Fixed lease cost	$13,511	$9,377	$6,743
Variable lease cost	1,534	1,445	842
Short-term lease cost	466	288	295
	$15,511	$11,110	$7,880
Cash flows used for operating activities in 2022, 2021 and 2020 included payments for operating leases of $10.0 million, $7.5 million and $5.1 million, respectively. Noncash acquisitions of right-of-use assets were $47.6 million, $24.5 million and $8.8 million in 2022, 2021 and 2020, respectively.
As of August 26, 2022 and August 27, 2021, the weighted-average remaining lease term for our operating leases was 10.9 years and 6.1 years, respectively. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms. As of August 26, 2022 and August 27, 2021, the weighted-average discount rate for our operating leases was 6.1% and 6.7%, respectively.
Minimum payments of lease liabilities as of August 26, 2022 were as follows:

2023	$11,365
2024	11,772
2025	9,738
2026	8,620
2027	8,572
2028 and thereafter	65,868
115,935
Less imputed interest	(35,567)
Present value of total lease liabilities	$80,368

Commitments and Contingencies
Commitments
As of August 26, 2022, we had commitments of $102.9 million for purchase obligations, a substantial majority of which will be due within one year. Purchase obligations include payments for the acquisition of inventories, property and equipment and other goods or services of either a fixed or minimum quantity.
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
Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. In 2022, we repurchased an aggregate of 2.6 million shares for $50.0 million under the repurchase authorization. As of August 26, 2022, these repurchased shares were held in treasury.
Other Share Repurchases
We repurchased 241 thousand, 153 thousand and 28 thousand ordinary shares as payment of withholding taxes for $7.2 million, $4.2 million and $0.7 million in 2022, 2021 and 2020, respectively. As of August 26, 2022, these repurchased shares were held in treasury.

In addition, in January 2021, we repurchased an aggregate of 1.1 million ordinary shares for $44.3 million from Silver Lake Partners III Cayman (AIV III), L.P., Silver Lake Technology Investors III Cayman, L.P., Silver Lake Sumeru Fund Cayman, L.P. and Silver Lake Technology Investors Sumeru Cayman, L.P. in a privately negotiated transaction. The transaction closed on January 15, 2021. As of August 26, 2022, these repurchased shares were held in treasury.
Capped Calls
In connection with the offering of the our 2026 Notes in February 2020, we entered into capped call transactions (“Capped Calls”), at arms-length, which have initial strike prices of approximately $20.30 per share, subject to certain adjustments, corresponding to the initial conversion price of the 2026 Notes, and initial cap prices of $27.07 per share, which are subject to certain adjustments. The Capped Calls cover, subject to anti-dilution adjustments, approximately 12.3 million ordinary shares of the Company and are generally intended to reduce the potential economic dilution upon any conversion of 2026 Notes and/or offset any potential cash payments we may be required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The Capped Calls expire February 15, 2026 (the maturity date of the 2026 Notes), subject to earlier exercise. The Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including mergers, tender offers and delistings involving the Company. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including insolvency filings and hedging disruptions.
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
The Cree Joint Venture has a manufacturing agreement pursuant to which San’an supplies it with mid-power LED products and we and the Cree Joint Venture have a sales agent agreement pursuant to which we are the independent sales representative of the Cree Joint Venture. The Cree Joint Venture produces and delivers to market high performing, mid-power lighting class LEDs in an exclusive arrangement serving the markets of North and South America, Europe and Japan, and serves China markets and the rest of the world on a non-exclusive basis.
The 49% ownership interest held by San’an is classified as noncontrolling interest. In the second quarter of 2022, the Cree Joint Venture distributed an aggregate of $7.7 million to its partners, including $3.9 million to SGH and $3.8 million to San’an. Noncontrolling interest increased by $2.0 million and $1.2 million in 2022 and 2021, respectively, for San’an’s share of net income from the Cree Joint Venture. Remaining cash and other assets of the Cree Joint Venture are generally not available for use by us in our other operations.
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
Pursuant to the Brazil Incentive Programs, we recognized aggregate financial credits, reflected as a reduction of research and development expense, of $17.3 million, $30.0 million and $6.4 million in 2022, 2021 and 2020, respectively. Financial credits earned under the Brazil Incentive Programs may be refunded in cash or used to offset liabilities for Brazil federal taxes. As of August 26, 2022 and August 27, 2021, earned but unused financial credits were $18.7 million and $19.8 million, respectively. Financial credits earned but unused as of August 26, 2022 can be utilized through August 2026.
Fair Value Measurements
Cash and cash equivalents as of August 26, 2022 and August 27, 2021 included money market funds of $13.8 million and $2.7 million, respectively, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets. Fair value measurements of other assets and liabilities were as follows:

	As of August 26, 2022		As of August 27, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative financial instrument assets	$—	$—	$883	$883

Liabilities:
Derivative financial instrument liabilities	$605	$605	$50	$50
2027 TLA	273,281	269,304	—	—
Convertible Senior Notes	290,223	213,023	335,668	203,992
LED Earnout Note	96,412	101,824	—	—
LED Purchase Price Note	—	—	125,000	125,000
ABL Credit Agreement	—	—	25,000	25,000
Debt – other	17,855	19,263	10,702	11,846
Acquisition-related contingent consideration	—	—	60,500	60,500
The fair values of our derivative financial instruments, as measured on a recurring basis, were based on Level 2 measurements, including market-based observable inputs of currency exchange spot and forward rates, interest rates and credit-risk spreads.
The fair value of our Convertible Senior Notes (excluding the value of the equity component of our convertible notes), as measured on a non-recurring basis, was determined based on Level 2 measurements, including the trading price of the convertible notes. The fair values of our 2027 TLA, LED Earnout Note, LED Purchase Price Note, ABL Credit Agreement and other debt, as measured on a non-recurring basis, were estimated based on Level 2 measurements, including discounted cash flows and interest rates based on similar debt issued by parties with credit ratings similar to ours.
Acquisition-related contingent consideration related to our acquisition of the LED Business and was included in noncurrent liabilities. The fair value as of August 27, 2021, measured on a recurring basis, was based on Level 3 measurements, which included significant inputs not observable in the market. The fair value was estimated using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate and cost of debt. Assumptions used in the determination of fair value also included estimates of future revenue and gross profit of the LED Business.

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
In 2022 and 2021, we recognized net realized losses of $2.4 million and $3.4 million, respectively, and in 2020, we recognized net realized gains of $11.3 million from changes in the fair value of non-designated forward contracts. In 2022, we recognized net unrealized losses of $0.8 million, and in 2021 and 2020, we recognized net unrealized gains of $1.9 million and $0.1 million, respectively, from changes in the fair value of non-designated forward contracts.
Equity Plans
Our Amended and Restated 2017 Share Incentive Plan (as amended, the “2017 Plan”) provides for the issuance of equity awards to our employees, directors and consultants. Such awards include both incentive and non-qualified options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”) and performance-based awards such as performance-based restricted stock awards (“PRSAs”) and performance-based restricted share units (“PSUs”). As of August 26, 2022, 4.0 million of our ordinary shares were available for issuance under the 2017 Plan.
Our 2021 Share Inducement Plan (the “Inducement Plan” and together with the 2017 Plan, our “SGH Plans”) provides for the issuance of equity awards to provide inducements for certain individuals to enter into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Marketplace Rules, and to motivate such persons to contribute to, and to enable them to share in any long-term growth and financial success we may experience. Such awards include options, share appreciation rights, RSAs, RSUs and performance-based awards such as PRSAs and PSUs. As of August 26, 2022, 2.0 million of our ordinary shares were available for issuance under the Inducement Plan.
Our employee share purchase plan (“ESPP”) has been offered to substantially all employees since April 2018 and generally permits eligible employees to purchase our ordinary shares through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. As of August 26, 2022, 1.9 million of our ordinary shares were available for issuance under the ESPP.
Options and RSUs generally vest over a period of four years, and options generally have a ten-year term.
Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)

	Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of August 27, 2021	5,637	$18.08	$134,425
Granted	1,642	$25.73
Vested	(2,057)	$18.10
Forfeited and cancelled	(344)	$20.54
Outstanding as of August 26, 2022	4,878	$20.47	$94,052

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Awards granted	1,642	4,651	1,680
Weighted average grant-date fair value per share	$25.73	$19.59	$12.21
Aggregate vesting-date fair value of shares vested	$49,821	$21,381	$12,464
Restricted Awards include grants with service, performance and/or market conditions with restrictions that generally lapse after a three- to four-year service period. Awards with market conditions are based on either the Company’s share price or the Company’s total shareholder return (“TSR”) relative to companies included in a market index. For awards with market conditions, the number of shares that will vest will vary between 0% and 200% of target amounts, depending upon the Company’s achievement level over the specified performance period. The fair value of awards with market conditions were fixed at the grant date using a Monte Carlo simulation analysis and were based on significant inputs not observable in the market.
In May 2020, we granted a PSRA that had both service and performance conditions. As of August 28, 2020, we deemed it was probable that the service condition would be met and the attainment of the performance condition for this award was probable. On October 20, 2020, we modified this award, as well as another time-based award, each for our former CEO, to accelerate the remaining service-based vesting requirements such that they became fully vested as of the acceleration date. These modifications resulted in additional share-based compensation expense in the first quarter of 2021 of $5.8 million.
As of August 26, 2022, total unrecognized compensation costs for unvested Restricted Awards was $88.6 million, which was expected to be recognized over a weighted average period of 2.55 years.
Share Options
As of August 26, 2022, there were 3.3 million share options outstanding, which are generally exercisable in increments of either one-fourth or one-third per year beginning one year from the date of grant. Share options generally expire seven to ten years from the date of grant. The total intrinsic value for options exercised was $6.3 million, $8.6 million and $3.0 million in 2022, 2021 and 2020, respectively.

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of August 27, 2021	3,778	$14.95	6.33	$33,602
Granted	—	$—
Exercised	(443)	$12.75
Forfeited and cancelled	(61)	$11.04
Outstanding as of August 26, 2022	3,274	$15.32	5.22	$14,429

Exercisable as of August 26, 2022	2,776	$15.97	4.77	$10,673

Year ended	August 27, 2021	August 28, 2020
Share options granted	500	1,926
Weighted average grant-date fair value per share	$6.65	$5.73
Average expected term in years	6.25	6.25
Weighted-average expected volatility	52.07%	49.18%
Weighted-average risk-free interest rate	0.49%	1.32%
Expected dividend yield	—	—
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
As of August 26, 2022, total aggregate unrecognized compensation costs for unvested options was $2.8 million, which was expected to be recognized over a weighted average period of 1.73 years.

In March 2018, we granted two performance-based options that contained a stock market index as a benchmark for performance (“Market-Based Options”). Share-based compensation expense for these options is recognized over the requisite service period by tranche. The exercisability of Market-Based Options will depend upon the 30-trading day rolling average closing price of our ordinary shares. If the target price is not achieved by the end of 4th or 7th anniversary of the respective grant date, the options will expire. The fair value of Market-Based Options was determined by using a Monte Carlo simulation analysis with the following assumptions: expected term of 1.10-4.00 years, expected volatility of 46.29%, risk-free interest rate of 2.75% and no expected dividends. One of the Market-Based Options was cancelled in November 2019, resulting in an additional $2.0 million share-based compensation expense recorded in the first quarter of 2020. In August 2020, we modified the terms of the remaining Market-Based Option to remove one of the service conditions to allow the continuation of vesting of the unvested options subject to the remaining service condition. The modification resulted in an updated fair value using a Monte Carlo simulation analysis with the following assumptions: expected volatility of 56.07% and risk-free interest rate of 0.34%. The modification of this Market-Based Option, as well as a time-based option also granted in March 2018, resulted in the reversal of $2.3 million share-based compensation expense in the fourth quarter of 2020.
Employee Share Purchase Plan
The SMART Global Holdings, Inc. Employee Share Purchase Plan has been offered to substantially all employees since April 2018 and generally permits eligible employees to purchase our ordinary shares through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. The purchase price of shares under the ESPP equals 85% of the lower of the fair market value of our ordinary shares on either the first or last day of each offering period, which is generally six months. Compensation expense is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes option valuation model and is recognized over the offering period. Under the ESPP, employees purchased 307 thousand ordinary shares for $6.5 million in 2022, 353 thousand shares for $3.6 million in 2021 and 314 thousand shares for $3.0 million in 2020.
Share-Based Compensation Expense

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Share-based compensation expense by caption:
Cost of sales	$6,740	$4,593	$3,022
Research and development	6,377	4,429	3,069
Selling, general and administrative	27,002	24,855	12,625
	$40,119	$33,877	$18,716
Income tax benefits related to the tax deductions for share-based awards are recognized only upon the settlement of the related share-based awards. Income tax benefits for share-based awards were $1.3 million in 2022 and were de minimis in 2021 and 2020.
Employee Savings and Retirement Plan
We have a 401(k) retirement plan under which U.S. employees may make contributions subject to Internal Revenue Service annual contribution limits, to various savings alternatives, none of which include direct investment in the Company’s ordinary shares. We may make matching contributions, which vest immediately, at our discretion. Contribution expense for our 401(k) plan was $4.4 million, $3.4 million and $2.3 million in 2022, 2021 and 2020, respectively.
Revenue and Customer Contract Balances
We disaggregate revenue by segment and geography and by product and service revenue. See “Segment and Other Information.”

Net Sales and Gross Billings
Net sales by products and services and gross amounts billed for services, including logistics services in which we act as an agent for our customers, were as follows:

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Net sales:
Products and professional services	$1,755,883	$1,465,765	$1,090,173
Logistics services	63,469	35,377	32,204
	$1,819,352	$1,501,142	$1,122,377

Gross billings in connection with logistics services:
Logistics services	$63,469	$35,377	$32,204
Cost of materials (1)	1,601,289	751,985	604,698
	$1,664,758	$787,362	$636,902
(1)Included in gross billings are amounts billed to customers for the cost of materials procured in an agent capacity in connection with our logistics services business, which includes procurement, logistics, inventory management, temporary warehousing, kitting and/or packaging services. While we take title to inventory under such arrangements, control of such inventory does not transfer to us as we do not, at any point, have the ability to direct the use, and thereby obtain the benefits of, the inventory.
Customer Contract Balances

As of	August 26, 2022	August 27, 2021
Contract assets (1)	$1,322	$4,247

Contract liabilities: (2)
Deferred revenue (3)	$39,676	$19,271
Customer advances	24,125	15,835
	$63,801	$35,106
(1)Contract assets are included in other current assets.
(2)Contract liabilities are included in other current liabilities and noncurrent liabilities based on the timing of when our customer is expected to take control of the asset or receive the benefit of the service.
(3)Deferred revenue includes $23.3 million and $0.4 million as of August 26, 2022 and August 27, 2021, respectively, related to contracts that contain termination rights.
Contract assets represent amounts recognized as revenue for which we do not have the unconditional right to consideration. Contract assets as of August 26, 2022 related to amounts expected to be invoiced during the next 12 months. As of August 26,2022, there were no contract assets remaining to be invoiced from August 27, 2021.
Deferred revenue related to amounts received from customers in advance of satisfying performance obligations. As of August 26, 2022 we expect to recognize revenue of $30.8 million of the balance of $39.7 million in the next 12 months, and the remaining amount thereafter. In 2022, we recognized revenue of $14.1 million from satisfying performance obligations related to amounts included in deferred revenue as of August 27, 2021. Customer advances represent amounts received from customers for advance payments to secure product and services. In 2022, we recognized revenue of $5.2 million from satisfying performance obligations related to amounts included in customer advances as of August 27, 2021.
As of August 26, 2022 and August 27, 2021, other current liabilities included $15.4 million and $24.9 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.

Other Non-operating (Income) Expense

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Foreign currency losses	$4,728	$719	$3,408
Loss on extinguishment of debt	653	—	6,822
Loss from remeasurement of Capped Calls	—	—	7,719
Other	(544)	(1,094)	(979)
	$4,837	$(375)	$16,970
Foreign currency losses relate primarily to our Brazil operating subsidiaries.
In the second quarter of 2020, we used $208.7 million from the net proceeds from the offering of the 2026 Notes to repay in full our then-outstanding term loans, including the payment of accrued interest, premiums, related fees and expenses. Related unamortized debt discounts and issuance costs of $4.6 million were charged to operations in connection with the extinguishment. As a result, we recognized a loss on the extinguishment of debt of $6.6 million. In the third quarter of 2020, we restructured a credit agreement and recognized debt extinguishment losses of $0.2 million.
The loss from remeasurement of our Capped Calls resulted from the reclassification of the Capped Calls from a noncurrent derivative asset to additional paid in capital in an amount equal to their fair value as of March 30, 2020. See “Equity.”
Income Taxes
Our income tax provision (benefit) consisted of the following:

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Income (loss) before income taxes:
U.S.	$12,405	$(28,326)	$(13,120)
Foreign	76,098	66,298	22,480
	$88,503	$37,972	$9,360

Income tax provision (benefit):
Current:
Federal	$1,100	$—	$—
State	1,772	623	143
Foreign	18,588	18,022	12,164
	21,460	18,645	12,307
Deferred:
Federal	259	(13)	258
State	43	3	37
Foreign	(1,851)	(3,169)	(2,099)
	(1,549)	(3,179)	(1,804)
Income tax provision	$19,911	$15,466	$10,503
In applying the statutory tax rate in the effective income tax rate reconciliation, we used the U.S. statutory tax rate, rather than the Cayman Islands zero percent tax rate. The table below reconciles our tax provision (benefit) based on the U.S. federal statutory rate to our effective tax rate:

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Statutory tax rate	21.0%	21.0%	21.0%
Foreign income taxes at different rates	6.8%	19.9%	58.5%
State income tax, net of federal benefit	3.7%	5.5%	8.9%
Change in valuation allowance	3.5%	26.9%	23.5%
Non-deductible expenses (non-taxable income)	(1.3)%	(5.7)%	19.1%
Foreign tax incentives	(11.1)%	(26.9)%	(14.0)%
Foreign withholding tax	2.7%	3.9%	3.7%
Tax credits	(3.3)%	(5.4)%	(7.3)%
Other	0.5%	1.5%	(1.2)%
Effective tax rate	22.5%	40.7%	112.2%
Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes as well as carryforwards. Net deferred tax assets are included in other noncurrent assets and consisted of the following:

As of	August 26, 2022	August 27, 2021
Deferred tax assets:
Accruals and allowances	$22,458	$22,629
Share-based compensation	6,073	8,581
Research and other tax credit carryforwards	9,686	8,971
Operating lease liabilities	13,405	7,721
Tax amortizable goodwill	17,561	7,086
Net operating loss carryforwards	23,723	29,834
Gross deferred tax assets	92,906	84,822
Valuation allowance	(52,267)	(49,154)
Deferred tax assets, net of valuation allowance	40,639	35,668

Deferred tax liabilities:
Right-of-use assets	12,693	7,280
Property and equipment	13,859	14,078
Intangible assets	8,348	9,643
Deferred tax liabilities	34,900	31,001
Net deferred tax assets	$5,739	$4,667
As of August 26, 2022, we had U.S. federal and state net operating loss carryforwards of $86.9 million and $47.7 million, respectively. Federal net operating loss carryforwards of $71.2 million will expire in 2028 through 2038, if not utilized, and the remaining $15.7 million is indefinite lived. The state net operating loss carryforwards will expire in 2024 through 2040. In addition, as of August 26, 2022, we have U.S. federal and state research and development credit carryforwards of $7.4 million and $1.1 million, respectively, and $1.4 million of foreign tax credit carryforwards. Federal and state carryforwards prior to 2018 are subject to an annual limitation, under the provisions of Section 382 of the Internal Revenue Code of 1986. Section 382 provides an annual limitation on net operating loss and credit carryforwards following an ownership change. Any unused annual limitation is carried forward and added to the limitation in the subsequent year. We have foreign net operating loss carryforwards of $20.0 million, of which $16.2 million will expire in 2024 through 2025 and the remaining $3.8 million is indefinite lived.

Activity related to our deferred tax valuation allowance was as follows:

	Balance at Beginning of Year	Charged (Credited) to Operations	Charged to Other Accounts	Balance at End of Year
Deferred tax valuation allowance:
Year ended August 26, 2022	$49,154	$3,113	$—	$52,267
Year ended August 27, 2021	38,921	10,233	—	49,154
Year ended August 28, 2020	36,722	2,199	—	38,921
Our valuation allowance on deferred tax assets primarily relates to our U.S. net operating loss carryforwards and tax credit carryforwards and Netherlands tax loss carryforward. The increase in valuation allowance of $3.1 million in 2022 is primarily attributable to the valuation allowance on deferred tax assets related to the LED Business subsequent to the date of acquisition. We intend to maintain a valuation allowance until sufficient positive evidence exists to support the realization of such deferred tax assets.
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
Effective February 1, 2011, SMART Brazil began to participate in PADIS. This program is specifically designed to promote the development of the local semiconductor industry. The Brazilian government has approved multiple applications for different products by SMART Brazil for certain beneficial tax treatment under the PADIS incentive. This beneficial tax treatment includes a reduction in the Brazil statutory income tax rate from 34% to 9% on taxable income for the Brazilian semiconductor operations of SMART Brazil. We have operations in Malaysia, where we have tax incentive arrangements for our pioneer status activities and our global supply chain business. The statutory tax rate for Malaysia is 24%. These arrangements are scheduled to expire in August 2028 and are subject to certain conditions, for which we have complied in 2022, 2021 and 2020. The effect of the tax incentive arrangements noted above reduced our income tax provision by $15.6 million (benefiting our diluted earnings per share by $0.29) in 2022, $15.7 million ($0.30 per diluted share) in 2021 and $13.5 million ($0.28 per diluted share) in 2020.
Below is a reconciliation of the beginning and ending amounts of our unrecognized tax benefits:

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Beginning unrecognized tax benefits	$17,454	$16,514	$15,037
Increases related to prior year tax provisions	—	—	67
Decreases related to prior year tax provisions	(212)	(397)	—
Increases related to current year tax provisions	1,678	1,337	1,410
Ending unrecognized tax benefits	$18,920	$17,454	$16,514
As of August 26, 2022 and August 27, 2021, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, was $1.9 million and $1.8 million, respectively. Amounts accrued for interest and penalties related to uncertain tax positions were not material for any period presented. The resolution of tax audits or expiration of statute of limitations could also reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months would not be material.
We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states and various foreign jurisdictions throughout the world. We regularly engage in discussions and negotiations with tax authorities regarding tax matters, including transfer pricing, and we continue to defend any and all such claims presented. Our U.S. federal and state tax returns remain open to examination for 2006 through 2021. In addition, tax returns that remain open to examination in non-U.S. subsidiaries, including Malaysia, Brazil, Luxembourg, United Kingdom, Hong Kong and China, vary by country. We believe that adequate amounts of taxes and related interest and penalties have been provided, and any adjustments as a result of examinations are not expected to materially adversely affect our business, results of operations or financial condition.
Earnings Per Share

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Net income (loss) attributable to SGH – Basic and Diluted	$66,557	$21,310	$(1,143)

Weighted-average shares outstanding – Basic	49,467	48,558	47,988
Dilutive effect of equity plans and convertible notes	4,976	3,026	—
Weighted-average shares outstanding – Diluted	54,443	51,584	47,988

Earnings (loss) per share:
Basic	$1.35	$0.44	$(0.02)
Diluted	$1.22	$0.41	$(0.02)
Below are unweighted potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

As of	August 26, 2022	August 27, 2021	August 28, 2020
Equity plans	329	5,380	9,369
Convertible notes	—	—	12,313
	329	5,380	21,682
We have the option to pay cash, issue shares or a combination thereof for the aggregate amount due upon any conversion of our 2026 Notes. Through 2022, it was our intent to settle the principal amount of the 2026 Notes in cash upon any conversion. As a result, only the amounts payable in excess of the principal amounts upon conversion of the 2026 Notes are considered in diluted earnings per share under the treasury stock method.
On August 26, 2022, we made an irrevocable election, effective August 27, 2022, under the indenture to require the principal portion of our 2026 Notes to be settled in cash and any conversion consideration in excess of the principal portion in cash and/or ordinary shares at our option upon conversion. Following the irrevocable election, only the amounts expected to be settled in excess of the principal portion are considered dilutive in calculating earnings per share under the if-converted method. See “Subsequent Events – First Supplemental Indenture to Indenture Governing 2.25% Convertible Senior Notes Due 2026.” The 2026 Notes are dilutive when the average share price of the Company’s ordinary shares for a reporting period exceeds the conversion price of the 2026 Notes of $20.30 per share.
Segment and Other Information
Segment information presented below is consistent with how our chief operating decision maker evaluates operating results to make decisions about allocating resources and assessing performance. We have the following three business units, which are our reportable segments:
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
•Intelligent Platform Solutions (“IPS”): Our IPS group, under our Penguin Solutions brand, consists of two major product lines – Penguin Computing and Penguin Edge. Penguin Computing offers specialized platform solutions for high-performance computing, artificial intelligence, machine learning and advanced modeling for technology research. We provide these leading-edge solutions to customers in the government, hyperscale, energy, financial services and education markets. Penguin Edge offers solutions for embedded and wireless applications, specializing in high-reliability products for a wide range of customers in government, telecommunications, health care, smart city, network edge and industrial applications.
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

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Net sales:
Memory Solutions	$975,181	$931,818	$857,237
Intelligent Platform Solutions	440,986	344,757	265,140
LED Solutions	403,185	224,567	—
Total net sales	$1,819,352	$1,501,142	$1,122,377

Segment operating income:
Memory Solutions	$119,849	$91,737	$71,867
Intelligent Platform Solutions	54,019	32,931	12,362
LED Solutions	53,761	36,126	—
Total segment operating income	227,629	160,794	84,229

Unallocated:
Share-based compensation expense	(40,119)	(33,877)	(18,716)
Amortization of acquisition-related intangibles	(23,729)	(20,255)	(13,654)
Flow through of inventory step up	—	(7,090)	—
Out of period import tax expense (1)	—	(4,345)	—
Acquisition and integration expenses	(7,090)	(5,314)	(5,532)
Change in fair value of contingent consideration	(41,324)	(32,400)	—
Other	(858)	(2,316)	(4,997)
Total unallocated	(113,120)	(105,597)	(42,899)
Consolidated operating income	$114,509	$55,197	$41,330
(1)During the second quarter of 2021, we recorded an out-of-period adjustment to correct errors originating in previous periods related to understated import tax costs, which resulted in a $4.3 million increase in cost of sales, $0.7 million increase in interest expense and a $1.7 million benefit to income taxes. The adjustment was not considered material to the interim or annual consolidated financial statements for the year ended August 27, 2021 nor to any previously issued interim or annual consolidated financial statements.

Depreciation included in segment operating income was as follows:

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
Memory Solutions	$23,710	$19,547	$19,117
Intelligent Platform Solutions	4,664	3,275	3,659
LED Solutions	12,736	6,034	—
	$41,110	$28,856	$22,776
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
A significant portion of our net sales is concentrated with a select number of customers. Sales to our ten largest customers in 2022, 2021 and 2020 were 65%, 65% and 66%, respectively, of total net sales. As of August 26, 2022, two customers accounted for 22% and 17%, respectively, of accounts receivable.
Net sales to a number of customers each exceeded 10% of our total net sales in the past three years. Net sales to a Memory Solutions customer were 11%, 12% and 17% of total net sales in 2022, 2021 and 2020, respectively. Net sales to an IPS customer were 15% and 10% of total net sales in 2022 and 2021, respectively. Additionally, net sales to another Memory Solutions customer were 11% of total net sales in 2020. No other customers accounted for more than 10% of our total net sales in 2022, 2021 and 2020.
We rely on a limited number of suppliers for a significant portion of our raw materials. Purchases from our three largest suppliers in 2022, 2021 and 2020 were $1.5 billion, $1.1 billion and $0.9 billion, respectively. As of August 26, 2022 and August 27, 2021, accounts payable and accrued expenses included $170.1 million and $148.4 million, respectively, for amounts owed to our largest three suppliers for 2022 and 2021, respectively.
Geographic Information
Net sales by geographic area, based on customer ship-to location, were as follows:

Year ended	August 26, 2022	August 27, 2021	August 28, 2020
United States	$705,540	$601,728	$477,975
Brazil	424,933	447,249	390,021
China	309,175	213,989	90,705
Europe	116,278	84,216	37,758
Other	263,426	153,960	125,918
	$1,819,352	$1,501,142	$1,122,377

Long-lived assets by geographic area, including property and equipment and right-of-use assets, were as follows:

As of	August 26, 2022	August 27, 2021
Brazil	$62,803	$63,858
China	52,201	61,405
United States	102,907	56,746
Malaysia	10,778	11,329
Other	2,645	3,797
	$231,334	$197,135

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of SMART Global Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SMART Global Holdings, Inc. and subsidiaries (the “Company”) as of August 26, 2022 and August 27, 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended August 26, 2022, and the related notes, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 26, 2022 and August 27, 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 26, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 14, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition — Refer to the Significant Accounting Policies and Revenue and Customer Contract Balances notes to the financial statements
Critical Audit Matter Description
The Company had $1.8 billion of revenue for the year ended August 26, 2022 of which $441 million related to the Intelligent Platform Solutions segment (“IPS”).
A portion of the Company’s revenue is derived from the sale of customized products. In certain cases, the Company recognizes revenue when control of the underlying assets pass to the customer when the customer is able to direct the use of, and obtain substantially all of the remaining benefit from, the assets; the customer has the significant risks and rewards associated with ownership of the assets; and the Company has a present right to payment. Under the terms of these arrangements, the Company cannot repurpose products without the customer’s consent and accordingly, the Company recognizes revenue at the point in time when products are completed and made available to the customer.

A portion of the Company’s service revenue is from professional consulting services, including installation and other services and hardware and software related support. Each contract may contain multiple performance obligations, which requires the transaction price to be allocated to each performance obligation. The Company allocates the consideration to each performance obligation based on the relative selling price, determined as the best estimate of the price at which the Company would transact if it sold the deliverable regularly on a stand-alone basis.
We identified both the evaluation of performance obligations and the determination of the timing of recognition as performance obligations are satisfied in certain contracts within the IPS segment to be a critical audit matter. This required a high degree of auditor judgment and an increased extent of audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company's identification of performance obligations and the recognition of revenue as performance obligations are satisfied for the IPS segment included the following, among others:
–We tested the effectiveness of internal controls related to revenue for the IPS segment including those related to the identification of the performance obligations and the recognition of revenue as performance obligations were satisfied.
–We evaluated management's significant accounting policies related to revenue recognition for compliance with generally accepted accounting principles.
–We selected a sample of contract documents for customers in the IPS segment and performed the following procedures:
•Obtained and read the arrangement with the customer for each selection, including the contract, amendments, purchase order, and other documents (together the “contractual documents”) that were part of the arrangement, each as applicable.
•Held inquiries with management outside of accounting, as needed, to identify the performance obligations in the contract and assist in evaluating when performance obligations are satisfied.
•Assessed the terms and conditions in the contractual documents and evaluated the appropriateness of management's application of their accounting policies in the evaluation of performance obligations and the recognition of revenue as performance obligations are satisfied.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 14, 2022
We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of August 26, 2022, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13a-15(f). Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on the consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 26, 2022. The effectiveness of our internal control over financial reporting as of August 26, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of SMART Global Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SMART Global Holdings, Inc. and subsidiaries (the “Company”) as of August 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 26, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 26, 2022, of the Company and our report dated October 14, 2022, expressed an unqualified opinion on those financial statements.
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
October 14, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to our 2022 Proxy Statement for our next Annual General Meeting to be filed with the SEC within 120 days after August 26, 2022.
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Financial Statements. See “Item 8. Financial Statements and Supplementary Data.”
2.Certain Financial Statement Schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
3.Exhibits. See “Index to Exhibits” below.
INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 8, 2018, by and among SMART Global Holdings, Inc., Glacier Acquisition Sub, Inc., Penguin Computing, Inc. and Fortis Advisors LLC		8-K	001-38102	2.01	06/11/2018
2.2	Stock Purchase Agreement, dated as of July 8, 2019, by and among Artesyn Embedded Computing, Inc., Pontus Intermediate Holdings II, LLC, Pontus Holdings, LLC and SMART Global Holdings, Inc.		8-K	001-38102	2.1	07/12/2019
2.3**	Asset Purchase Agreement, dated as of October 18, 2020, between Cree, Inc., SMART Global Holdings, Inc. and CreeLED, Inc.		8-K	001-38102	2.1	03/03/2021
2.4**	Amendment to Asset Purchase Agreement dated March 1, 2021, between Cree, Inc., SMART Global Holdings, Inc. and CreeLED, Inc.		8-K	001-38102	2.2	03/03/2021
2.5**	Share Purchase Agreement, dated as of June 28, 2022, by and among SMART Global Holdings, Inc., a Cayman Islands exempted company, Storm Private Holdings I Ltd., a Cayman Islands exempted company, and Storm Private Investments LP, a Cayman Islands exempted limited partnership		8-K	001-38102	2.1	08/29/2022
3.1	Second Amended and Restated Memorandum and Articles of Association of SMART Global Holdings, Inc.		10-Q	001-38102	3.1	04/07/2020
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934		10-K	001-38102	4.1	10/25/2021
4.2	Indenture, dated February 11, 2020, between SMART Global Holdings, Inc. and U.S. Bank National Association		8-K	001-38102	4.1	02/11/2020
4.3	Form of 2.25% Convertible Senior Notes due 2026		8-K	001-38102	4.2	02/11/2020
4.4	First Supplemental Indenture with respect to 2.25% Convertible Senior Notes due 2026, dated August 26, 2022, between SMART Global Holdings, Inc. and U.S. Bank National Association, as trustee.		8-K	001-38102	4.1	08/29/2022
10.1*	SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan.		10-Q	001-38102	10.1	06/29/2017
10.2*	Amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan		DEF 14A	001-38102	Exhibit A	12/14/2018
10.3*	Amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan		DEF 14A	001-38102	Exhibit A	12/21/2020
10.4*	SMART Global Holdings, Inc. 2021 Inducement Plan (effective as of February 15, 2021)		8-K	001-38102	99.1	01/22/2021
10.5*	Form of Restricted Share Unit Award Agreement Under the SMART Global Holdings, Inc. 2021 Inducement Plan.		10-Q	001-38102	10.5	04/06/2021
10.6*	SMART Global Holdings, Inc. 2018 Employee Share Purchase Plan		S-8	333-249619	99.3	10/22/2020
10.7*	Offer Letter by and between SMART Global Holdings, Inc. and Mark Adams, dated August 12, 2020		8-K	001-38102	10.1	08/13/2020
10.8*	Amended and Restated Employment Agreement between SMART Modular Technologies, Inc. and Jack Pacheco.		10-Q	001-38102	10.2	03/22/2018

10.9*	Offer Letter by and between SMART Global Holdings, Inc. and Ken Rizvi, dated January 31, 2021		8-K	001-38102	10.1	02/02/2021
10.10*	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors		S-1/A	333-217539	10.1	05/11/2017
10.11*	Consulting Agreement dated December 9, 2021 by and between SMART Global Holdings, Inc. and Ajay Shah		10-Q	001-38102	10.1	01/04/2022
10.12*	Consulting Agreement dated August 16, 2022 by and between SMART Global Holdings, Inc. and Claude Demby	X
10.13	Third Amended and Restated Credit Agreement, dated as of March 6, 2020, among SMART Worldwide Holdings, Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the lender parties thereto and Barclays Bank, PLC, as Administrative Agent and as Collateral Agent.		8-K	001-38102	10.1	03/11/2020
10.14	Master Guarantee Agreement, dated as of August 26, 2011, among SMART Modular Technologies (Global Memory Holdings), Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the subsidiary guarantors identified therein and JPMorgan Chase Bank, N.A. as Administrative Agent		S-1	333-217539	10.11	04/28/2017
10.15	Collateral Agreement, dated as of August 26, 2011, among SMART Modular Technologies, Inc., the other grantors party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent		S-1	333-217539	10.12	04/28/2017
10.16	Form of Confirmation for the Base Capped Call Transactions		8-K	001-38102	99.1	02/11/2020
10.17	Form of Confirmation for the Additional Capped Call Transactions		8-K	001-38102	99.2	02/11/2020
10.18	Loan, Guaranty and Security Agreement, dated as of December 23, 2020, among SMART Modular Technologies, Inc., SMART Embedded Computing, Inc., and Penguin Computing, Inc., as borrowers, SMART Modular Technologies (DE), Inc., SMART High Reliability Solutions, Inc., Premiere Customs Brokers, Inc., Premiere Logistics, Inc., and SMART Wireless Computing, Inc., as Guarantors, and the financial institutions party thereto from time to time as Lenders, and Bank of America, N.A. as the agent for the lenders.		8-K	001-38102	10.1	12/29/2020
10.19	Promissory Note, dated March 1, 2021, made by SMART Global Holdings, Inc. in favor of CreeLED, Inc.		8-K	001-38102	10.1	03/03/2021
10.20	Form of Earnout Note		8-K	001-38102	10.2	03/03/2021
10.21	Credit Agreement, dated as of February 7, 2022, by and among SMART Global Holdings, Inc., SMART Modular Technologies, Inc., the lenders party thereto and Citizens Bank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank.		8-K	001-38102	10.1	02/08/2022
10.22	Promissory Note, dated June 24, 2022, made by CreeLED, Inc. in favor of Wolfspeed, Inc.		8-K	001-38102	10.1	06/29/2022
10.23***	First Amendment to Credit Agreement, dated as of August 29, 2022, by and among SMART Global Holdings, Inc., SMART Modular Technologies, Inc., the lenders party thereto and Citizens Bank, N.A., as administrative agent, and acknowledged and agreed to by the subsidiary loan parties party thereto.		8-K	001-38102	10.1	08/29/2022
21.1	List of Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Constitutes a management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
***	The schedules and exhibits to the Incremental Amendment have been omitted from this filing pursuant to Item 601(b)(10)(iv) of Regulation S-K. Registrant will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.
ITEM 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART Global Holdings, Inc.
Date: October 14, 2022	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer

Date: October 14, 2022	By:	/s/ Ken Rizvi
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

/s/ Mark Adams	President, Chief Executive Officer and Director	October 14, 2022
Mark Adams	(Principal Executive Officer)

/s/ Ken Rizvi	Senior Vice President and Chief Financial Officer	October 14, 2022
Ken Rizvi	(Principal Financial and Accounting Officer)

/s/ Penelope Herscher	Chairperson of the Board of Directors	October 14, 2022
Penelope Hersher

/s/ Randy Furr	Director	October 14, 2022
Randy Furr

/s/ Bryan Ingram	Director	October 14, 2022
Bryan Ingram

/s/ Sandeep Nayyar	Director	October 14, 2022
Sandeep Nayyar

/s/ Mark Papermaster	Director	October 14, 2022
Mark Papermaster

/s/ Maximiliane Straub	Director	October 14, 2022
Maximiliane Straub

