Form 10-Q
period 2022-11-25
SMART Global Holdings, Inc.
filed 2023-01-03
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 20, 2022, the registrant had 49,204,417 ordinary shares outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements concerning future events and our future financial or operating performance; statements regarding the extent and timing of and expectations regarding our future revenues and expenses and customer demand; statements regarding our business strategies, investments and growth drivers in our industries and markets; statements regarding the deployment of our products and services and our ability to meet customer commitments; statements regarding the effects of the ongoing COVID-19 pandemic and macroeconomic events, including supply chain challenges, foreign currency fluctuations and interest rate changes, upon our and our customers’ respective businesses; statements regarding the anticipated benefits to be realized from the acquisition of Stratus Technologies; statements regarding the estimations of future payouts under our equity plans and in connection with the acquisition of Stratus Technologies; statements regarding our expected capital expenditures and our estimates regarding our capital requirements; statements regarding restructuring activities and charges; and statements regarding our reliance on third parties. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” “could” and other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, issues, delays or complications in integrating the operations of Stratus Technologies; global business and economic conditions and growth trends in technology industries, our customer markets and various geographic regions; uncertainties in the geopolitical environment; the rapidly evolving nature of the COVID-19 pandemic; disruptions in our operations or supply chain as a result of the COVID-19 pandemic or otherwise; the ability to manage our cost structure, including our success in implementing restructuring or other plans intended to improve our operating efficiency; uncertainties in the global macro-economic environment; changes in demand for our segments; changes in trade regulations or adverse developments in international trade relations and agreements; changes in currency exchange rates; overall information technology spending; appropriations for government spending; the success of our strategic initiatives including additional investments in new products and additional capacity; acquisitions of companies or technologies, the failure to successfully integrate and operate them or customers’ negative reactions to them; limitations on, or changes in the availability of, supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; production or manufacturing difficulties; competitive factors; technological changes; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the memory market in Brazil or in the LED market; reduction in, or termination of, incentives for local manufacturing in Brazil; changes to applicable tax regimes or rates; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; and the continuing availability of borrowings under term loans and revolving lines of credit and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in our Annual Report on Form 10-K for the fiscal year ended August 26, 2022, this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission (“SEC”). In addition, such risks, uncertainties and factors as outlined above and in such filings do not constitute all risks, uncertainties and factors that could cause actual results of our company to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
Any forward-looking statements that we make in this Quarterly Report speak only as of the date of this Quarterly Report. Except as required by law, we do not undertake to update the forward-looking statements contained in this Quarterly Report to reflect the impact of circumstances or events that may arise after the date that the forward-looking statements were made.
About This Quarterly Report
As used herein, “SGH,” “Company,” “Registrant,” “we,” “our,” “us” or similar terms refer to SMART Global Holdings, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year is the 52 or 53-week period ending on the last Friday in August. Fiscal 2023 and 2022 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated.

3

PART I. Financial Information
Item 1. Financial Statements

SMART Global Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(Unaudited)

As of	November 25, 2022	August 26, 2022
Assets
Cash and cash equivalents	$324,821	$363,065
Accounts receivable, net	306,323	410,323
Inventories	416,082	323,084
Other current assets	74,685	55,393
Total current assets	1,121,911	1,151,865
Property and equipment, net	165,033	153,935
Operating lease right-of-use assets	83,018	77,399
Intangible assets, net	193,337	77,812
Goodwill	199,691	74,009
Other noncurrent assets	44,670	37,044
Total assets	$1,807,660	$1,572,064

Liabilities and Equity
Accounts payable and accrued expenses	$389,151	$413,354
Current debt	28,435	12,025
Acquisition-related contingent consideration	24,500	—
Other current liabilities	109,721	90,161
Total current liabilities	551,807	515,540
Long-term debt	796,985	591,389
Noncurrent operating lease liabilities	76,950	71,754
Other noncurrent liabilities	22,531	14,835
Total liabilities	1,448,273	1,193,518

Commitments and contingencies

SMART Global Holdings shareholders’ equity:
Ordinary shares, $0.03 par value; authorized 200,000 shares; 53,940 shares issued and 49,339 outstanding as of November 25, 2022; 52,880 shares issued and 48,604 outstanding as of August 26, 2022	1,618	1,586
Additional paid-in capital	411,612	448,112
Retained earnings	274,975	251,344
Treasury shares, 4,601 and 4,276 shares held as of November 25, 2022 and August 26, 2022, respectively	(112,435)	(107,776)
Accumulated other comprehensive income (loss)	(223,650)	(221,655)
Total SGH shareholders’ equity	352,120	371,611
Noncontrolling interest in subsidiary	7,267	6,935
Total equity	359,387	378,546
Total liabilities and equity	$1,807,660	$1,572,064
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

Three months ended	November 25, 2022	November 26, 2021
Net sales:
Products	$390,189	$436,684
Services	75,289	33,260
Total net sales	465,478	469,944

Cost of sales:
Products	318,660	335,424
Services	28,408	12,319
Total cost of sales	347,068	347,743
Gross profit	118,410	122,201

Operating expenses:
Research and development	24,056	17,657
Selling, general and administrative	71,022	52,550
Change in fair value of contingent consideration	3,700	17,200
Other operating (income) expense	2,041	—
Total operating expenses	100,819	87,407
Operating income	17,591	34,794

Non-operating (income) expense:
Interest expense, net	8,037	5,106
Other non-operating (income) expense	(660)	1,235
Total non-operating (income) expense	7,377	6,341
Income before taxes	10,214	28,453

Income tax provision	4,890	7,755
Net income	5,324	20,698
Net income attributable to noncontrolling interest	332	671
Net income attributable to SGH	$4,992	$20,027

Earnings per share:
Basic	$0.10	$0.41
Diluted	$0.10	$0.37

Shares used in per share calculations:
Basic	48,962	49,011
Diluted	49,791	54,635
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

Three months ended	November 25, 2022	November 26, 2021
Net income	$5,324	$20,698
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(2,008)	(19,440)
Gains (losses) on derivative instruments	20	—
Gains (losses) on investments	(7)	—
Comprehensive income (loss)	3,329	1,258
Comprehensive income attributable to noncontrolling interest	332	671
Comprehensive income (loss) attributable to SGH	$2,997	$587
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 26, 2022	52,880	$1,586	$448,112	$251,344	$(107,776)	$(221,655)	$371,611	$6,935	$378,546
Net income	—	—	—	4,992	—	—	4,992	332	5,324
Other comprehensive income (loss)	—	—	—	—	—	(1,995)	(1,995)	—	(1,995)
Shares issued under equity plans	1,060	32	3,910	—	—	—	3,942	—	3,942
Repurchase of ordinary shares	—	—	—	—	(4,659)	—	(4,659)	—	(4,659)
Share-based compensation expense	—	—	10,412	—	—	—	10,412	—	10,412
Adoption of ASU 2020-06	—	—	(50,822)	18,639	—	—	(32,183)	—	(32,183)
As of November 25, 2022	53,940	$1,618	$411,612	$274,975	$(112,435)	$(223,650)	$352,120	$7,267	$359,387

	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 27, 2021	50,138	$1,504	$396,120	$184,787	$(50,545)	$(221,615)	$310,251	$8,673	$318,924
Net income	—	—	—	20,027	—	—	20,027	671	20,698
Other comprehensive income (loss)	—	—	—	—	—	(19,440)	(19,440)	—	(19,440)
Shares issued under equity plans	734	22	5,007	—	—	—	5,029	—	5,029
Repurchase of ordinary shares	(51)	(2)	2	—	(2,666)	—	(2,666)	—	(2,666)
Share-based compensation expense	—	—	9,739	—	—	—	9,739	—	9,739
As of November 26, 2021	50,821	$1,524	$410,868	$204,814	$(53,211)	$(241,055)	$322,940	$9,344	$332,284
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Three months ended	November 25, 2022	November 26, 2021
Cash flows from operating activities:
Net income	$5,324	$20,698
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation expense and amortization of intangible assets	19,789	15,813
Amortization of debt discount and issuance costs	1,069	2,332
Share-based compensation expense	10,412	9,775
Change in fair value of contingent consideration	3,700	17,200
Other	(448)	(192)
Changes in operating assets and liabilities:
Accounts receivable	129,695	(36,053)
Inventories	(82,882)	39,640
Other assets	(5,199)	1,616
Accounts payable and accrued expenses and other liabilities	(83,030)	(55,892)
Payment of acquisition-related contingent consideration	(73,724)	—
Deferred income taxes, net	1,309	209
Net cash provided by (used for) operating activities	(73,985)	15,146

Cash flows from investing activities:
Capital expenditures and deposits on equipment	(11,649)	(12,766)
Acquisition of business, net of cash acquired	(210,273)	—
Other	(1,721)	(611)
Net cash used for investing activities	(223,643)	(13,377)

Cash flows from financing activities:
Proceeds from debt	295,287	—
Proceeds from issuance of ordinary shares	3,942	5,029
Proceeds from borrowing under line of credit	—	60,000
Payment of acquisition-related contingent consideration	(28,100)	—
Payments to acquire ordinary shares	(4,659)	(2,666)
Repayments of debt	(4,489)	—
Repayments of borrowings under line of credit	—	(50,000)
Other	(2)	—
Net cash provided by financing activities	261,979	12,363

Effect of changes in currency exchange rates on cash, cash equivalents and restricted cash	205	(4,068)
Net increase (decrease) in cash, cash equivalents and restricted cash	(35,444)	10,064
Cash, cash equivalents and restricted cash at beginning of period	363,065	222,986
Cash, cash equivalents and restricted cash at end of period	$327,621	$233,050
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include SGH and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended August 26, 2022 and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2022. Certain reclassifications have been made to prior period amounts to conform to current period presentation.
Fiscal Year: Our fiscal year is the 52 or 53-week period ending on the last Friday in August. Fiscal 2023 and 2022 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated. Financial information for our subsidiaries in Brazil is included in our consolidated financial statements on a one-month lag because their fiscal years end on July 31 of each year.
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 – Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. This ASU requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. This ASU is effective for us in the first quarter of 2023 and permits the use of either the modified retrospective or fully retrospective method of transition.
We adopted ASU 2020-06 in the first quarter of 2023 under the modified retrospective method. Upon adoption of ASU 2020-06, the previously separated equity component and associated issuance costs of our 2.25% convertible senior notes due 2026 were reclassified from additional paid-in capital to long-term debt, thereby eliminating future amortization of the debt discount as interest expense. The following table summarizes the effects of adopting ASU 2020-06:

	Ending Balance as of August 26, 2022	Adoption of ASU 2020-06	Beginning Balance as of August 27, 2022
Long-term debt	$591,389	$32,183	$623,572
Additional paid-in capital	448,112	(50,822)	397,290
Retained earnings	251,344	18,639	269,983
In October 2021, the FASB issued ASU 2021-08 – Business Combinations: Accounting for Contract Asset and Contract Liabilities from Contracts with Customers, to require that an acquirer recognize and measure contract assets and liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. We adopted ASU 2021-08 in the third quarter of 2022 for any acquisitions occurring after our adoption.

Business Acquisition
Stratus Technologies
On August 29, 2022 (the “Acquisition Date”), we completed our previously announced acquisition of Storm Private Holdings I Ltd., a Cayman Islands exempted company (“Stratus Holding Company” and together with its subsidiaries, “Stratus Technologies”), pursuant to the terms of that certain Share Purchase Agreement (the “Purchase Agreement”), dated as of June 28, 2022, by and among SGH, Stratus Holding Company and Storm Private Investments LP, a Cayman Islands exempted limited partnership (“Seller”). Pursuant to the Purchase Agreement, among other matters, Seller sold to SGH, and SGH purchased from Seller, all of Seller’s right, title and interest in and to the outstanding equity securities of Stratus Holding Company (the “Share Purchase”). Stratus will operate as part of SGH’s Intelligent Platform Solutions (“IPS”) segment.
Stratus Technologies is a global leader in simplified, protected, and autonomous computing platforms and services in the data center and at the Edge. For more than 40 years, Stratus Technologies has provided high-availability, fault-tolerant computing to Fortune 500 companies and small-to-medium sized businesses enabling them to securely and remotely run critical applications with minimal downtime. The acquisition of Stratus Technologies further enhances SGH’s growth and diversification strategy and complements and expands SGH’s IPS business in data center and edge environments.
Purchase Price: At the closing of the transaction, we paid the seller a cash purchase price of $225 million, subject to certain adjustments. In addition, the Seller has the right to receive, and we will be obligated to pay, contingent consideration (if any) of up to $50 million (the “Earnout”) based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing. The Earnout, if any, will be payable in cash, ordinary shares of SGH or a mix of cash and SGH Shares, at our election. See “Equity – SGH Shareholders’ Equity – Stratus Technologies Earnout.”
Cash paid was utilized, in part, to settle the outstanding debt of Stratus Technologies as of the closing of the transaction and was recognized as a component of consideration transferred. As a result, the assets acquired and liabilities assumed do not include an assumed liability for the outstanding debt of Stratus Technologies. The provisional purchase price was as follows:

Cash	$225,000
Additional payment for net working capital adjustment (1)	17,246
Fair value of Earnout	20,800
$263,046
(1)Includes $14.4 million paid at closing and an estimated $2.8 million payable subsequent to the end of the first quarter of 2023 upon completion of the review of the working capital assets acquired and liabilities assumed.
Contingent Consideration: The Earnout was accounted for as contingent consideration. As of the Acquisition Date, the fair value of the Earnout was estimated to be $20.8 million and was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate and cost of debt. The fair value measurement was based on significant inputs, not observable in the market, including forecasted gross profit, comparable company volatility, discount rate and cost of debt. The fair value of the Earnout was estimated based on the Company’s evaluation of the probability and amount of Earnout to be achieved based on the expected gross profit of Stratus Technologies. A Monte Carlo simulation model was used to estimate the Earnout payment, which was discounted to its present value based on the expected payment date of the Earnout. The model used an estimated gross profit volatility of 33.4% and a discount rate of 7.3% as of the Acquisition Date.
The Earnout is revalued each quarter and any change in valuation is reflected in our results of operations. During the first quarter of fiscal 2023, we adjusted the fair value of the Earnout to its current fair value with such change recognized in income from operations. The change in fair value reflected new information about the estimate of the gross profit of Stratus Technologies during the first full 12 fiscal months following the closing. As of November 25, 2022, the fair value of the Earnout was $24.5 million.
Provisional Valuation: We estimated the provisional fair value of the assets and liabilities of Stratus Technologies as of the Acquisition Date. Due to the timing of acquisition and the contractual provisions to review the net working capital of the acquired Stratus Technologies business, the estimated purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary valuation analyses. These preliminary values may change in future reporting periods as additional information becomes available and upon finalization of the net working capital adjustment. The provisional valuation of the Stratus Technologies assets acquired and liabilities assumed are as follows:

Cash and cash equivalents	$29,174
Accounts receivable	26,685
Inventories	10,890
Other current assets	6,536
Property and equipment	7,292
Operating lease right-of-use assets	9,216
Intangible assets	123,700
Goodwill	125,929
Other noncurrent assets	11,661
Accounts payable and accrued expenses	(32,656)
Other current liabilities	(36,723)
Noncurrent operating lease liabilities	(7,067)
Other noncurrent liabilities	(11,591)
Total net assets acquired	$263,046
The goodwill arising from the acquisition of Stratus Technologies was assigned to our IPS segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
The preliminary estimated fair values and useful lives of identifiable intangible assets are as follows:

	Amount	Estimated useful life (in years)
Technology	$82,000	5
Customer relationships	27,800	8
Trademarks/trade names	10,000	9
In-process research and development	3,900	N/A
	$123,700
•Technology intangible assets were valued using the multi-period excess earnings method based on the discounted cash flow and technology obsolescence rate. Discounted cash flow requires the use of significant unobservable inputs, including projected revenue, expenses, capital expenditures and other costs, and discount rates calculated based on the cost of equity adjusted for various risks, including the size of the acquiree, industry risk and other risk factors.
•Customer relationship intangible assets were valued using the multi-period excess earnings method, which is the present value of the projected cash flows that are expected to be generated by the existing intangible assets after reduction by an estimated fair rate of return on contributory assets required to generate the customer relationship revenues. Key assumptions included discounted cash flow, estimated life cycle and customer attrition rates.
•Trademark/trade name intangible assets were valued using the relief from royalty method, which is the discounted cash flow savings accruing to the owner by virtue of the fact that the owner is not required to license the trademarks/trade names from a third party. Key assumptions included attributable revenue expected from the trademarks/trade names, royalty rates and assumed asset life.
•In-process research and development (“IPR&D”) relates to next generation fault tolerant architecture. IPR&D is indefinite-lived and will be reviewed for impairment at least annually. Amortization will commence upon completion of research and development efforts. IPR&D was valued based on discounted cash flow, which requires the use of significant unobservable inputs, including projected revenue, expenses, capital expenditures and other costs.
Unaudited Pro Forma Financial Information: The following unaudited pro forma financial information presents SGH’s combined results of operations as if the acquisition of Stratus Technologies had occurred on August 27, 2021. The unaudited pro forma financial information is based on various adjustments and assumptions and is not necessarily indicative of what SGH’s results of operations actually would have been had the acquisition been completed as of August 27, 2021 or will be for any future periods. Furthermore, the pro forma financial information does not include adjustments to reflect any potential revenue, synergies or dis-synergies, or cost savings that may be achievable in connection with the acquisition or the associated costs that may be necessary to achieve such revenues, synergies or cost savings.
The following unaudited pro forma financial information for the three months ended November 26, 2021 combines the historical results of operations of SGH for the three months ended November 26, 2021 and the historical results of operations of Stratus Technologies for the three months ended August 29, 2021:

Three months ended	November 26, 2021
Net sales	$507,830
Net income attributable to SGH	5,180

Earnings per share:
Basic	$0.11
Diluted	$0.09
Acquisition-related transaction expenses are included within selling, general and administrative expenses and were $4.8 million in the first quarter of fiscal 2023. For the period from the August 29, 2022 acquisition date to November 25, 2022, net sales for Stratus Technologies were $45.2 million and net loss was $3.2 million, excluding any charges recognized to adjust the Earnout to its fair value.
Inventories

As of	November 25, 2022	August 26, 2022
Raw materials	$179,520	$150,913
Work in process	78,048	38,624
Finished goods	158,514	133,547
	$416,082	$323,084
As of November 25, 2022 and August 26, 2022, 9% and 6%, respectively, of total inventories were inventories owned and held under our logistics services.
Property and Equipment

As of	November 25, 2022	August 26, 2022
Equipment	$215,539	$204,805
Buildings and building improvements	63,341	59,047
Furniture, fixtures and software	40,879	38,715
Land	16,126	16,126
	335,885	318,693
Accumulated depreciation	(170,852)	(164,758)
	$165,033	$153,935
Depreciation expense for property and equipment was $8.9 million and $9.5 million in the first quarters of 2023 and 2022, respectively.
Change in Accounting Estimate: During the first quarter of 2023, we completed an assessment of the estimated useful lives of our manufacturing equipment. Based on that assessment, we revised the estimated useful lives from five years to eight years as of the beginning of the first quarter of 2023. The change reduced our non-cash depreciation expense for the first quarter of 2023 by approximately $2.7 million, which resulted in reductions of $2.4 million in cost of sales and $0.2 million in the cost of our inventories as of the end of the first quarter of 2023. The reduction benefited net income by $1.3 million, or $0.03 per share.
Intangible Assets and Goodwill

	As of November 25, 2022		As of August 26, 2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Technology	$150,475	$(25,236)	$61,594	$(18,473)
Customer relationships	85,300	(35,568)	57,500	(32,238)
Trademarks/trade names	29,200	(10,834)	19,200	(9,771)
	$264,975	$(71,638)	$138,294	$(60,482)

Goodwill by segment:
Intelligent Platform Solutions	$166,329		$40,401
Memory Solutions	33,362		33,608
	$199,691		$74,009
In the first quarters of 2023 and 2022, we capitalized $126.4 million (primarily in connection with our acquisition of Stratus Technologies) and $0.6 million, respectively, for intangible assets with weighted-average useful lives of 6.0 years and 8.2 years, respectively. Amortization expense for intangible assets was $10.9 million and $6.4 million in the first quarters of 2023 and 2022, respectively. Amortization expense is expected to be $33.4 million for the remainder of 2023, $40.5 million for 2024, $38.0 million for 2025, $31.2 million for 2026, $30.1 million for 2027 and $20.2 million for 2028 and thereafter.
Goodwill of our IPS segment increased by $125.9 million in the first quarter of 2023 due to the acquisition of Stratus Technologies. Goodwill of our Memory Solutions segment decreased by $0.2 million in the first quarter of 2023 and decreased in all of 2022 by $0.2 million from translation adjustments.
Accounts Payable and Accrued Expenses

As of	November 25, 2022	August 26, 2022
Accounts payable (1)	$325,435	$345,063
Salaries, wages and benefits	36,420	45,189
Income and other taxes	21,267	17,961
Other	6,029	5,141
	$389,151	$413,354
(1)Includes accounts payable for property and equipment of $4.4 million and $3.5 million as of November 25, 2022 and August 26, 2022, respectively.

Debt

As of	November 25, 2022	August 26, 2022
Amended 2027 TLA	$561,487	$269,304
2026 Notes	245,543	213,023
LED Earnout Note	—	101,824
Other	18,390	19,263
	825,420	603,414
Less current debt	(28,435)	(12,025)
Long-term debt	$796,985	$591,389
Credit Facility
On February 7, 2022, SGH and SMART Modular Technologies, Inc. (collectively, the “Borrowers”) entered into a credit agreement (the “Original Credit Agreement”) with a syndicate of banks that provides for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the “2027 TLA”) and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (the “2027 Revolver” and together with the 2027 TLA, the “Original Credit Facility”), in each case, maturing on February 7, 2027 (subject to certain earlier “springing maturity” dates upon certain conditions specified in the Original Credit Agreement). The Original Credit Agreement provides that up to $35.0 million of the 2027 Revolver is available for issuances of letters of credit.
Incremental Amendment: On August 29, 2022, the Borrowers entered into the First Amendment (the “Amended Credit Agreement”) with and among the lenders party thereto and Citizens Bank, N.A., as Administrative Agent (the “Incremental Amendment”). The Incremental Amendment amends the Original Credit Agreement and (i) provides for incremental term loans under the Amended Credit Agreement in an aggregate amount of $300.0 million (the “Incremental Term Loans” and together with the 2027 TLA, the “Amended 2027 TLA”) which Incremental Term Loans are on the same terms as the term loans incurred under the Original Credit Agreement, (ii) increases the maximum First Lien Leverage Ratio (as defined in the Amended Credit Agreement) financial covenant from 3.00:1.00 to 3.25:1.00 and (iii) increases the aggregate amount of unrestricted cash and permitted investments netted from the definitions of Consolidated First Lien Debt and Consolidated Net Debt under the Amended Credit Agreement from $100 million to $125 million.
Substantially simultaneously with entering into the Incremental Amendment, the Borrowers applied a portion of the proceeds of the Incremental Term Loans to (i) finance a portion of the purchase price for the acquisition of Stratus Technologies and (ii) prepay in full the $101.8 million outstanding under the LED Earnout Note. In connection with our prepayment of the LED Earnout Note, we recognized a gain of $0.8 million, which is included in other non-operating (income) expense in the accompanying statement of operations.
Other: As of November 25, 2022, there was $569.7 million of principal amount outstanding under the Amended 2027 TLA, unamortized issuance costs were $8.2 million and the effective interest rate was 6.35%. As of November 25, 2022, there were no amounts outstanding under the 2027 Revolver.
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
First Supplemental Indenture to Indenture Governing the 2026 Notes: On August 26, 2022, SGH entered into the First Supplemental Indenture (the “First Supplemental Indenture”) to the Indenture governing the 2026 Notes. The First Supplemental Indenture became effective on August 27, 2022. Pursuant to the First Supplemental Indenture, SGH irrevocably elected (i) to eliminate SGH’s option to elect Physical Settlement (as defined in the Indenture) on any conversion of the 2026 Notes that occurs on or after the date of the First Supplemental Indenture and (ii) with respect to any Combination Settlement (as defined in the Indenture) for a conversion of the 2026 Notes, the Specified Dollar Amount (as defined in the Indenture) that will be settled in cash per $1,000 principal amount of the 2026 Notes shall be no lower than $1,000.
As a result of our election, upon any conversion of the 2026 Notes, we will be required to pay cash in an amount at least equal to the principal portion while continuing to have the option to settle any amount in excess of the principal portion in cash and/or ordinary shares. Following the irrevocable election, only the amounts expected to be settled in excess of the principal portion are considered in calculating diluted earnings per share under the if-converted method.
Other: Unamortized debt discount and issuance costs are amortized over the term of the 2026 Notes using the effective interest method. As of November 25, 2022 and August 26, 2022, the effective interest rate was 2.83% and 7.06%, respectively. Interest expense for the 2026 Notes consisted of the 2.25% contractual stated interest and amortization of issuance costs and, for the first quarter of 2022, amortization of discount:

Three Months Ended	November 25, 2022	November 26, 2021
Contractual stated interest	$1,391	$1,391
Amortization of discount and issuance costs	337	2,210
	$1,728	$3,601
As of August 26, 2022, the carrying amount of the equity components of the 2026 Notes, which was included in additional paid-in-capital, was $50.8 million. As of the beginning of the first quarter of 2023, we adopted ASU 2020-06. In connection therewith, we reclassified $32.2 million from additional paid-in-capital to long-term debt and $18.6 million from additional paid-in-capital to retained earnings. See “Recently Adopted Accounting Standards.”
Leases
As of November 25, 2022 and August 26, 2022, we had operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

Three months ended	November 25, 2022	November 26, 2021
Fixed lease cost	$5,096	$3,303
Variable lease cost	384	368
Short-term lease cost	499	76
	$5,979	$3,747
Cash flows used for operating activities in the first quarters of 2023 and 2022 included payments for operating leases of $2.8 million and $2.9 million, respectively. Acquisitions of right-of-use assets were $9.4 million in the first quarter of 2023, primarily due to the acquisition of Stratus Technologies, and were not significant in the first quarter of 2022.
As of November 25, 2022 and August 26, 2022, the weighted-average remaining lease term for our operating leases was 10.3 years and 10.9 years, respectively. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms. As of November 25, 2022 and August 26, 2022, the weighted-average discount rate for our operating leases was 6.2% and 6.1%, respectively.

Minimum payments of operating lease liabilities as of November 25, 2022 were as follows:

Remainder of 2023	$9,708
2024	14,274
2025	12,186
2026	10,841
2027	8,629
2028 and thereafter	65,971
121,609
Less imputed interest	(34,637)
Present value of total lease liabilities	$86,972
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
Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. In the first quarter of 2023 and in 2022, we repurchased 0.2 million and 2.6 million shares, respectively, for $2.8 million and $50.0 million, respectively, under the repurchase authorization.
Other Share Repurchases
Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as ordinary share repurchases. We repurchased 144 thousand and 51 thousand ordinary shares as payment of withholding taxes for $1.9 million and $2.7 million in the first quarters of 2023 and 2022, respectively.
Stratus Technologies Earnout
In connection with our acquisition of Status Technologies, the Seller has the right to receive an Earnout of up to $50.0 million based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing. The Earnout, if any, will be payable in cash, ordinary shares of SGH or a mix of cash and SGH shares, at SGH’s election.

At the time of settlement of the Earnout, SGH may elect to pay any portion in SGH shares and, if so, the number of SGH shares issued will be determined based on the volume -weighted average price per SGH share for the 30 consecutive trading days ending on and including the trading day immediately preceding the date of payment of the Earnout (subject to equitable adjustment in the event of certain changes to SGH shares occurring during such 30 consecutive trading days). Shares issuable pursuant to the Earnout are contingently issuable shares and are considered in the computation of diluted earnings per share if dilutive. The number of contingently issuable shares included in diluted earnings per share is the number of shares, if any, that would be issuable at the time of settlement based on the assumption that the current fair value of the Earnout remains unchanged until the end of the earnout period. As of November 25, 2022, based on the fair value of the Earnout, the contingently issuable shares were anti-dilutive.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the three months ended November 25, 2022 were as follows:

	Cumulative Translation Adjustment	Gains (Losses) on Derivative Instruments	Gains (Losses) on Investments	Total
As of August 26, 2022	$(221,655)	$—	$—	$(221,655)

Other comprehensive income (loss) before reclassifications	(2,008)	191	(7)	(1,824)
Reclassifications out of accumulated other comprehensive income	—	(171)	—	(171)
Other comprehensive income (loss)	(2,008)	20	(7)	(1,995)

As of November 25, 2022	$(223,663)	$20	$(7)	$(223,650)
Noncontrolling Interest in Subsidiary
Noncontrolling interest increased by $0.3 million and $0.7 million in the first quarters of 2023 and 2022, respectively, for San’an’s 49% share of net income from the Cree Joint Venture. Cash and other assets of the Cree Joint Venture are generally not available for use by us in our other operations.
Government Incentives
Brazil Financial Credits
Through our Brazil subsidiaries, we participate in two programs (“Brazil Incentive Programs”), pursuant to which the Brazilian government incentivizes the manufacture and sale of certain information technology and consumer electronics products within Brazil. The programs include 1) Lei da Informática – Processo Produtivo Básico Program (also known as Informatics Law – Basic Productive Process Program) (“IT Law/PPB”) and 2) Programa de Apoio ao Desenvolvimento Tecnológico da Indústria de Semicondutores (also known as Program of Support of the Development of the Semiconductor Industry) (“PADIS”). In January 2022, the Brazilian government approved an extension to PADIS. The financial credits available through PADIS are set to expire in December 2026, while the financial credits through IT Law/PPB are set to expire in December 2029. The Brazil Incentive Programs provide for reduced import and other transaction-related taxes for certain procurement, manufacturing and sales activities. In exchange, we must invest in certain research and development activities related to semiconductors and IT solutions in aggregate amounts that minimally meet or exceed a specified percentage of our gross revenues recognized in connection with sales in Brazil, excluding exports and sales to customers located at the Manaus Free Trade Zone. Accordingly, financial credits earned in connection with the Brazil Incentive Programs are reflected as a reduction of research and development expense. Financial credits available under the Brazil Incentive Programs are subject to limitations, which range from approximately 11% to 14% of gross revenues recognized for sales in Brazil.
Pursuant to the Brazil Incentive Programs, we recognized aggregate financial credits, reflected as a reduction of research and development expense, of $2.6 million and $5.9 million in the first quarters of 2023 and 2022, respectively. Financial credits earned under the Brazil Incentive Programs may be refunded in cash or used to offset liabilities for Brazil federal taxes. As of November 25, 2022 and August 26, 2022, receivables for earned but unused financial credits were $19.0 million and $18.7 million, respectively. Financial credits earned but unused as of November 25, 2022 can be utilized through December 2027.
Fair Value Measurements
Cash and cash equivalents as of November 25, 2022 and August 26, 2022 included money market funds of $64.2 million and $13.8 million, respectively, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets. Restricted cash is included in other current assets and was $2.8 million as of November 25, 2022. Fair value measurements were as follows:

	As of November 25, 2022		As of August 26, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative financial instrument assets	$520	$520	$—	$—

Liabilities:
Derivative financial instrument liabilities	$172	$172	$605	$605
Acquisition-related contingent consideration	24,500	24,500	—	—
Amended 2027 TLA	569,676	561,487	273,281	269,304
2026 Notes	265,038	245,543	290,223	213,023
LED Earnout Note	—	—	96,412	101,824
Debt – other	17,357	18,390	17,855	19,263
The fair values of our derivative financial instruments, as measured on a recurring basis, were based on Level 2 measurements, including market-based observable inputs of currency exchange spot and forward rates, interest rates and credit-risk spreads.
Acquisition-related contingent consideration related to our acquisition of Stratus Technologies and was included in current liabilities as of November 25, 2022. The fair value as of November 25, 2022, measured on a recurring basis, was based on Level 3 measurements, which included significant inputs not observable in the market. The fair value was estimated using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate and cost of debt. The fair value of the Earnout was estimated based on the Company’s evaluation of the probability and amount of Earnout to be achieved based on the expected gross profit of Stratus Technologies. The Monte Carlo simulation model was used to estimate the Earnout payment, which was discounted to its present value based on the expected payment date of the Earnout. The model used an estimated gross profit volatility of 33.8% and a discount rate of 8.8% as of November 25, 2022.
The fair values of our Amended 2027 TLA, LED Earnout Note and other debt, as measured on a non-recurring basis, were estimated based on Level 2 measurements, including discounted cash flows and interest rates based on similar debt issued by parties with credit ratings similar to ours. The fair value of the 2026 Notes, as measured on a non-recurring basis, was determined based on Level 2 measurements, including the trading price of the 2026 Notes.
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

Three months ended	November 25, 2022	November 26, 2021
Realized (gains) losses on currency forward contracts	$1,007	$(3,910)
Unrealized (gains) losses on currency forward contracts	(430)	(753)
Equity Plans
As of November 25, 2022, 8.8 million shares of our ordinary shares were available for future awards under our equity plans.
Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)
Aggregate Restricted Award activity was as follows:

Three months ended	November 25, 2022	November 26, 2021
Awards granted	1,010	533
Weighted average grant-date fair value per share	$19.51	$28.02
Aggregate vesting-date fair value of shares vested	$8,949	$11,956
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
As of November 25, 2022, total unrecognized compensation costs for unvested Restricted Awards was $94.6 million, which was expected to be recognized over a weighted-average period of 2.7 years.
Share Options
As of November 25, 2022, total aggregate unrecognized compensation costs for unvested options was $2.3 million, which was expected to be recognized over a weighted-average period of 1.6 years.
Employee Share Purchase Plan (“ESPP”)
Under our ESPP, employees purchased 265 thousand ordinary shares for $2.9 million in the first quarter of 2023 and 133 thousand shares for $3.0 million in the first quarter of 2022.
Share-Based Compensation Expense

Three months ended	November 25, 2022	November 26, 2021
Share-based compensation expense by caption:
Cost of sales	$1,708	$1,731
Research and development	1,634	1,540
Selling, general and administrative	7,070	6,504
	$10,412	$9,775
Income tax benefits related to the tax deductions for share-based awards are recognized only upon the settlement of the related share-based awards. Income tax benefits for share-based awards were $2.2 million and $3.1 million in the first quarters of 2023 and 2022, respectively.

Revenue and Customer Contract Balances
Net Sales and Gross Billings
We provide certain logistics services on an agent basis, whereby we procure materials on behalf of our customers and then resell such materials to our customers. Our logistics services business includes procurement, logistics, inventory management, temporary warehousing, kitting and/or packaging services. While we take title to inventory under such arrangements, control of such inventory does not transfer to us as we do not, at any point, have the ability to direct the use, and thereby obtain the benefits of, the inventory.
Gross amounts invoiced to customers in connection with these agent services include amounts related to the services performed by us in addition to the cost of the materials procured. However, only the amount related to the agent component is recognized as revenue in our results of operations. We generally recognize revenue for these procurement, logistics and inventory management services upon the completion of such services, which typically occurs at the time of shipment of product to the customer. The cost of materials billed to our customers under these arrangements, but not recognized as revenue or cost of sales in our results of operations, were as follows:

Three months ended	November 25, 2022	November 26, 2021
Cost of materials	$377,751	$336,275
Customer Contract Balances

As of	November 25, 2022	August 26, 2022
Contract assets (1)	$868	$1,322

Contract liabilities: (2)
Deferred revenue (3)	$67,689	$39,676
Customer advances	24,097	24,125
	$91,786	$63,801
(1)Contract assets are included in other current assets.
(2)Contract liabilities are included in other current liabilities and noncurrent liabilities based on the timing of when our customer is expected to take control of the asset or receive the benefit of the service.
(3)Deferred revenue includes $19.4 million and $23.3 million as of November 25, 2022 and August 26, 2022, respectively, related to contracts that contain termination rights.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of November 25, 2022, we expect to recognize revenue of $55.3 million of the balance of $67.7 million in the next 12 months and the remaining amount thereafter. In the first quarter of 2023, we recognized revenue of $14.9 million from satisfying performance obligations related to amounts included in deferred revenue as of August 26, 2022.
Customer advances represent amounts received from customers for advance payments to secure product. In the first quarter of 2023, we recognized revenue of $0.6 million from satisfying performance obligations related to amounts included in customer advances as of August 26, 2022.
As of November 25, 2022 and August 26, 2022, other current liabilities included $13.4 million and $15.4 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In the first quarter of 2023, we initiated plans that included workforce reductions and the elimination of certain projects across our businesses. In connection therewith, we recorded a restructure charge of $2.0 million, primarily for employee severance costs and other benefits. We anticipate that these activities will continue into subsequent quarters of 2023 and anticipate recording additional restructure charges. As of November 25, 2022, $0.1 million remained unpaid, which is expected to be paid in the remainder of 2023.
Other Non-operating (Income) Expense

Three months ended	November 25, 2022	November 26, 2021
Foreign currency losses	$242	$1,467
Other	(902)	(232)
	$(660)	$1,235
Foreign currency losses relate primarily to our Brazil operating subsidiaries.
Income Taxes

Three months ended	November 25, 2022	November 26, 2021
Income before income taxes	$10,214	$28,453
Income tax provision	4,890	7,755
Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items, which are fully recognized in the period they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.
Our provision for income taxes for the three months ended November 25, 2022 decreased by $2.9 million as compared to the same period in the prior year, primarily due to a decrease in profit before tax.
As of November 25, 2022 and August 26, 2022, we had a full valuation allowance for net deferred tax assets associated with our U.S. operations. Management continues to evaluate future projected financial performance to determine whether such performance is sufficient evidence to support a reduction in or reversal of the valuation allowances. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.
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
Earnings Per Share

Three months ended	November 25, 2022	November 26, 2021
Net income attributable to SGH – Basic and Diluted	$4,992	$20,027

Weighted-average shares outstanding – Basic	48,962	49,011
Dilutive effect of equity plans and convertible notes	829	5,624
Weighted-average shares outstanding – Diluted	49,791	54,635

Earnings per share:
Basic	$0.10	$0.41
Diluted	$0.10	$0.37

Below are unweighted potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

Three months ended	November 25, 2022	November 26, 2021
Equity plans	6,072	285
Stratus Technologies contingently issuable shares	1,715	—
	7,787	285
Upon any conversion of our 2026 Notes, we will be required to pay cash in an amount at least equal to the principal portion while continuing to have the option to settle any amount in excess of the principal portion in cash and/or ordinary shares. As a result, only the amounts settled in excess of the principal portion are considered in calculating diluted earnings per share. See “Debt – Convertible Senior Notes.”
Upon completion of the Earnout period, we will be obligated to pay the Stratus contingent consideration in either cash, ordinary shares of SGH, or a mix of cash and SGH shares. See “Equity – SGH Shareholders’ Equity – Stratus Technologies Earnout.”
Segment and Other Information
Segment information presented below is consistent with how our chief operating decision maker evaluates operating results to make decisions about allocating resources and assessing performance. We have the following three businesses, which are our reportable segments:
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
•Intelligent Platform Solutions (“IPS”): Our IPS group, under our Penguin Solutions and newly acquired Stratus Technologies brands, offers specialized platform solutions and services for high-performance computing (“HPC”), artificial intelligence (“AI”), machine learning (“ML”), advanced modeling and the internet of things (“IoT”) that span the continuum of edge, core and cloud. Our solutions are designed specifically for customers across multiple markets, including government, hyperscale, energy, financial services, health care, education and others. On August 29, 2022, we completed the acquisition of Stratus Technologies, a global leader in simplified, protected and autonomous computing solutions in the data center and at the Edge.
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

Three months ended	November 25, 2022	November 26, 2021
Net sales:
Memory Solutions	$191,967	$239,401
Intelligent Platform Solutions	210,971	118,654
LED Solutions	62,540	111,889
Total net sales	$465,478	$469,944

Segment operating income:
Memory Solutions	$21,145	$36,670
Intelligent Platform Solutions	34,166	14,180
LED Solutions	(478)	18,300
Total segment operating income	54,833	69,150

Unallocated:
Share-based compensation expense	(10,412)	(9,775)
Amortization of acquisition-related intangibles	(10,858)	(6,343)
Flow through of inventory step up	(2,599)	—
Acquisition and integration expenses	(6,732)	(1,038)
Change in fair value of contingent consideration	(3,700)	(17,200)
Restructure charge	(2,041)	—
Other	(900)	—
Total unallocated	(37,242)	(34,356)
Consolidated operating income	$17,591	$34,794

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended August 26, 2022. This discussion contains forward looking statements that involve risks, uncertainties and other factors. Our actual results could differ materially from those contained in these forward-looking statements due to a number of risks, uncertainties and other factors, including those discussed below and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended August 26, 2022. See also “Cautionary Note Regarding Forward-Looking Statements.”
Our fiscal year is the 52 or 53-week period ending on the last Friday in August. Fiscal 2023 and 2022 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated. All financial information for our subsidiaries in Brazil is included in our consolidated financial statements on a one-month lag because their fiscal years end on July 31 of each year. All tabular amounts are in thousands.
Overview
At SGH, we power growth and expand possibilities by continually investing in our people, innovation and new opportunities. Our diverse lines of businesses – across computing, memory and LED lighting solutions – all focus on serving customers by delivering engineer-driven technology solutions to specialty end markets. SGH serves as a foundation and a support for each of our businesses, while also empowering them to deliver their own unique solutions to their customers to unlock avenues for growth and technological advancement.
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

Acquisition of Stratus Technologies
On August 29, 2022, we completed the acquisition of Storm Private Holdings I Ltd., a Cayman Islands exempted company (“Stratus Holding Company” and together with its subsidiaries, “Stratus Technologies”). Stratus Technologies, which operates as part of IPS, is a global leader in simplified, protected, and autonomous computing platforms and services in the data center and at the Edge. For more than 40 years, Stratus Technologies has provided high-availability, fault-tolerant computing to Fortune 500 companies and small-to-medium sized businesses enabling them to securely and remotely run critical applications with minimal downtime.
At the closing, we paid a cash purchase price of $225 million, subject to certain adjustments. In addition, the seller has the right to receive, and we will be obligated to pay, contingent consideration (if any) of up to $50 million (the “Earnout”) based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing. The Earnout, if any, will be payable in cash, ordinary shares of SGH or a mix of cash and SGH Shares, at our election. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – Stratus Technologies.”
Factors Affecting Our Operating Performance
COVID-19: The outbreak of coronavirus disease 2019 (“COVID-19”) has resulted in substantial loss of life, economic disruption and government intervention worldwide. The COVID-19 pandemic has resulted in reduced sales volumes of certain of our product lines since early calendar 2020. COVID-19 also disrupted our product development, marketing and corporate development activities, and has more recently affected our supply chain. If these conditions continue, or if we have an outbreak in any of our facilities, sales volumes may be negatively impacted and we may, among other issues, experience, in any or all product lines, delays in product development, a decreased ability to support our customers, disruptions in sales and manufacturing activities and overall reduced productivity each of which could have a negative impact on our ability to meet customer commitments and on our revenue and profitability. The reduction of investment in new capacity due to the pandemic, coupled with strong demand to expand delivery and logistics, internet and cloud services, has resulted in significant supply shortages that may impact our ability to manufacture products for our customers and may result in rising prices of the materials we need to manufacture our products. We may not be able to pass on these rising costs to our customers which could result in a negative impact to our gross margins. Furthermore, if there is a significant outbreak or if travel restrictions or stay-at-home or work remote or from home conditions or other governmental or voluntary restrictions relating to the COVID-19 pandemic significantly impact our suppliers’ ability to manufacture or deliver raw materials or provide key components or services, we could experience more delays or reductions in our ability to manufacture and ship products to our customers. While certain segments of our customer base are experiencing strong demand, the pandemic may negatively impact the demand for other segments for our customer base or those customers’ ability to manufacture their products, which could reduce their demand for our products or services.
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
Our Ability to Identify, Complete and Successfully Integrate Acquisitions. A substantial portion of our growth over the last several years has been driven by acquisitions, and we intend to continue to use corporate development as an engine for growth. Within our existing segments, we plan to pursue acquisitions to expand features and functionality, expand into adjacent businesses and grow our customer base and geographic footprint. From time to time, we may seek to expand our addressable market by entering new business segments where, as we did with our LED business and our recently acquired Stratus Technologies business, we identify a business opportunity at scale with a path to being accretive to our overall operations in the near term. If we are unable to identify and complete attractive acquisitions, we may not be successful in growing our revenue and/or expanding our margins. Any acquisitions we do complete may require us to incur debt or raise capital through equity financings or may subject us to unforeseen liabilities or operational challenges that in turn impede our ability to realize the expected returns on our investment.
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
Results of Operations

Three months ended	November 25, 2022	% of net sales (1)	November 26, 2021	% of net sales (1)
Net sales:
Memory Solutions	$191,967	41.2%	$239,401	50.9%
Intelligent Platform Solutions	210,971	45.3%	118,654	25.2%
LED Solutions	62,540	13.4%	111,889	23.8%
Total net sales	465,478	100.0%	469,944	100.0%
Cost of sales	347,068	74.6%	347,743	74.0%
Gross profit	118,410	25.4%	122,201	26.0%

Operating expenses:
Research and development	24,056	5.2%	17,657	3.8%
Selling, general and administrative	71,022	15.3%	52,550	11.2%
Change in fair value of contingent consideration	3,700	0.8%	17,200	3.7%
Other operating (income) expense	2,041	0.4%	—	—%
Total operating expenses	100,819	21.7%	87,407	18.6%
Operating income	17,591	3.8%	34,794	7.4%

Non-operating (income) expense:
Interest expense, net	8,037	1.7%	5,106	1.1%
Other non-operating (income) expense	(660)	(0.1)%	1,235	0.3%
Total non-operating (income) expense	7,377	1.6%	6,341	1.3%
Income before taxes	10,214	2.2%	28,453	6.1%

Income tax provision	4,890	1.1%	7,755	1.7%
Net income	5,324	1.1%	20,698	4.4%
Net income attributable to noncontrolling interest	332	0.1%	671	0.1%
Net income attributable to SGH	$4,992	1.1%	$20,027	4.3%
(1)Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales decreased by $4.5 million, or 1.0%, in the first quarter of 2023 compared to the prior year, primarily due to weakness in both our Memory Solutions and LED Solutions businesses, offset by strong performance from IPS. IPS net sales increased by $92.3 million, or 77.8%, due to higher sales in our Penguin Solutions business and from $45.2 million of revenue from our recent acquisition of the Stratus Technologies business. Memory Solutions sales decreased by $47.4 million, or 19.8%, primarily due to lower sales volumes of DRAM products (mainly in Brazil). LED Solutions sales decreased by $49.3 million, or 44.1%, primarily due to weak customer demand.
Cost of sales was relatively flat in the first quarter of 2023, compared to the same period in the prior year. Lower costs of material and production from lower sales of our Memory Solutions and LED Solutions segments were offset by additional costs from the operations of our recently-acquired Stratus Technologies business.
Gross margin decreased to 25.4% in the first quarter of 2023 compared to 26.0% in in the first quarter of 2022, primarily due to lower sales and gross profits for our Memory Solutions and LED Solutions businesses, partially offset by strength in our IPS business, which included higher margins of our recently-acquired Stratus Technologies business.
Change in Accounting Estimate: During the first quarter of 2023, we completed an assessment of the estimated useful lives of our manufacturing equipment. Based on that assessment, we revised the estimated useful lives from five years to eight years as of the beginning of the first quarter of 2023. The change reduced our non-cash depreciation expense for the first quarter of 2023 by approximately $2.7 million, which resulted in reductions of $2.4 million in cost of sales and $0.2 million in the cost of our inventories at the end of the first quarter of 2023.
Non-GAAP Measure of Segment Operating Income
Below is a table of our operating income, measured on a non-GAAP basis, which our management uses to supplement SGH’s financial results under GAAP to analyze its operations and make decisions as to future operational plans. Our management believes that this supplemental non-GAAP information is useful to investors in analyzing and assessing our past and future operating performance. These non-GAAP measures exclude certain items, such as share-based compensation expense, amortization of acquisition-related intangible assets (consisting of amortization of developed technology, customer relationships, trademarks/trade names and backlog acquired in connection with business combinations), acquisition-related inventory adjustments, acquisition-related expenses, restructure charges and integration expenses, changes in the fair value of contingent consideration, and other infrequent or unusual items. While amortization of acquisition-related intangible assets is excluded, the revenues from acquired companies is reflected in our non-GAAP measures and these intangible assets contribute to revenue generation. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment and Other Information.”
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

	Three months ended
	November 25, 2022	November 26, 2021
GAAP operating income	$17,591	$34,794
Share-based compensation expense	10,412	9,775
Amortization of acquisition-related intangibles	10,858	6,343
Flow-through of inventory step up	2,599	—
Acquisition and integration expenses	6,732	1,038
Change in fair value of contingent consideration	3,700	17,200
Restructure charge	2,041	—
Other	900	—
Non-GAAP operating income	$54,833	$69,150

Non-GAAP operating income by segment:
Memory Solutions	$21,145	$36,670
Intelligent Platform Solutions	34,166	14,180
LED Solutions	(478)	18,300
Total non-GAAP operating income by segment	$54,833	$69,150

Memory Solutions operating income decreased by $15.5 million, or 42.3%, in the first quarter of 2023 compared to the prior year, primarily due to lower sales and gross profit.
IPS operating income increased by $20.0 million, or 140.9%, in the first quarter of 2023 compared to the prior year, primarily due to higher sales and margins from our Penguin Solutions business and strong performance from our Stratus Technologies business, partially offset by higher operating expenses from the Stratus Technologies acquisition and higher personnel-related expenses for increased headcount to support IPS’ revenue growth.
LED Solutions operating income decreased by $18.8 million, or 102.6%, in 2023 compared to the prior year, primarily due to lower sales and gross profit from lower sales volumes, partially offset by lower operating expenses mainly driven by personnel-related expenses due to lower headcount.
Operating and Non-operating (Income) Expense
Research and Development
Research and development expense increased by $6.4 million, or 36.2%, in the first quarter of 2023 compared to the prior year, primarily due to $6.0 million of costs from the operations of our recently-acquired Stratus Technologies business and a decrease of $3.3 million in the Brazil financial credits, which are reflected as a reduction of research and development expenses. The first quarter of 2023 also had lower personnel-related expenses. We expect research and development expense to increase in absolute dollars in 2023 as we include the operations of our Stratus Technologies acquisition and lower Brazil financial credits.
Selling, General and Administrative
Selling, general and administrative expense increased by $18.5 million, or 35.2%, in the first quarter of 2023 compared to the prior year, primarily due to $14.5 million of costs from the operations of our recently-acquired Stratus Technologies business and as well as higher acquisition and integration expenses. We expect selling, general and administrative expense to increase in absolute dollars in 2023 as we include the operations of our Stratus Technologies acquisition.
Change in Fair Value of Contingent Consideration
Our acquisitions of Stratus Technologies in the first quarter of 2023 and our LED Business in the third quarter of 2021 each included contingent consideration. We estimate the fair value of the contingent consideration as of the date of acquisition and subsequently recognize changes in the fair value in income from operations. During the first quarter of 2023, we recorded a charge of $3.7 million to adjust the fair value of the contingent consideration from our acquisition of Stratus Technologies as of November 25, 2022. During the first quarter of 2022 , we recorded a charge of $17.2 million to adjust the fair value of the contingent consideration from our acquisition of the LED business as of November 26, 2021. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – Stratus Technologies.”
Other Operating (Income) Expense
Other operating expense in the first quarter of 2023 consists of a restructure charge of $2.0 million, primarily for employee severance costs and other benefits resulting from workforce reductions and the elimination of certain projects across our businesses. We anticipate that these activities will continue into subsequent quarters of 2023 and anticipate recording additional restructure charges.
Interest Expense, Net
Net interest expense increased by $2.9 million, or 57.4%, in the first quarter of 2023 compared to the prior year, primarily due to interest expense from the Amended 2027 TLA Credit Facility. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”
Other Non-operating (Income) Expense
Other non-operating (income) expense in the first quarters of 2023 and 2022 primarily reflected foreign currency (gains) and losses related to our Brazil operating subsidiaries and, for the first quarter of 2023, a gain from the prepayment of the LED Earnout Note. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Other Non-operating (Income) Expense” and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Credit Facility.”

Income Tax Provision
Our provision for income taxes decreased by $2.9 million, or 36.9%, in the first quarter of 2023 compared to the prior year, primarily due to a decrease in profit before tax.
Liquidity and Capital Resources
At November 25, 2022, we had cash and cash equivalents of $324.8 million, of which $173.7 million was held outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts and money market funds. We do not enter into investments for trading or speculative purposes.
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
Credit Facility
On August 29, 2022, we amended our credit facility and borrowed an additional $300 million, which amount was added to our existing term loan. The incremental term loans are on the same terms as the term loans incurred under the original credit agreement. In addition, we amended certain covenants under the amended credit agreement. In the first quarter of 2023, we applied a portion of the proceeds of the incremental term loans to (i) finance a portion of the purchase price of the acquisition of Stratus Technologies and (ii) pay in full the $101.8 million outstanding under the LED Earnout Note. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Credit Facility.”
Convertible Senior Notes
On August 26, 2022, we irrevocably elected (i) to eliminate our option to elect Physical Settlement (as defined in the Indenture) on any conversion of our 2026 Notes that occurs on or after August 27, 2022 and (ii) with respect to any Combination Settlement (as defined in the Indenture) for a conversion of the 2026 Notes, the Specified Dollar Amount (as defined in the Indenture) that will be settled in cash per $1,000 principal amount of the 2026 Notes shall be no lower than $1,000. As a result of our election, upon any conversion of the 2026 Notes, we will be required to pay cash in an amount at least equal to the principal portion while continuing to have the option to settle any amount in excess of the principal portion in cash and/or ordinary shares. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes.”
Acquisition of Stratus Technologies
On August 29, 2022, we completed our previously announced acquisition of Stratus Technologies. At the closing of the transaction, we paid the seller a cash purchase price of $225 million, subject to certain adjustments. In addition, the seller has the right to receive, and we will be obligated to pay, contingent consideration (if any) of up to $50 million based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing. The Earnout, if any, will be payable in cash, ordinary shares of SGH or a mix of cash and SGH Shares, at our election. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – Stratus Technologies.”

Cash Flows

Three months ended	November 25, 2022	November 26, 2021
Net cash provided by (used for) operating activities	$(73,985)	$15,146
Net cash used for investing activities	(223,643)	(13,377)
Net cash provided by financing activities	261,979	12,363
Effect of changes in currency exchange rates	205	(4,068)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(35,444)	$10,064
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, share-based compensation, adjustments for changes in the fair value of contingent consideration, gains and losses from investing or financing activities and from the effects of changes in operating assets and liabilities.
Net cash used for operating activities in the first quarter of 2023 resulted primarily from net income of $5.3 million, adjusted for non-cash items of $34.5 million. Operating cash flows were adversely affected by a $113.8 million net change in our operating assets and liabilities primarily from the effects of a decrease of $83.0 million in accounts payable and accrued expenses and other liabilities, an increase of $82.9 million in inventories and the payment of $73.7 million of contingent consideration related to our 2021 acquisition of the LED business, partially offset by the effect of an decrease of $129.7 million in accounts receivable. The decreases in accounts payable and accrued expenses and accounts receivable were primarily due to the timing of payments and receipts. Inventories increased primarily to support our IPS business.
Net cash provided by operating activities in the first quarter of 2022 resulted primarily from net income of $20.7 million, adjusted for non-cash items of $44.9 million. Operating cash flows were adversely affected by a $50.5 million net change in our operating assets and liabilities primarily from the effects of a decrease of $55.9 million in accounts payable and accrued expenses and other liabilities and an increase of $39.6 million in accounts receivable, partially offset by the effect of a $36.1 million decrease in inventories. The decrease in accounts payable and accrued expenses and other liabilities was due to the timing of payments. The increase in accounts receivable and decrease in inventories was primarily due to higher gross sales in our Memory Solutions and IPS segments.
Investing Activities: Net cash used in investing activities in the first quarter of 2023 consisted primarily of $210.3 million for the acquisition of Stratus Technologies and $11.6 million for purchases of property and equipment. Net cash used in investing activities in the first quarter of 2022 consisted primarily of purchases of property and equipment.
Financing Activities: Net cash provided by financing activities in the first quarter of 2023 consisted primarily of $295.3 million in net proceeds from issuance of a term loan and $3.9 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by a $28.1 million payment of contingent consideration related to our 2021 acquisition of the LED business, 4.7 million of payments to acquire ordinary shares (including $2.8 million under our share repurchase program) and $4.5 million in principal payments of debt. Net cash provided by financing activities in the first quarter of 2022 was consisted primarily of $10.0 million in net repayments of borrowings under our line of credit and $2.7 million used to repurchase our ordinary shares, partially offset by $5.0 million in proceeds from the issuance of ordinary shares.
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
For a discussion of our critical accounting estimates, see “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended August 26, 2022. There have been no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K for the fiscal year ended August 26, 2022.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
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
Approximately 16% and 24% of our net sales in the first quarters of 2023 and 2022, respectively, originated in Brazilian real. We utilize foreign exchange forward contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated liabilities in Brazil, primarily third party payables. We do not use foreign currency contracts for speculative or trading purposes.
Based on our monetary assets and liabilities denominated in foreign currencies as of November 25, 2022 and August 26, 2022, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating (income) expense of $8.2 million and $5.8 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of November 25, 2022, we had $569.7 million principal amount outstanding under the Amended 2027 TLA. In addition, our Amended Credit Agreement provides for borrowings of up to $250.0 million under the 2027 Revolver. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2027 Revolver were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $8.2 million per year.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of November 25, 2022 to ensure the information required to be disclosed by us in the reports that we file or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2023, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “Item 1A. Risk Factors” and “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Commitments and Contingencies.”
Item 1A. Risk Factors
There have been no material changes to the risks described in “PART I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 26, 2022. You should carefully consider the risks and uncertainties and the other information in this Quarterly Report, including “PART I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Our business, financial condition or results of operations could be materially and adversely affected if any of these risks occurs and, as a result, the market price of our ordinary shares could decline and you could lose all or part of your investment.
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
On April 5, 2022, we announced that our Board of Directors approved a $75 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by our Board of Directors at any time.
The following table sets forth information relating to repurchases of our equity securities during the three months ended November 25, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 27, 2022 – September 23, 2022	—	$—	—
September 24, 2022 – October 21, 2022	—	$—	—
October 22, 2022 – November 25, 2022	181,534	$15.37	181,534
	181,534	$15.37	181,534	$22,211,000
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Memorandum and Articles of Association of SMART Global Holdings, Inc.		10-Q	001-38102	3.1	04/07/2020
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934		10-K	001-38102	4.1	10/25/2021
10.1*	First Amendment, dated as of August 29, 2022, by and among SMART Global Holdings, Inc., a Cayman Islands exempted company, SMART Modular Technologies, Inc., a California corporation, the lenders party thereto and Citizens Bank, N.A., as administrative agent, and acknowledged and agreed to by the subsidiary loan parties party thereto.		8-K	001-38102	10.1	08/29/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
* The schedules and exhibits to the exhibit have been omitted from this filing pursuant to Item 601(b)(10)(iv) of Regulation S-K. Registrant will furnish copies of such exhibits and schedules to the SEC upon request.
** The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the

Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART Global Holdings, Inc.
Date: January 3, 2023	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 3, 2023	By:	/s/ Ken Rizvi
Ken Rizvi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

