Form 10-Q
period 2023-02-24
SMART Global Holdings, Inc.
filed 2023-04-04
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 24, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 27, 2023, the registrant had 49,071,741 ordinary shares outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements concerning future events and our future financial or operating performance; statements regarding the extent and timing of and expectations regarding our future revenues and expenses and customer demand; statements regarding our business strategies, investments and growth drivers in our industries and markets; statements regarding the deployment of our products and services and our ability to meet customer commitments; statements regarding the effects of the ongoing COVID-19 pandemic and macroeconomic events, including supply chain challenges, foreign currency fluctuations and interest rate changes, upon our and our customers’ respective businesses; statements regarding the anticipated benefits to be realized from the acquisition of Stratus Technologies; statements regarding the estimations of future payouts under our equity plans and in connection with the acquisition of Stratus Technologies; statements regarding our expected capital expenditures and our estimates regarding our capital requirements; statements regarding restructuring activities and charges; statements regarding the impairment of goodwill; and statements regarding our reliance on third parties. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” “could” and other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, issues, delays or complications in integrating the operations of Stratus Technologies; global business and economic conditions and growth trends in technology industries, our customer markets and various geographic regions; uncertainties in the geopolitical environment; the rapidly evolving nature of the COVID-19 pandemic; disruptions in our operations or supply chain as a result of the COVID-19 pandemic or otherwise; the ability to manage our cost structure, including our success in implementing restructuring or other plans intended to improve our operating efficiency; workforce reductions; uncertainties in the global macro-economic environment; changes in demand for our segments; changes in trade regulations or adverse developments in international trade relations and agreements; changes in currency exchange rates; overall information technology spending; appropriations for government spending; the success of our strategic initiatives including additional investments in new products and additional capacity; acquisitions of companies or technologies, the failure to successfully integrate and operate them or customers’ negative reactions to them; limitations on, or changes in the availability of, supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; production or manufacturing difficulties; competitive factors; technological changes; future cash flows of the Penguin Edge business; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the memory market in Brazil or in the LED market; reduction in, or termination of, incentives for local manufacturing in Brazil; changes to applicable tax regimes or rates; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; and the continuing availability of borrowings under term loans and revolving lines of credit and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in our Annual Report on Form 10-K for the fiscal year ended August 26, 2022, this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission (“SEC”). In addition, such risks, uncertainties and factors as outlined above and in such filings do not constitute all risks, uncertainties and factors that could cause actual results of our company to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
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

3

PART I. Financial Information
Item 1. Financial Statements

SMART Global Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(Unaudited)

As of	February 24, 2023	August 26, 2022
Assets
Cash and cash equivalents	$375,854	$363,065
Accounts receivable, net	229,474	410,323
Inventories	294,367	323,084
Other current assets	78,475	55,393
Total current assets	978,170	1,151,865
Property and equipment, net	171,798	153,935
Operating lease right-of-use assets	80,468	77,399
Intangible assets, net	182,894	77,812
Goodwill	182,710	74,009
Other noncurrent assets	44,043	37,044
Total assets	$1,640,083	$1,572,064

Liabilities and Equity
Accounts payable and accrued expenses	$226,289	$413,354
Current debt	32,141	12,025
Acquisition-related contingent consideration	30,900	—
Other current liabilities	131,117	90,161
Total current liabilities	420,447	515,540
Long-term debt	789,364	591,389
Noncurrent operating lease liabilities	76,092	71,754
Other noncurrent liabilities	22,660	14,835
Total liabilities	1,308,563	1,193,518

Commitments and contingencies

SMART Global Holdings shareholders’ equity:
Ordinary shares, $0.03 par value; authorized 200,000 shares; 54,383 shares issued and 49,072 outstanding as of February 24, 2023; 52,880 shares issued and 48,604 outstanding as of August 26, 2022	1,631	1,586
Additional paid-in capital	417,998	448,112
Retained earnings	247,756	251,344
Treasury shares, 5,311 and 4,276 shares held as of February 24, 2023 and August 26, 2022, respectively	(123,999)	(107,776)
Accumulated other comprehensive income (loss)	(217,557)	(221,655)
Total SGH shareholders’ equity	325,829	371,611
Noncontrolling interest in subsidiary	5,691	6,935
Total equity	331,520	378,546
Total liabilities and equity	$1,640,083	$1,572,064
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Net sales:
Products	$373,849	$413,534	$764,038	$850,218
Services	55,325	35,637	130,614	68,897
Total net sales	429,174	449,171	894,652	919,115

Cost of sales:
Products	297,134	320,827	615,794	656,251
Services	21,659	15,631	50,067	27,950
Total cost of sales	318,793	336,458	665,861	684,201
Gross profit	110,381	112,713	228,791	234,914

Operating expenses:
Research and development	26,665	18,794	50,721	36,451
Selling, general and administrative	62,771	53,114	133,793	105,664
Impairment of goodwill	17,558	—	17,558	—
Change in fair value of contingent consideration	6,400	24,000	10,100	41,200
Other operating (income) expense	4,154	—	6,195	—
Total operating expenses	117,548	95,908	218,367	183,315
Operating income (loss)	(7,167)	16,805	10,424	51,599

Non-operating (income) expense:
Interest expense, net	8,006	4,462	16,043	9,568
Other non-operating (income) expense	13,329	1,785	12,669	3,020
Total non-operating (income) expense	21,335	6,247	28,712	12,588
Income (loss) before taxes	(28,502)	10,558	(18,288)	39,011

Income tax provision (benefit)	(1,716)	7,586	3,174	15,341
Net income (loss)	(26,786)	2,972	(21,462)	23,670
Net income attributable to noncontrolling interest	433	514	765	1,185
Net income (loss) attributable to SGH	$(27,219)	$2,458	$(22,227)	$22,485

Earnings (loss) per share
Basic	$(0.55)	$0.05	$(0.45)	$0.46
Diluted	$(0.55)	$0.04	$(0.45)	$0.40

Shares used in per share calculations:
Basic	49,116	49,522	49,039	49,267
Diluted	49,116	57,636	49,039	56,135

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Net income (loss)	$(26,786)	$2,972	$(21,462)	$23,670
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	6,121	11,379	4,113	(8,061)
Gains (losses) on derivative instruments	(24)	—	(4)	—
Gains (losses) on investments	(4)	—	(11)	—
Comprehensive income (loss)	(20,693)	14,351	(17,364)	15,609
Comprehensive income attributable to noncontrolling interest	433	514	765	1,185
Comprehensive income (loss) attributable to SGH	$(21,126)	$13,837	$(18,129)	$14,424
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 26, 2022	52,880	$1,586	$448,112	$251,344	$(107,776)	$(221,655)	$371,611	$6,935	$378,546
Net income	—	—	—	4,992	—	—	4,992	332	5,324
Other comprehensive income (loss)	—	—	—	—	—	(1,995)	(1,995)	—	(1,995)
Shares issued under equity plans	1,060	32	3,910	—	—	—	3,942	—	3,942
Repurchase of ordinary shares	—	—	—	—	(4,659)	—	(4,659)	—	(4,659)
Share-based compensation expense	—	—	10,412	—	—	—	10,412	—	10,412
Adoption of ASU 2020-06	—	—	(50,822)	18,639	—	—	(32,183)	—	(32,183)
As of November 25, 2022	53,940	1,618	411,612	274,975	(112,435)	(223,650)	352,120	7,267	359,387
Net income (loss)	—	—	—	(27,219)	—	—	(27,219)	433	(26,786)
Other comprehensive income (loss)	—	—	—	—	—	6,093	6,093	—	6,093
Shares issued under equity plans	443	13	295	—	—	—	308	—	308
Repurchase of ordinary shares	—	—	—	—	(11,564)	—	(11,564)	—	(11,564)
Share-based compensation expense	—	—	10,395	—	—	—	10,395	—	10,395
Purchase of Capped Calls	—	—	(15,090)	—	—	—	(15,090)	—	(15,090)
Settlement of Capped Calls	—	—	10,786	—	—	—	10,786	—	10,786
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,009)	(2,009)
As of February 24, 2023	54,383	$1,631	$417,998	$247,756	$(123,999)	$(217,557)	$325,829	$5,691	$331,520
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

SMART Global Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Six months ended	February 24, 2023	February 25, 2022
Cash flows from operating activities:
Net income (loss)	$(21,462)	$23,670
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	39,720	31,890
Amortization of debt discount and issuance costs	2,117	4,770
Share-based compensation expense	20,807	19,748
Impairment of goodwill	17,558	—
Change in fair value of contingent consideration	10,100	41,200
(Gain) loss on extinguishment of debt	15,924	653
Other	4,024	688
Changes in operating assets and liabilities:
Accounts receivable	208,224	(75,579)
Inventories	36,609	26,415
Other assets	(6,724)	10,445
Accounts payable and accrued expenses and other liabilities	(228,981)	(36,142)
Payment of acquisition-related contingent consideration	(73,724)	—
Deferred income taxes, net	2,358	(447)
Net cash provided by operating activities	26,550	47,311

Cash flows from investing activities:
Capital expenditures and deposits on equipment	(24,262)	(20,142)
Acquisition of business, net of cash acquired	(213,073)	—
Other	339	(692)
Net cash used for investing activities	(236,996)	(20,834)

Cash flows from financing activities:
Proceeds from debt	295,287	270,775
Proceeds from issuance of ordinary shares	4,250	7,460
Proceeds from borrowing under line of credit	—	84,000
Payment of acquisition-related contingent consideration	(28,100)	—
Payments to acquire ordinary shares	(16,223)	(2,895)
Payment of premium in connection with convertible note exchange	(14,141)	—
Repayments of debt	(8,996)	(125,000)
Net cash paid for settlement and purchase of Capped Calls	(4,304)	—
Distribution to noncontrolling interest	(2,009)	(3,773)
Repayments of borrowings under line of credit	—	(109,000)
Other	(3,416)	(3,841)
Net cash provided by financing activities	222,348	117,726

Effect of changes in currency exchange rates on cash, cash equivalents and restricted cash	1,917	(1,421)
Net increase in cash, cash equivalents and restricted cash	13,819	142,782
Cash, cash equivalents and restricted cash at beginning of period	363,065	222,986
Cash, cash equivalents and restricted cash at end of period	$376,884	$365,768
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
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 – Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. This ASU requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. This ASU was effective for us in the first quarter of 2023 and permits the use of either the modified retrospective or fully retrospective method of transition.
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
$263,046
(1)Includes $14.4 million paid at closing and $2.8 million paid in the second quarter of 2023 upon completion of the review of the working capital assets acquired and liabilities assumed.
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
The Earnout is revalued each quarter and any change in valuation is reflected in our results of operations. In the first six months of 2023, we adjusted the fair value of the Earnout to its current fair value with such change recognized in income from operations. The change in fair value reflected new information about the estimate of the gross profit of Stratus Technologies during the first full 12 fiscal months following the closing. As of February 24, 2023, the fair value of the Earnout was $30.9 million.

Valuation: We estimated the fair value of the assets and liabilities of Stratus Technologies as of the Acquisition Date. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on these valuation analyses and were as follows:

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
The fair values and useful lives of identifiable intangible assets were as follows:

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
The following unaudited pro forma financial information for the three and six months ended February 25, 2022 combines the historical results of operations of SGH for the three and six months ended February 25, 2022 and the historical results of operations of Stratus Technologies for the three and six months ended November 28, 2021:

	Three Months Ended	Six Months Ended
	February 25, 2022	February 25, 2022
Net sales	$489,336	$997,166
Net income attributable to SGH	1,299	6,479

Earnings per share:
Basic	$0.03	$0.13
Diluted	$0.02	$0.12
Acquisition-related transaction expenses are included within selling, general and administrative expenses and were $4.8 million in the first six months of 2023. For the first six months of 2023, net sales for Stratus Technologies were $85.9 million and net loss was $5.3 million, excluding any charges recognized to adjust the Earnout to its fair value.
Inventories

As of	February 24, 2023	August 26, 2022
Raw materials	$120,665	$150,913
Work in process	51,642	38,624
Finished goods	122,060	133,547
	$294,367	$323,084
As of February 24, 2023 and August 26, 2022, 5% and 6%, respectively, of total inventories were inventories owned and held under our logistics services.
Property and Equipment

As of	February 24, 2023	August 26, 2022
Equipment	$229,908	$204,805
Buildings and building improvements	65,736	59,047
Furniture, fixtures and software	41,742	38,715
Land	16,126	16,126
	353,512	318,693
Accumulated depreciation	(181,714)	(164,758)
	$171,798	$153,935
Depreciation expense for property and equipment was $9.0 million and $17.8 million in the second quarter and first six months of 2023, respectively, and $10.2 million and $19.7 million in the second quarter and first six months of 2022, respectively.

Change in Accounting Estimate: During the first quarter of 2023, we completed an assessment of the estimated useful lives of our manufacturing equipment. Based on that assessment, we revised the estimated useful lives from five years to eight years as of the beginning of the first quarter of 2023. The change reduced our non-cash depreciation expense for the first six months of 2023 by approximately $5.3 million, which resulted in aggregate reductions of $5.1 million in cost of sales and research and development expense and $0.2 million in the cost of our inventories as of the end of the second quarter of 2023. The reduction benefited net income by $4.2 million, or $0.09 per share.
Intangible Assets and Goodwill

	As of February 24, 2023		As of August 26, 2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Technology	$150,757	$(31,578)	$61,594	$(18,473)
Customer relationships	85,300	(38,890)	57,500	(32,238)
Trademarks/trade names	29,200	(11,895)	19,200	(9,771)
	$265,257	$(82,363)	$138,294	$(60,482)

Goodwill by segment:
Intelligent Platform Solutions	$148,771		$40,401
Memory Solutions	33,939		33,608
	$182,710		$74,009
In the first six months of 2023 and 2022, we capitalized $127.0 million, primarily in connection with our acquisition of Stratus Technologies, and $0.8 million, respectively, for intangible assets with weighted-average useful lives of 6.1 years and 13.6 years, respectively. Amortization expense for intangible assets was $11.0 million and $21.9 million in the second quarter and first six months of 2023, respectively, and $5.9 million and $12.2 million in the second quarter and first six months of 2022, respectively. Amortization expense is expected to be $22.0 million for the remainder of 2023, $41.9 million for 2024, $35.6 million for 2025, $30.4 million for 2026, $29.5 million for 2027 and $23.5 million for 2028 and thereafter.
Goodwill of our IPS segment increased in the first six months of 2023, primarily due to the addition of $125.9 million in connection with our acquisition of Stratus Technologies. See “Business Acquisition – Stratus Technologies.” In connection with the preparation of the financial statements included in this quarterly report, we assessed goodwill associated with our Penguin Edge business within our IPS segment and concluded it was partially impaired. As a result, we recognized a charge of $17.6 million to impair the carrying value of goodwill. See “Impairment of Penguin Edge Goodwill.”
Goodwill of our Memory Solutions segment increased by $0.3 million in the first six months of 2023 and decreased in all of 2022 by $0.2 million from translation adjustments.
Impairment of Penguin Edge Goodwill
During the second quarter of 2023, we initiated a plan within our IPS segment pursuant to which we intend to wind down manufacturing and discontinue the sale of certain legacy products offered through our Penguin Edge business by approximately the end of calendar 2024. In connection therewith and with the preparation of the financial statements included in this quarterly report, we performed a quantitative assessment of the fair value of goodwill using an income approach with assumptions that are considered Level 3 measurements and concluded that the carrying value of the Penguin Edge reporting unit goodwill exceeded its fair value. As a result, we recorded a charge of $17.6 million in the second quarter of 2023 to impair the carrying value of IPS goodwill. The fair value of the Penguin Edge reporting unit was determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense assumptions over the next two years, at a weighted-average cost of capital of 14.5%. We concluded that long-lived assets other than goodwill, primarily consisting of customer relationship intangible assets, had fair values in excess of their carrying amounts, and accordingly recorded no impairments of such assets. These assets will continue to be amortized over their remaining useful lives through the date of our anticipated completion of wind-down activities.
At each reporting date through the end of the wind-down period, we will estimate the then-future cash flows of the Penguin Edge business. As future cash flows are generally expected to decline over time, we currently anticipate that the remaining goodwill of the Penguin Edge reporting unit of $17.6 million as of the end of the second quarter of 2023 may become further impaired in future periods.
Accounts Payable and Accrued Expenses

As of	February 24, 2023	August 26, 2022
Accounts payable (1)	$167,769	$345,063
Salaries, wages and benefits	34,046	45,189
Income and other taxes	16,068	17,961
Other	8,406	5,141
	$226,289	$413,354
(1)Includes accounts payable for property and equipment of $6.3 million and $3.5 million as of February 24, 2023 and August 26, 2022, respectively.
Debt

As of	February 24, 2023	August 26, 2022
Amended 2027 TLA	$558,383	$269,304
2029 Notes	146,635	—
2026 Notes	98,353	213,023
LED Earnout Note	—	101,824
Other	18,134	19,263
	821,505	603,414
Less current debt	(32,141)	(12,025)
Long-term debt	$789,364	$591,389
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

Other: As of February 24, 2023, there was $566.1 million of principal amount outstanding under the Amended 2027 TLA, unamortized issuance costs were $7.7 million and the effective interest rate was 7.45%. As of February 24, 2023, there were no amounts outstanding under the 2027 Revolver.
Convertible Senior Notes
Convertible Senior Notes Exchange
On January 18, 2023, SGH entered into separate, privately negotiated exchange agreements with a limited number of holders of its 2.25% Convertible Senior Notes due 2026 (“2026 Notes”) to exchange $150.0 million principal amount of the 2026 Notes for (i) $150.0 million in aggregate principal amount of new 2.00% Convertible Senior Notes due 2029 (“2029 Notes”) and (ii) an aggregate of approximately $15.6 million in cash, with such cash payment representing $14.1 million of premium paid for the 2026 Notes in excess of par value and $1.5 million of accrued and unpaid interest on the 2026 Notes (collectively, the “Exchange Transactions”). The 2029 Notes were issued pursuant to, and are governed by, an indenture (“2029 Indenture”), dated as of January 23, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee.
Transactions involving contemporaneous exchanges between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation are accounted for as debt extinguishments if the debt instruments have substantially different terms. An exchange is deemed to have substantially different terms if:
•The present value of the remaining cash flows of the old instrument differs by more than 10% of the present value of the cash flows of the new instrument, or
•The change in the fair value of the conversion option immediately before and after the exchange is greater than 10% of the carrying value of the debt instrument immediately prior to the exchange.
We concluded that the exchanged 2026 Notes and the 2029 Notes had substantially different terms, and accordingly, we accounted for the Exchange Transactions as the extinguishment of the 2026 Notes and the issuance of the 2029 Notes. As a result, we recognized an extinguishment loss, included in other non-operating expense, of $16.7 million, consisting of $14.1 million of premium paid to extinguish the 2026 Notes and $2.5 million for the write-off of unamortized issuance costs.
2029 Notes
The 2029 Notes are senior, unsecured obligations of the Company and are equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2029 Notes and effectively subordinated to our existing and future senior, secured indebtedness, to the extent of the value of the collateral securing that indebtedness. Our 2026 Notes and 2029 Notes are structurally subordinated to all other existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of our subsidiaries.
The 2029 Notes bear interest at a rate of 2.00% per annum on the principal amount thereof, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2023, to the noteholders of record of the 2029 Notes as of the close of business on the immediately preceding January 15 and July 15, respectively. The 2029 Notes will mature on February 1, 2029 (the “2029 Maturity Date”), unless earlier converted, redeemed or repurchased. The 2029 Notes are convertible into cash or a combination of cash and the Company’s ordinary shares, $0.03 par value per share (the “ordinary shares”), at our election.
The initial conversion rate of the 2029 Notes is 47.1059 ordinary shares per $1,000 principal amount of the 2029 Notes, which represents an initial conversion price of approximately $21.23 per ordinary share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 2029 Indenture. In connection with any conversion of the 2029 Notes, we are required to pay the principal amount in cash and have the option to settle any amount in excess of the principal portion in cash and/or ordinary shares.
Conversion Rights: Holders of the 2029 Notes may convert them under the following circumstances:
i.during any fiscal quarter commencing after the fiscal quarter ended on May 26, 2023 (and only during such fiscal quarter) if the last reported sale price per ordinary share exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter;
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
iii.upon the occurrence of certain corporate events or distributions on our ordinary shares, as provided in the 2029 Indenture;
iv.if we call the 2029 Notes for redemption; and
v.on or after August 1, 2028 until the close of business on the second scheduled trading day immediately before the maturity date.
Upon the occurrence of a “make-whole fundamental change” (as defined in the 2029 Indenture), we will in certain circumstances increase the conversion rate for a specified period of time. In addition, upon the occurrence of a “fundamental change” (as defined in the 2029 Indenture), holders of the 2029 Notes may require us to repurchase their 2029 Notes at a cash repurchase price equal to the principal amount of the 2029 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of fundamental change includes certain business combination transactions involving the Company and certain de-listing events with respect to our ordinary shares.
Cash Redemption at Our Option: We have the right to redeem the 2029 Notes, in whole or in part, at our option at any time, and from time to time, on or after February 6, 2026 and on or before the 40th scheduled trading day immediately before the 2029 Maturity Date, at a cash redemption price equal to the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported per share sale price of our ordinary shares exceeds 130% of the conversion price on (i) each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the redemption notice date for such redemption and (ii) the trading day immediately before the date we send such notice. In addition, we have the right to redeem all, but not less than all, of the 2029 Notes if certain changes in tax law occur. Calling any 2029 Note for redemption will constitute a make-whole fundamental change with respect to such note, in which case the conversion rate applicable to the conversion of such note will be increased in certain circumstances if it is converted after it is called for redemption.
2026 Notes
In February 2020, we issued $250.0 million in aggregate principal amount of 2.25% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes are general unsecured obligations, bear interest at an annual rate of 2.25% per year, payable semi-annually on February 15 and August 15, and mature on February 15, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes are governed by an indenture (the “2026 Indenture”) between us and U.S. Bank National Association, as trustee. After the effect of the share dividend paid in the second quarter of 2022, the conversion rate of the 2026 Notes is 49.2504 ordinary shares per $1,000 principal amount of notes, which represents a conversion price of approximately $20.30 per ordinary share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 2026 Indenture. On January 18, 2023, we exchanged $150.0 million principal amount of 2026 Notes for $150.0 million principal amount of new 2029 Notes. As a result, as of February 24, 2023, $100.0 million in aggregate principal amount of 2026 Notes remain outstanding. See “Convertible Senior Notes – Convertible Senior Notes Exchange.”
First Supplemental Indenture to Indenture Governing the 2026 Notes: On August 26, 2022, SGH entered into the First Supplemental Indenture (the “2026 First Supplemental Indenture”) to the 2026 Indenture governing the 2026 Notes. The 2026 First Supplemental Indenture became effective on August 27, 2022. Pursuant to the 2026 First Supplemental Indenture, SGH irrevocably elected (i) to eliminate SGH’s option to elect Physical Settlement (as defined in the 2026 Indenture) on any conversion of the 2026 Notes that occurs on or after the date of the 2026 First Supplemental Indenture and (ii) with respect to any Combination Settlement (as defined in the 2026 Indenture) for a conversion of the 2026 Notes, the Specified Dollar Amount (as defined in the 2026 Indenture) that will be settled in cash per $1,000 principal amount of the 2026 Notes shall be no lower than $1,000.
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

Convertible Senior Note Interest
Unamortized debt discount and issuance costs are amortized over the terms of our 2026 Notes and 2029 Notes using the effective interest method. As of February 24, 2023 and August 26, 2022, the effective interest rate for our 2026 Notes was 2.83% and 7.06%, respectively. As of February 24, 2023, the effective interest rate for our 2029 Notes was 2.40%. Aggregate interest expense for our convertible notes consisted of contractual stated interest and amortization of discount and issuance costs and included the following:

	Three Months Ended		Six Months Ended
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Contractual stated interest	$1,366	$1,390	$2,757	$2,781
Amortization of discount and issuance costs	317	2,250	654	4,460
	$1,683	$3,640	$3,411	$7,241
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
Maturities of Debt
As of February 24, 2023, maturities of debt were as follows:

Remainder of 2023	$16,266
2024	39,743
2025	32,532
2026	132,532
2027	461,592
2028 and thereafter	151,537
Less unamortized discount and issuance costs	(12,697)
$821,505
Leases
As of February 24, 2023 and August 26, 2022, we had operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Fixed lease cost	$5,223	$3,213	$10,319	$6,516
Variable lease cost	299	453	683	821
Short-term lease cost	558	182	1,057	258
	$6,080	$3,848	$12,059	$7,595
Cash flows used for operating activities in the first six months of 2023 and 2022 included payments for operating leases of $5.2 million and $5.1 million, respectively. Acquisitions of right-of-use assets were $10.5 million in the first six months of 2023, primarily due to the acquisition of Stratus Technologies, and $0.6 million in the first six months of 2022.
As of February 24, 2023 and August 26, 2022, the weighted-average remaining lease term for our operating leases was 10.3 years and 10.9 years, respectively. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms. As of February 24, 2023 and August 26, 2022, the weighted-average discount rate for our operating leases was 6.2% and 6.1%, respectively.
Minimum payments of operating lease liabilities as of February 24, 2023 were as follows:

Remainder of 2023	$6,008
2024	14,746
2025	12,633
2026	11,047
2027	8,629
2028 and thereafter	65,972
119,035
Less imputed interest	(33,370)
Present value of total lease liabilities	$85,665
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
Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. In the first six months of 2023 and in 2022, we repurchased 0.5 million and 2.6 million shares, respectively, for $8.4 million and $50.0 million, respectively, under the repurchase authorization.
Other Share Repurchases
Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as ordinary share repurchases. We repurchased 33 thousand and 177 thousand ordinary shares as payment of withholding taxes for $0.6 million and $2.4 million, respectively, in the second quarter and first six months of 2023, and 4 thousand and 55 thousand ordinary shares for $0.2 million and $2.9 million, respectively, in the second quarter and first six months of 2022.

In connection with the Exchange Transactions in the second quarter of 2023, we repurchased 326 thousand ordinary shares for $5.4 million.
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
At the time of settlement of the Earnout, SGH may elect to pay any portion in SGH shares and, if so, the number of SGH shares issued will be determined based on the volume weighted-average price per SGH share for the 30 consecutive trading days ending on and including the trading day immediately preceding the date of payment of the Earnout (subject to equitable adjustment in the event of certain changes to SGH shares occurring during such 30 consecutive trading days). Shares issuable pursuant to the Earnout are contingently issuable shares and are considered in the computation of diluted earnings per share if dilutive. The number of contingently issuable shares included in diluted earnings per share is the number of shares, if any, that would be issuable at the time of settlement based on the assumption that the current fair value of the Earnout remains unchanged until the end of the earnout period. As of February 24, 2023, based on the fair value of the Earnout, the contingently issuable shares were anti-dilutive.
2029 Capped Calls
On January 18, 2023, in connection with the pricing of the 2029 Notes, we entered into privately negotiated capped call transactions (the “2029 Capped Calls”). The 2029 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2029 Notes, the aggregate number of ordinary shares that initially underlie the 2029 Notes, and are expected generally to reduce potential dilution to our ordinary shares upon any conversion of the 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the 2029 Capped Calls. The cap price of the 2029 Capped Calls is initially $29.1375 per share, which represented a premium of 75% over the last reported sale price of our ordinary shares on January 18, 2023. The cost of the 2029 Capped Calls, which are considered capital transactions, was $15.1 million and was recognized as a decrease to additional paid-in capital.
The 2029 Capped Calls are separate transactions, each between the Company and the counterparties to the 2029 Capped Calls, and are not part of the terms of the 2029 Notes and do not affect any holder’s rights under the 2029 Notes or the 2029 Indenture. Holders of the 2029 Notes do not have any rights with respect to the 2029 Capped Calls.
2026 Capped Calls
In connection with our issuance of the 2026 Notes in February 2020, we entered into capped call transactions (the “2026 Capped Calls”). As part of the Exchange Transactions, we entered into agreements with a number of counterparties to settle a portion of the 2026 Capped Calls in a notional amount corresponding to the amount of the 2026 Notes that were exchanged. The value received in connection with the settlement of a portion of the 2026 Capped Calls was $10.8 million and was recognized as an increase in additional paid-in capital.

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the six months ended February 24, 2023 were as follows:

	Cumulative Translation Adjustment	Gains (Losses) on Derivative Instruments	Gains (Losses) on Investments	Total
As of August 26, 2022	$(221,655)	$—	$—	$(221,655)

Other comprehensive income (loss) before reclassifications	4,113	124	(11)	4,226
Reclassifications out of accumulated other comprehensive income	—	(128)	—	(128)
Other comprehensive income (loss)	4,113	(4)	(11)	4,098

As of February 24, 2023	$(217,542)	$(4)	$(11)	$(217,557)
Noncontrolling Interest in Subsidiary
Noncontrolling interest increased by $0.4 million and $0.8 million in the second quarter and first six months of 2023 and $0.5 million and $1.2 million in the second quarter and first six months of 2022, respectively, for San’an’s 49% share of net income from the Cree Joint Venture. In the second quarters of 2023 and 2022, the Cree Joint Venture distributed an aggregate of $4.1 million and $7.7 million to its partners, including $2.1 million and $3.9 million to SGH and $2.0 million and $3.8 million to San’an, respectively. Cash and other assets of the Cree Joint Venture are generally not available for use by us in our other operations.
Government Incentives
Brazil Financial Credits
Through one of our Brazilian subsidiaries, we participate in an incentive program, known as Programa de Apoio ao Desenvolvimento Tecnológico da Indústria de Semicondutores (also known as Technology Development Support of the Semiconductor Industry Program) (“PADIS”), pursuant to which the Brazilian government incentivizes the manufacture and sale of semiconductor components within Brazil.
In January 2022, the Brazilian government approved an extension to PADIS. The financial credits available through the program are set to expire in December 2026. PADIS provides for reduced import and other transaction-related taxes for certain procurement, manufacturing and sales activities. In exchange, we must invest in certain research and development activities related to semiconductor-based solutions in an amount equivalent to 5% of the gross revenues of such Brazilian subsidiary recognized in connection with incentivized sales of semiconductor components in Brazil, excluding exports and sales to customers located at the Manaus Free Trade Zone, subject to the limitations of 13.1% (through December 31, 2024) and 12.3% (from January 1, 2025 through December 31, 2026) of the subsidiary’s gross revenues.
Pursuant to PADIS, we recognized aggregate financial credits, reflected as a reduction of research and development expense, of $1.4 million and $4.0 million in the second quarter and first six months of 2023, respectively, and $6.0 million and $11.9 million in the second quarter and first six months of 2022, respectively. Financial credits earned under PADIS may be refunded in cash or used to offset liabilities for Brazil federal taxes. As of February 24, 2023 and August 26, 2022, receivables for earned but unused financial credits were $19.6 million and $18.7 million, respectively. Financial credits earned but unused as of February 24, 2023 can be utilized through December 2027.
Fair Value Measurements
Cash and cash equivalents as of February 24, 2023 and August 26, 2022 included money market funds of $15.6 million and $13.8 million, respectively, which were valued based on Level 1 measurements using quoted prices in active markets for identical assets. Restricted cash was $1.0 million as of February 24, 2023.

Fair value measurements were as follows:

	As of February 24, 2023		As of August 26, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative financial instrument assets	$146	$146	$—	$—

Liabilities:
Derivative financial instrument liabilities	$509	$509	$605	$605
Acquisition-related contingent consideration	30,900	30,900	—	—
Amended 2027 TLA	566,070	558,383	273,281	269,304
2029 Notes	155,220	146,635	—	—
2026 Notes	108,857	98,353	290,223	213,023
LED Earnout Note	—	—	96,412	101,824
Debt – other	17,101	18,134	17,855	19,263
The fair values of our derivative financial instruments, as measured on a recurring basis, were based on Level 2 measurements, including market-based observable inputs of currency exchange spot and forward rates, interest rates and credit-risk spreads.
Acquisition-related contingent consideration is related to our acquisition of Stratus Technologies and is included in current liabilities as of February 24, 2023. The fair value as of February 24, 2023, measured on a recurring basis, was based on Level 3 measurements, which included significant inputs not observable in the market. The fair value was estimated using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate and cost of debt. The fair value of the Earnout was estimated based on the Company’s evaluation of the probability and amount of Earnout to be achieved based on the expected gross profit of Stratus Technologies. The Monte Carlo simulation model was used to estimate the Earnout payment, which was discounted to its present value based on the expected payment date of the Earnout. The model used an estimated gross profit volatility of 33.2% and a discount rate of 8.8% as of February 24, 2023.
The fair values of our Amended 2027 TLA, LED Earnout Note and other debt, as measured on a non-recurring basis, were estimated based on Level 2 measurements, including discounted cash flows and interest rates based on similar debt issued by parties with credit ratings similar to ours. The fair values of the 2029 Notes and 2026 Notes, as measured on a non-recurring basis, was determined based on Level 2 measurements, including the trading prices of the notes.
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

	Three Months Ended		Six Months Ended
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Realized (gains) losses on currency forward contracts	$276	$(1,236)	$1,283	$(5,146)
Unrealized (gains) losses on currency forward contracts	325	4,336	(105)	3,583
Equity Plans
As of February 24, 2023, 8.8 million shares of our ordinary shares were available for future awards under our equity plans.

Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)
Aggregate Restricted Award activity was as follows:

	Three Months Ended		Six Months Ended
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Awards granted	82	113	1,222	646
Weighted-average grant date fair value per share	$17.15	$30.28	$19.05	$28.42
Aggregate vesting date fair value of shares vested	$6,665	$6,272	$15,614	$18,228
As of February 24, 2023, total unrecognized compensation costs for unvested Restricted Awards was $84.9 million, which was expected to be recognized over a weighted-average period of 2.5 years.
Share Options
As of February 24, 2023, total aggregate unrecognized compensation costs for unvested options was $1.8 million, which was expected to be recognized over a weighted-average period of 1.4 years.
Employee Share Purchase Plan (“ESPP”)
Under our ESPP, employees purchased 265 thousand ordinary shares for $2.9 million in the first six months of 2023 and 133 thousand shares for $3.0 million in the first six months of 2022.
Share-Based Compensation Expense

	Three Months Ended		Six Months Ended
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Share-based compensation expense by caption:
Cost of sales	$1,369	$1,648	$3,077	$3,379
Research and development	1,441	1,559	3,075	3,099
Selling, general and administrative	7,585	6,766	14,655	13,270
	$10,395	$9,973	$20,807	$19,748
Income tax benefits related to the tax deductions for share-based awards are recognized only upon the settlement of the related share-based awards. Income tax benefits for share-based awards were $1.8 million and $4.0 million in the second quarter and first six months of 2023, respectively, and $1.8 million and $4.9 million in the second quarter and first six months of 2022, respectively.
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

	Three Months ended		Six Months Ended
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Cost of materials billed in connection with logistics services	$143,984	$339,715	$521,735	$675,990
Customer Contract Balances

As of	February 24, 2023	August 26, 2022
Contract assets (1)	$1,296	$1,322

Contract liabilities: (2)
Deferred revenue (3)	$61,841	$39,676
Customer advances	52,061	24,125
	$113,902	$63,801
(1)Contract assets are included in other current and noncurrent assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customer is expected to take control of the asset or receive the benefit of the service.
(3)Deferred revenue includes $15.6 million and $23.3 million as of February 24, 2023 and August 26, 2022, respectively, related to contracts that contain termination rights.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of February 24, 2023, we expect to recognize revenue of $49.3 million of the balance of $61.8 million in the next 12 months and the remaining amount thereafter. In the first six months of 2023, we recognized revenue of $29.8 million from satisfying performance obligations related to amounts included in deferred revenue as of August 26, 2022.
Customer advances represent amounts received from customers for advance payments to secure product. In the first six months of 2023, we recognized revenue of $1.8 million from satisfying performance obligations related to amounts included in customer advances as of August 26, 2022.
As of February 24, 2023 and August 26, 2022, other current liabilities included $12.0 million and $15.4 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In the first quarter of 2023, we initiated plans that included workforce reductions and the elimination of certain projects across our businesses. In connection therewith, we recorded restructure charges of $4.2 million and $6.2 million for the second quarter and first six months of 2023, respectively, primarily for employee severance costs and other benefits. We anticipate that these activities will continue into subsequent quarters of 2023 and anticipate recording additional restructure charges. As of February 24, 2023, $3.3 million remained unpaid, which is expected to be paid in the remainder of 2023.

Other Non-operating (Income) Expense

	Three Months Ended		Six Months Ended
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Loss (gain) on extinguishment of debt	$16,691	$653	$15,924	$653
Foreign currency losses	281	1,408	523	2,875
Loss (gain) on disposition of assets	(3,037)	25	(3,116)	46
Other	(606)	(301)	(662)	(554)
	$13,329	$1,785	$12,669	$3,020
In the second quarter of 2023, we recognized a loss in connection with the extinguishment of $150.0 million of our 2026 Notes. See “Debt – Convertible Senior Notes – Convertible Senior Notes Exchange.”
Income Taxes

	Three Months Ended		Six Months Ended
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Income (loss) before taxes	$(28,502)	$10,558	$(18,288)	$39,011
Income tax provision (benefit)	(1,716)	7,586	3,174	15,341
Income tax expense includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate.
Our provision for income taxes for the first six months of 2023 decreased by $12.2 million as compared to the same period in the prior year, primarily due to a decrease in profit before tax.
As of February 24, 2023 and August 26, 2022, we had a full valuation allowance for net deferred tax assets associated with our U.S. operations. Management continues to evaluate future projected financial performance to determine whether such performance is sufficient evidence to support a reduction in or reversal of the valuation allowances. The amount of the deferred tax asset considered realizable could be adjusted if significant positive evidence increases.
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

Earnings Per Share

	Three Months Ended		Six Months Ended
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Net income (loss) attributable to SGH – Basic and Diluted	$(27,219)	$2,458	$(22,227)	$22,485

Weighted-average shares outstanding – Basic	49,116	49,522	49,039	49,267
Dilutive effect of equity plans and convertible notes	—	8,114	—	6,868
Weighted-average shares outstanding – Diluted	49,116	57,636	49,039	56,135

Earnings (loss) per share:
Basic	$(0.55)	$0.05	$(0.45)	$0.46
Diluted	$(0.55)	$0.04	$(0.45)	$0.40
Below are unweighted potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	Three Months Ended		Six Months Ended
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Equity plans	7,688	24	7,688	276
Stratus Technologies contingently issuable shares	1,787	—	1,787	—
	9,475	24	9,475	276
Upon any conversion of our 2026 Notes or 2029 Notes, we will be required to pay cash in an amount at least equal to the principal portion and have the option to settle any amount in excess of the principal portion in cash and/or ordinary shares. As a result, only the amounts settled in excess of the principal portion are considered in calculating diluted earnings per share. See “Debt – Convertible Senior Notes.”
Upon completion of the Earnout period, we will be obligated to pay the Stratus contingent consideration in cash, ordinary shares of SGH or a mix of cash and SGH shares, at our election. See “Equity – SGH Shareholders’ Equity – Stratus Technologies Earnout.”
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

	Three Months Ended		Six Months Ended
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Net sales:
Memory Solutions	$151,136	$260,081	$343,103	$499,482
Intelligent Platform Solutions	222,451	82,257	433,422	200,911
LED Solutions	55,587	106,833	118,127	218,722
Total net sales	$429,174	$449,171	$894,652	$919,115

Segment operating income:
Memory Solutions	$14,430	$32,496	$35,575	$69,166
Intelligent Platform Solutions	37,978	7,702	72,144	21,882
LED Solutions	(977)	17,237	(1,455)	35,537
Total segment operating income	51,431	57,435	106,264	126,585

Unallocated:
Share-based compensation expense	(10,395)	(9,973)	(20,807)	(19,748)
Amortization of acquisition-related intangibles	(10,815)	(5,829)	(21,673)	(12,172)
Flow through of inventory step up	—	—	(2,599)	—
Cost of sales related restructure	(5,552)	—	(5,552)	—
Acquisition and integration expenses	(2,824)	(252)	(9,556)	(1,290)
Impairment of goodwill	(17,558)	—	(17,558)	—
Change in fair value of contingent consideration	(6,400)	(24,000)	(10,100)	(41,200)
Restructure charge	(4,154)	—	(6,195)	—
Other	(900)	(576)	(1,800)	(576)
Total unallocated	(58,598)	(40,630)	(95,840)	(74,986)
Consolidated operating income (loss)	$(7,167)	$16,805	$10,424	$51,599

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
At the closing, we paid a cash purchase price of $225 million, subject to certain adjustments. In addition, the seller has the right to receive, and we will be obligated to pay, contingent consideration of up to $50 million (the “Earnout”) based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing. The Earnout, if any, will be payable in cash, ordinary shares of SGH or a mix of cash and SGH Shares, at our election. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – Stratus Technologies.”
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
Results of Operations

	Three Months Ended				Six Months Ended
	February 24, 2023		February 25, 2022		February 24, 2023		February 25, 2022
Net sales:
Memory Solutions	$151,136	35.2%	$260,081	57.9%	$343,103	38.4%	$499,482	54.3%
Intelligent Platform Solutions	222,451	51.8%	82,257	18.3%	433,422	48.4%	200,911	21.9%
LED Solutions	55,587	13.0%	106,833	23.8%	118,127	13.2%	218,722	23.8%
Total net sales	429,174	100.0%	449,171	100.0%	894,652	100.0%	919,115	100.0%
Cost of sales	318,793	74.3%	336,458	74.9%	665,861	74.4%	684,201	74.4%
Gross profit	110,381	25.7%	112,713	25.1%	228,791	25.6%	234,914	25.6%

Operating expenses:
Research and development	26,665	6.2%	18,794	4.2%	50,721	5.7%	36,451	4.0%
Selling, general and administrative	62,771	14.6%	53,114	11.8%	133,793	15.0%	105,664	11.5%
Impairment of goodwill	17,558	4.1%	—	—%	17,558	2.0%	—	—%
Change in fair value of contingent consideration	6,400	1.5%	24,000	5.3%	10,100	1.1%	41,200	4.5%
Other operating (income) expense	4,154	1.0%	—	—%	6,195	0.7%	—	—%
Total operating expenses	117,548	27.4%	95,908	21.4%	218,367	24.4%	183,315	19.9%
Operating income (loss)	(7,167)	(1.7)%	16,805	3.7%	10,424	1.2%	51,599	5.6%

Non-operating (income) expense:
Interest expense, net	8,006	1.9%	4,462	1.0%	16,043	1.8%	9,568	1.0%
Other non-operating (income) expense	13,329	3.1%	1,785	0.4%	12,669	1.4%	3,020	0.3%
Total non-operating (income) expense	21,335	5.0%	6,247	1.4%	28,712	3.2%	12,588	1.4%
Income (loss) before taxes	(28,502)	(6.6)%	10,558	2.4%	(18,288)	(2.0)%	39,011	4.2%

Income tax provision (benefit)	(1,716)	(0.4)%	7,586	1.7%	3,174	0.4%	15,341	1.7%
Net income (loss)	(26,786)	(6.2)%	2,972	0.7%	(21,462)	(2.4)%	23,670	2.6%
Net income attributable to noncontrolling interest	433	0.1%	514	0.1%	765,000	0.1%	1,185	0.1%
Net income (loss) attributable to SGH	$(27,219)	(6.3)%	$2,458	0.5%	$(22,227)	(2.5)%	$22,485	2.4%
Percentages represent percentage of total net sales. Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales decreased by $20.0 million, or 4.5%, in the second quarter of 2023 compared to the same period in the prior year, and by $24.5 million, or 2.7%, for the first six months of 2023 compared to the same period in the prior year. These decreases were primarily due to lower sales in both our Memory Solutions and LED Solutions businesses, offset by strong performance from IPS. IPS net sales increased by $140.2 million, or 170.4%, and by $232.5 million, or 115.7%, in the second quarter and first six months of 2023 compared to the same periods in the prior year, respectively, primarily due to higher sales in our Penguin Solutions business and from $40.7 million and $85.9 million, respectively, of revenue from our recent acquisition of Stratus Technologies. Memory Solutions sales decreased by $108.9 million, or 41.9%, and by $156.4 million, or 31.3%, in the second quarter and first six months of 2023 compared to the same periods in the prior year, respectively, primarily due to lower sales volumes of DRAM products, as well as lower sales volumes of mobile memory products in Brazil. LED Solutions sales decreased by $51.2 million, or 48.0%, and by $100.6 million, or 46.0%, in the second quarter and first six months of 2023 compared to the same periods in the prior year, respectively, primarily due to lower customer demand.
Cost of sales increased by $17.7 million, or 5.3%, in the second quarter of 2023, compared to the same period in the prior year, and by $18.3 million, or 2.7%, for the first six months of 2023 compared to the same period in the prior year. Memory Solutions and LED Solutions segments had lower material cost from lower sales, which were offset by additional costs from the operations of our recently-acquired Stratus Technologies business.
Gross margin increased to 25.7% in the second quarter of 2023 compared to 25.1% in the same period in the prior year, and was flat for the first six months of 2023 compared to the same period in 2022, primarily due to lower sales and gross profits for our Memory Solutions and LED Solutions businesses, partially offset by strength in our IPS business, which included higher margins of our recently-acquired Stratus Technologies business.
Change in Accounting Estimate: During the first quarter of 2023, we completed an assessment of the estimated useful lives of our manufacturing equipment. Based on that assessment, we revised the estimated useful lives from five years to eight years as of the beginning of the first quarter of 2023. The change reduced our non-cash depreciation expense for the first six months of 2023 by approximately $5.3 million, which resulted in aggregate reductions of $5.1 million in cost of sales research and development expense and $0.2 million in the cost of our inventories as of the end of the second quarter of 2023.
Non-GAAP Measure of Segment Operating Income
Below is a table of our operating income, measured on a non-GAAP basis, which our management uses to supplement SGH’s financial results under GAAP to analyze its operations and make decisions as to future operational plans. Our management believes that this supplemental non-GAAP information is useful to investors in analyzing and assessing our past and future operating performance. These non-GAAP measures exclude certain items, such as share-based compensation expense, amortization of acquisition-related intangible assets (consisting of amortization of developed technology, customer relationships, trademarks/trade names and backlog acquired in connection with business combinations), acquisition-related inventory adjustments, acquisition-related expenses, restructure charges and integration expenses, impairment of goodwill, changes in the fair value of contingent consideration, (gains) losses from changes in currency exchange rates, amortization of debt discount and other costs, gain (loss) on extinguishment of debt, other infrequent or unusual items and related tax effects and other tax adjustments. While amortization of acquisition-related intangible assets is excluded, the revenues from acquired companies is reflected in our non-GAAP measures and these intangible assets contribute to revenue generation. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment and Other Information.”
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

	Three Months Ended		Six Months Ended
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
GAAP operating income (loss)	$(7,167)	$16,805	$10,424	$51,599
Share-based compensation expense	10,395	9,973	20,807	19,748
Amortization of acquisition-related intangibles	10,815	5,829	21,673	12,172
Flow-through of inventory step up	—	—	2,599	—
Cost of sales related restructure	5,552	—	5,552	—
Acquisition and integration expenses	2,824	252	9,556	1,289
Impairment of goodwill	17,558	—	17,558	—
Change in fair value of contingent consideration	6,400	24,000	10,100	41,200
Restructure charge	4,154	—	6,195	—
Other	900	576	1,800	577
Non-GAAP operating income	$51,431	$57,435	$106,264	$126,585

Non-GAAP operating income (loss) by segment:
Memory Solutions	$14,430	$32,496	$35,575	$69,166
Intelligent Platform Solutions	37,978	7,702	72,144	21,882
LED Solutions	(977)	17,237	(1,455)	35,537
Total non-GAAP operating income (loss) by segment	$51,431	$57,435	$106,264	$126,585
Memory Solutions operating income decreased by $18.1 million, or 55.6%, in the second quarter of 2023 compared to the same period in the prior year, and by $33.6 million, or 48.6%, in the first six months of 2023 compared to the same period in the prior year, primarily due to lower sales and gross profit.
IPS operating income increased by $30.3 million, or 393.1%, in the second quarter of 2023 compared to the same period in the prior year, and by $50.3 million, or 229.7%, in the first six months of 2023 compared to the same period in the prior year, primarily due to higher sales and margins from our Penguin Solutions business and strong performance from our recently-acquired Stratus Technologies business, partially offset by higher operating expenses from the Stratus Technologies business and higher personnel-related expenses for increased headcount to support IPS’ revenue growth.
LED Solutions operating income decreased by $18.2 million, or 105.7%, in the second quarter of 2023 compared to the same period in the prior year, and by $37.0 million, or 104.1%, in the first six months of 2023 compared to the same period in the prior year, primarily due to lower sales and gross profit from lower sales volumes, partially offset by lower operating expenses mainly driven by personnel-related expenses due to lower headcount.
Operating and Non-operating (Income) Expense
Research and Development
Research and development expense increased by $7.9 million, or 41.9%, in the second quarter of 2023 compared to the same period in the prior year, and by $14.3 million, or 39.1%, for the first six months of 2023 compared to the same period in the prior year, primarily due to expenses associated with our recently-acquired Stratus Technologies business and a decrease of $4.6 million and $7.9 million, respectively, in the Brazil financial credits, which are reflected as a reduction of research and development expenses. The first six months of 2023 also had lower personnel-related expenses. We expect research and development expense to increase in absolute dollars in 2023 due to our Stratus Technologies acquisition and lower Brazil financial credits.
Selling, General and Administrative
Selling, general and administrative expense increased by $9.7 million, or 18.2%, in the second quarter of 2023 compared to the same period in the prior year, and by $28.1 million, or 26.6%, for the first six months of 2023 compared to the same period in the prior year, primarily due to expenses associated with our recently-acquired Stratus Technologies business and as well as higher acquisition and integration expenses. We expect selling, general and administrative expense to increase in absolute dollars in 2023 due to our Stratus Technologies acquisition.

Impairment of Goodwill
During the second quarter of 2023, we initiated a plan pursuant to which we intend to wind down manufacturing and discontinue the sale of certain legacy products offered through our Penguin Edge business by approximately the end of calendar 2024. In connection therewith and with the preparation of the financial statements included in this quarterly report, we assessed goodwill associated with our Penguin Edge business within our IPS segment and concluded it was partially impaired. As a result, we recorded an impairment charge of $17.6 million in the second quarter of 2023 related to our IPS segment. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Intangible Assets and Goodwill – Impairment of Penguin Edge Goodwill.”
Change in Fair Value of Contingent Consideration
Our acquisitions of Stratus Technologies in the first quarter of 2023 and our LED Business in the third quarter of 2021 each included contingent consideration. We estimate the fair value of the contingent consideration as of the date of acquisition and subsequently recognize changes in the fair value in results of operations. During the second quarter and first six months of 2023, we recorded charges of $6.4 million and $10.1 million, respectively, to adjust the fair value of the contingent consideration from our acquisition of Stratus Technologies. During the second quarter and first six months of 2022, we recorded charges of $24.0 million and $41.2 million, respectively, to adjust the fair value of the contingent consideration from our acquisition of the LED business. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – Stratus Technologies.”
Other Operating (Income) Expense
Other operating expense in the second quarter and first six months of 2023 included restructure charges of $4.2 million and $6.2 million, respectively, primarily for employee severance costs and other benefits resulting from workforce reductions and the elimination of certain projects across our businesses. We anticipate that these activities will continue into subsequent quarters of 2023 and anticipate recording additional restructure charges.
Interest Expense, Net
Net interest expense increased by $3.5 million and $6.5 million in the second quarter and first six months of 2023, respectively, compared to the same periods in the prior year, primarily due to interest expense from the Amended 2027 TLA Credit Facility. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”
Other Non-operating (Income) Expense
Other non-operating (income) expense in the second quarter and first six months of 2023 increased primarily due to loss on extinguishment of debt, partially offset by gain on disposition of assets. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Other Non-operating (Income) Expense” and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Credit Facility.” The second quarter and first six months of 2023 also had lower foreign currency losses related to our Brazil operating subsidiaries compared to the same periods in the prior year.
Income Tax Provision (Benefit)
Our provision (benefit) for income taxes decreased by $12.2 million in the first six months of 2023 compared to the prior year, primarily due to a decrease in profit before tax.
Liquidity and Capital Resources
As of February 24, 2023, we had cash and cash equivalents of $375.9 million, of which $199.8 million was held outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts and money market funds. We do not enter into investments for trading or speculative purposes.
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
Convertible Senior Notes
On January 18, 2023, we entered into separate, privately negotiated exchange agreements with a limited number of holders of our 2026 Notes to exchange $150.0 million principal amount of our 2026 Notes for (i) $150.0 million in aggregate principal amount of new 2.00% Convertible Senior Notes due 2029 and (ii) an aggregate of approximately $15.6 million in cash, with such cash payment representing the premium paid for the 2026 Notes in excess of par value and accrued and unpaid interest on the 2026 Notes. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes – Convertible Notes Exchange.”
On August 26, 2022, we irrevocably elected (i) to eliminate our option to elect Physical Settlement (as defined in the 2026 Indenture) on any conversion of our 2026 Notes that occurs on or after August 27, 2022 and (ii) with respect to any Combination Settlement (as defined in the 2026 Indenture) for a conversion of the 2026 Notes, the Specified Dollar Amount (as defined in the 2026 Indenture) that will be settled in cash per $1,000 principal amount of the 2026 Notes shall be no lower than $1,000. As a result of our election, upon any conversion of the 2026 Notes, we will be required to pay cash in an amount at least equal to the principal portion while continuing to have the option to settle any amount in excess of the principal portion in cash and/or ordinary shares. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes – 2026 Notes.”
Acquisition of Stratus Technologies
On August 29, 2022, we completed our previously announced acquisition of Stratus Technologies. At the closing of the transaction, we paid the seller a cash purchase price of $225 million, subject to certain adjustments. In addition, the seller has the right to receive, and we will be obligated to pay, contingent consideration of up to $50 million based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing. The Earnout, if any, will be payable in cash, ordinary shares of SGH or a mix of cash and SGH Shares, at our election. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – Stratus Technologies.”
Cash Flows

	Six Months Ended
	February 24, 2023	February 25, 2022
Net cash provided by operating activities	$26,550	$47,311
Net cash used for investing activities	(236,996)	(20,834)
Net cash provided by financing activities	222,348	117,726
Effect of changes in currency exchange rates	1,917	(1,421)
Net increase in cash, cash equivalents and restricted cash	$13,819	$142,782
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, share-based compensation, adjustments for changes in the fair value of contingent consideration, gains and losses from investing or financing activities and from the effects of changes in operating assets and liabilities.

Net cash provided by operating activities in the first six months of 2023 resulted primarily from net loss of $21.5 million, adjusted for non-cash items of $110.3 million. Operating cash flows were adversely affected by a $62.2 million net change in our operating assets and liabilities primarily from the effects of a decrease of $229.0 million in accounts payable and accrued expenses and other liabilities and the payment of $73.7 million of contingent consideration related to our 2021 acquisition of the LED business, partially offset by the effect of decreases of $208.2 million in accounts receivable and $36.6 million in inventories. The decreases in accounts payable and accrued expenses and accounts receivable were primarily due to the timing of payments and receipts. The decrease in inventories was primarily due to lower gross sales in our Memory Solutions segment.
Net cash provided by operating activities in the first six months of 2022 resulted primarily from net income of $23.7 million, adjusted for non-cash items of $98.9 million. Operating cash flows were adversely affected by a $75.3 million net change in our operating assets and liabilities primarily from the effects of an increase of $75.6 million in accounts receivable and a decrease of $36.1 million in accounts payable and accrued expenses and other liabilities, partially offset by the effect of decreases of $26.4 million in inventories and $10.4 million in other assets. The decrease in both inventories and accounts payable and accrued expenses and other liabilities was primarily due to the lower inventories mainly in our Memory Solutions segment, and the increase in accounts receivable was primarily due to higher gross sales in our Memory Solutions and IPS segments.
Investing Activities: Net cash used in investing activities in the first six months of 2023 consisted primarily of $213.1 million for the acquisition of Stratus Technologies and $24.3 million for purchases of property and equipment. Net cash used in investing activities in the first six months of 2022 consisted primarily of purchases of property and equipment.
Financing Activities: Net cash provided by financing activities in the first six months of 2023 consisted primarily of $295.3 million in net proceeds from issuance of a term loan and $4.3 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by a $28.1 million payment of contingent consideration related to our 2021 acquisition of the LED business, $16.2 million of payments to acquire our ordinary shares,$14.1 million payment of premium in connection with our convertible note exchange, $9.0 million in repayments of debt and $4.3 million net cash paid for settlement and purchase of Capped Calls. Net cash provided by financing activities in the first six months of 2022 consisted primarily of $270.8 million in net proceeds from the issuance of a term loan and $7.5 million in proceeds from the issuance of ordinary shares, partially offset by $125.0 million in principal repayment of the LED Purchase Price Note, $25.0 million in net repayments of borrowings under our line of credit and $2.9 million of payments to acquire our ordinary shares.
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
Approximately 13% and 26% of our net sales in the first six months of 2023 and 2022, respectively, originated in Brazilian real. We utilize foreign exchange forward contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated liabilities in Brazil, primarily third party payables. We do not use foreign currency contracts for speculative or trading purposes.
Based on our monetary assets and liabilities denominated in foreign currencies as of February 24, 2023 and August 26, 2022, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating (income) expense of $7.2 million and $5.8 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of February 24, 2023, we had $566.1 million principal amount outstanding under the Amended 2027 TLA. In addition, our Amended Credit Agreement provides for borrowings of up to $250.0 million under the 2027 Revolver. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2027 Revolver were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $8.2 million per year.
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
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2023, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a significant amount of debt outstanding as of February 24, 2023, including the debt described in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.” Our indebtedness may have important consequences, including, but not limited to, the following:
•increasing our vulnerability to general economic downturns and adverse industry conditions;
•limiting our ability to obtain additional financing;
•requiring us to dedicate a significant portion of our cash flows from operations to the payment of interest and principal on our debt, which would reduce the funds available to us for our working capital, capital expenditures or other general corporate requirements;
•diluting the interests of our existing shareholders to the extent ordinary shares are issued upon conversion of our convertible notes;
•limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness or more liquidity; and
•limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.
Our ability to make scheduled payments on, to refinance or to pay off our debt obligations when due depends on the financial condition and operating performance of our business. This, to a certain extent, is subject to prevailing economic and competitive conditions, including general conditions prevailing in the financial markets and global economy, and to certain financial, business, regulatory and other factors beyond our control, including the risks described herein. Our business may not generate sufficient cash flows from operations, and future borrowings may not be available to us under our debt arrangements, including our Amended Credit Agreement (as defined below), in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. In addition, certain of our debt is subject to terms that may require the use of significant cash in the future under certain circumstances. For example, holders of the 2.25% Convertible Senior Notes due 2026 (“2026 Notes”) and 2.00% Convertible Senior Notes due 2029 (“2029 Notes” and, together with the 2026 Notes, the “Convertible Notes”), may, subject to a limited exception, require us to repurchase their Convertible Notes following a “fundamental change,” as described in more detail in “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes.” In addition, all conversions of the Convertible Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay the cash amounts due upon conversion. Applicable law, regulatory authorities and the agreements governing our other indebtedness, including our Amended Credit Agreement, may restrict our ability to repurchase the Convertible Notes or pay the cash amounts due upon conversion. Our failure to repurchase the

Convertible Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.
If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt or sell certain of our assets on or before the maturity of our debt. We may not be able to restructure or refinance any of our debt on commercially reasonable terms, or at all, which could cause us to default on our debt obligations and impair our liquidity, which in turn could cause the acceleration of other indebtedness under certain of our debt agreements which could exacerbate our liquidity problems. Any refinancing of our indebtedness will likely be at higher interest rates in the current environment and may require us to comply with more onerous covenants that could further restrict our business operations. If we are not able to repay our debt obligations as they become due, or if we are not able to refinance or restructure our debt obligations before they become due, this could cause us to default on our debt obligations and impair our liquidity.
In addition, if our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets or seek additional capital. These alternative measures may not be available to us, may not be successful and may not permit us to meet our scheduled debt service obligations, which could result in substantial liquidity problems. Our Amended Credit Facility restricts our ability to dispose of our assets and use the proceeds from the disposition. We may not be able to consummate any such disposition or dispositions or to obtain the proceeds which we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any of these circumstances could have a material adverse effect on our business, results of operations and financial condition.
Breaches of our security systems, or those of our customers, suppliers or business partners, could expose us to losses.
We manage, store, transmit and otherwise process various proprietary information and sensitive personal or confidential data. In addition, our cloud computing businesses routinely process, store and transmit data, including sensitive and personally identifiable information, for our customers. We have experienced, and may in the future experience, data security incidents, cybersecurity events, data breaches, ransomware attacks or other compromises of the information technology systems we use for these purposes or that our vendors use to process data on our behalf, as criminal or other actors have been able to, and may in the future be able, penetrate our or our service providers’ network security and misappropriate or compromise our information or that of third parties, create system disruptions or cause shutdowns. There are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers and other third parties to disclose information or unwittingly provide access to systems or data. The risk of such attacks includes attempted breaches not only of our own products, services and systems, but also those of customers, contractors, business partners, vendors and other third parties. Our products, services and systems may be used in critical company, customer, government or other third-party operations, or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, classified information, other proprietary or confidential data, regulated data and personal information of employees, customers and others. Successful breaches, employee malfeasance or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss or destruction of company, customer, government or other third party data or systems; theft of sensitive, regulated, classified or confidential data including personal information and intellectual property; the loss of access to critical data or systems through DDOS attacks, denial-of-service attacks, ransomware attacks, destructive attacks or other means; and business delays, service or system disruptions or denials of service. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of such systems.
The costs to address product defects or any of the foregoing security problems and security vulnerabilities before or after a cyber-incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. We could lose existing or potential customers for outsourcing services or other information technology solutions in connection with any actual or perceived security vulnerabilities in our products. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third parties could expose us, our customers or other third parties affected to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability, damage our brand and reputation or otherwise harm our business. Further, we rely in certain limited capacities on third-party data management providers and other vendors whose possible security problems and security vulnerabilities may have similar detrimental effects on us.
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
We have incurred, and may in the future incur, impairment charges related to our goodwill, which could have a material adverse effect on our business, results of operations and financial condition.
We have a significant amount of goodwill. As of February 24, 2023, we had goodwill of approximately $182.7 million, which represented approximately 11% of our total assets as of such date. The carrying value of goodwill may be reduced if we determine that goodwill is impaired. We test goodwill for impairment in the fourth quarter of each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The testing of goodwill for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions; changes in business operations; changes in competition or changes in our stock price and market capitalization and other relevant events and factors affecting the fair value of the reporting unit. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill and could result in an impairment charge, which could have a material adverse effect on our business, results of operations and financial condition. During the quarter ended February 24, 2023, we recorded an impairment charge of $17.6 million related to our Penguin Edge business. If actual results differ from the assumptions and estimates used in the goodwill calculations, we could incur future impairment charges, which could have a material adverse effect on our business, results of operations and financial condition.
Our capped call transactions may affect the value of our publicly traded debt and ordinary shares.
In connection with the pricing of the 2029 Notes, we entered into privately negotiated capped call transactions (“2029 Capped Calls”) with certain financial institutions. The 2029 Capped Calls are expected generally to reduce potential dilution to our ordinary shares upon any conversion of 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the 2029 Capped Calls, the 2029 Capped Call counterparties or their respective affiliates likely purchased our ordinary shares concurrently with the pricing of the 2029 Notes. In addition, the 2029 Capped Call counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our ordinary shares and/or purchasing or selling our ordinary shares or other securities of ours in secondary market transactions and prior to the maturity of the 2029 Notes (and are likely to do so during any Observation Period (as defined in the Indenture) related to a conversion of 2029 Notes). This activity could cause or avoid an increase or a decrease in the market price of our ordinary shares or the 2029 Notes.
The potential effect, if any, of these transactions and activities on the trading price of our ordinary shares or the 2029 Notes will depend in part on market conditions. Any of these activities could adversely affect the trading price of our ordinary shares or the 2029 Notes.

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
On January 18, 2023, we entered into separate, privately negotiated exchange agreements with a limited number of holders of our 2026 Notes to exchange $150.0 million principal amount of the 2026 Notes for (i) $150.0 million in aggregate principal amount of 2029 Notes and (ii) an aggregate of approximately $15.6 million in cash, with such cash payment representing the premium paid for the 2026 Notes in excess of par value and accrued and unpaid interest on the 2026 Notes (collectively, the “Exchange Transactions”). In connection with the Exchange Transactions, we repurchased 325,699 shares for $5.4 million.
The following table sets forth information relating to repurchases of our equity securities during the three months ended February 24, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 26, 2022 – December 23, 2022	184,044	$16.30	184,044
December 24, 2022 – January 20, 2023	492,693	$16.26	166,994
January 21, 2023 – February 24, 2023	—	$—	—
	676,737	$16.27	351,038	$16,620,000
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Memorandum and Articles of Association of SMART Global Holdings, Inc.		10-Q	001-38102	3.1	04/07/2020
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934		10-K	001-38102	4.1	10/25/2021
4.2	Indenture, dated as of January 23, 2023, between SMART Global Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K	001-38102	4.1	01/23/2023
4.3	Form of certificate representing the 2.000% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 10.1)		8-K	001-38102	4.2	01/23/2023
10.1	Form of confirmation for the Capped Call Transactions		8-K	001-38102	10.1	01/23/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
* The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART Global Holdings, Inc.
Date: April 4, 2023	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 4, 2023	By:	/s/ Ken Rizvi
Ken Rizvi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

