Form 10-Q
period 2023-05-26
SMART Global Holdings, Inc.
filed 2023-06-30
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 26, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 22, 2023, the registrant had 50,067,897 ordinary shares outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements concerning or regarding future events and our future financial and operating performance; statements regarding the extent and timing of and expectations regarding our future revenues and expenses and customer demand; statements regarding our business strategies, investments and growth drivers in our industries and markets; statements regarding the deployment of our products and services and our ability to meet customer commitments; statements regarding the effects of the ongoing COVID-19 pandemic and macroeconomic events, including supply chain challenges, foreign currency fluctuations and interest rate changes, upon our and our customers’ respective businesses; statements regarding the anticipated benefits to be realized from the acquisition of Stratus Technologies; statements regarding the estimations of future payouts under our equity plans and in connection with the acquisition of Stratus Technologies; statements regarding our expected capital expenditures and our estimates regarding our capital requirements; statements regarding restructuring activities and charges; statements regarding the impairment of goodwill; and statements regarding our reliance on third parties. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipate,” “target,” “expect,” “estimate,” “intend,” “plan,” “goal,” “believe,” “could” and other words of similar meaning. Forward-looking statements provide our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, issues, delays or complications in integrating the operations of Stratus Technologies; global business and economic conditions and growth trends in technology industries, our customer markets and various geographic regions; uncertainties in the geopolitical environment; the rapidly evolving nature of the COVID-19 pandemic; disruptions in our operations or supply chain as a result of the COVID-19 pandemic or otherwise; the ability to manage our cost structure, including our success in implementing restructuring or other plans intended to improve our operating efficiency; workforce reductions; uncertainties in the global macro-economic environment; changes in demand for our segments; changes in trade regulations or adverse developments in international trade relations and agreements; changes in currency exchange rates; availability of our cash and cash equivalents; overall information technology spending; appropriations for government spending; the success of our strategic initiatives including additional investments in new products and additional capacity; acquisitions of companies or technologies, the failure to successfully integrate and operate them or customers’ negative reactions to them, including any resulting impairment of goodwill or gain (loss) on extinguishment of debt; limitations on, or changes in the availability of, supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; production or manufacturing difficulties; competitive factors; technological changes; future cash flows of the Penguin Edge business; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the memory market in Brazil or in the LED market; reduction in, or termination of, incentives for local manufacturing in Brazil; changes to applicable tax regimes or rates; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; and the continuing availability of borrowings under term loans and revolving lines of credit and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in our Annual Report on Form 10-K for the fiscal year ended August 26, 2022, our Quarterly Report on Form 10-Q for the quarter ended February 24, 2023, this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission (“SEC”). In addition, such risks, uncertainties and factors as outlined above and in such filings do not constitute all risks, uncertainties and factors that could cause actual results of our company to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
Any forward-looking statements that we make in this Quarterly Report speak only as of the date of this Quarterly Report. Except as required by law, we do not undertake to update the forward-looking statements contained in this Quarterly Report to reflect the impact of circumstances or events that may arise after the date that the forward-looking statements were made.
About This Quarterly Report
As used herein, “SGH,” “Company,” “Registrant,” “we,” “our,” “us” or similar terms refer to SMART Global Holdings, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year is the 52 or 53-week period ending

3

on the last Friday in August. Fiscal 2023 and 2022 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated.

PART I. Financial Information
Item 1. Financial Statements

5

SMART Global Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(Unaudited)

As of	May 26, 2023	August 26, 2022
Assets
Cash and cash equivalents	$401,275	$363,065
Accounts receivable, net	243,571	410,323
Inventories	226,051	323,084
Other current assets	68,014	55,393
Total current assets	938,911	1,151,865
Property and equipment, net	177,751	153,935
Operating lease right-of-use assets	77,789	77,399
Intangible assets, net	171,415	77,812
Goodwill	183,089	74,009
Other noncurrent assets	42,233	37,044
Total assets	$1,591,188	$1,572,064

Liabilities and Equity
Accounts payable and accrued expenses	$210,125	$413,354
Current debt	32,253	12,025
Acquisition-related contingent consideration	45,700	—
Other current liabilities	96,227	90,161
Total current liabilities	384,305	515,540
Long-term debt	782,258	591,389
Noncurrent operating lease liabilities	73,421	71,754
Other noncurrent liabilities	27,038	14,835
Total liabilities	1,267,022	1,193,518

Commitments and contingencies

SMART Global Holdings shareholders’ equity:
Ordinary shares, $0.03 par value; authorized 200,000 shares; 55,159 shares issued and 49,807 outstanding as of May 26, 2023; 52,880 shares issued and 48,604 outstanding as of August 26, 2022	1,655	1,586
Additional paid-in capital	432,185	448,112
Retained earnings	223,301	251,344
Treasury shares, 5,351 and 4,276 shares held as of May 26, 2023 and August 26, 2022, respectively	(124,659)	(107,776)
Accumulated other comprehensive income (loss)	(214,385)	(221,655)
Total SGH shareholders’ equity	318,097	371,611
Noncontrolling interest in subsidiary	6,069	6,935
Total equity	324,166	378,546
Total liabilities and equity	$1,591,188	$1,572,064
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 26, 2023	May 27, 2022	May 26, 2023	May 27, 2022
Net sales:
Products	$325,665	$414,160	$1,089,703	$1,264,378
Services	57,665	48,380	188,279	117,277
Total net sales	383,330	462,540	1,277,982	1,381,655

Cost of sales:
Products	259,975	329,349	875,769	985,600
Services	24,712	18,728	74,779	46,678
Total cost of sales	284,687	348,077	950,548	1,032,278
Gross profit	98,643	114,463	327,434	349,377

Operating expenses:
Research and development	22,235	20,298	72,956	56,749
Selling, general and administrative	70,596	58,483	204,389	164,147
Impairment of goodwill	—	—	17,558	—
Change in fair value of contingent consideration	14,800	124	24,900	41,324
Other operating (income) expense	(186)	249	6,009	249
Total operating expenses	107,445	79,154	325,812	262,469
Operating income (loss)	(8,802)	35,309	1,622	86,908

Non-operating (income) expense:
Interest expense, net	8,059	5,110	24,102	14,678
Other non-operating (income) expense	514	550	13,183	3,570
Total non-operating (income) expense	8,573	5,660	37,285	18,248
Income (loss) before taxes	(17,375)	29,649	(35,663)	68,660

Income tax provision	6,702	5,154	9,876	20,495
Net income (loss)	(24,077)	24,495	(45,539)	48,165
Net income attributable to noncontrolling interest	378	382	1,143	1,567
Net income (loss) attributable to SGH	$(24,455)	$24,113	$(46,682)	$46,598

Earnings (loss) per share
Basic	$(0.50)	$0.48	$(0.95)	$0.94
Diluted	$(0.50)	$0.44	$(0.95)	$0.84

Shares used in per share calculations:
Basic	49,380	50,095	49,152	49,543
Diluted	49,380	54,998	49,152	55,756

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 26, 2023	May 27, 2022	May 26, 2023	May 27, 2022
Net income (loss)	$(24,077)	$24,495	$(45,539)	$48,165
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	3,165	18,802	7,278	10,741
Gains (losses) on derivative instruments	4	—	—	—
Gains (losses) on investments	3	—	(8)	—
Comprehensive income (loss)	(20,905)	43,297	(38,269)	58,906
Comprehensive income attributable to noncontrolling interest	378	382	1,143	1,567
Comprehensive income (loss) attributable to SGH	$(21,283)	$42,915	$(39,412)	$57,339
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 26, 2022	52,880	$1,586	$448,112	$251,344	$(107,776)	$(221,655)	$371,611	$6,935	$378,546
Net income	—	—	—	4,992	—	—	4,992	332	5,324
Other comprehensive income (loss)	—	—	—	—	—	(1,995)	(1,995)	—	(1,995)
Shares issued under equity plans	1,060	32	3,910	—	—	—	3,942	—	3,942
Repurchase of ordinary shares	—	—	—	—	(4,659)	—	(4,659)	—	(4,659)
Share-based compensation expense	—	—	10,412	—	—	—	10,412	—	10,412
Adoption of ASU 2020-06	—	—	(50,822)	18,639	—	—	(32,183)	—	(32,183)
As of November 25, 2022	53,940	1,618	411,612	274,975	(112,435)	(223,650)	352,120	7,267	359,387
Net income (loss)	—	—	—	(27,219)	—	—	(27,219)	433	(26,786)
Other comprehensive income (loss)	—	—	—	—	—	6,093	6,093	—	6,093
Shares issued under equity plans	443	13	295	—	—	—	308	—	308
Repurchase of ordinary shares	—	—	—	—	(11,564)	—	(11,564)	—	(11,564)
Share-based compensation expense	—	—	10,395	—	—	—	10,395	—	10,395
Purchase of Capped Calls	—	—	(15,090)	—	—	—	(15,090)	—	(15,090)
Settlement of Capped Calls	—	—	10,786	—	—	—	10,786	—	10,786
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,009)	(2,009)
As of February 24, 2023	54,383	1,631	417,998	247,756	(123,999)	(217,557)	325,829	5,691	331,520
Net income (loss)	—	—	—	(24,455)	—	—	(24,455)	378	(24,077)
Other comprehensive income (loss)	—	—	—	—	—	3,172	3,172	—	3,172
Shares issued under equity plans	776	24	4,156	—	—	—	4,180	—	4,180
Repurchase of ordinary shares	—	—	—	—	(660)	—	(660)	—	(660)
Share-based compensation expense	—	—	10,031	—	—	—	10,031	—	10,031
As of May 26, 2023	55,159	$1,655	$432,185	$223,301	$(124,659)	$(214,385)	$318,097	$6,069	$324,166
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

SMART Global Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Nine Months Ended	May 26, 2023	May 27, 2022
Cash flows from operating activities:
Net income (loss)	$(45,539)	$48,165
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	61,020	48,461
Amortization of debt discount and issuance costs	3,054	7,476
Share-based compensation expense	30,838	30,295
Impairment of goodwill	17,558	—
Change in fair value of contingent consideration	24,900	41,324
(Gain) loss on extinguishment of debt	15,924	653
Other	3,213	640
Changes in operating assets and liabilities:
Accounts receivable	194,478	(41,490)
Inventories	104,561	(116)
Other assets	8,667	2,070
Accounts payable and accrued expenses and other liabilities	(278,888)	(54,174)
Payment of acquisition-related contingent consideration	(73,724)	—
Deferred income taxes, net	1,526	721
Net cash provided by operating activities	67,588	84,025

Cash flows from investing activities:
Capital expenditures and deposits on equipment	(37,522)	(29,298)
Acquisition of business, net of cash acquired	(213,073)	—
Other	773	(746)
Net cash used for investing activities	(249,822)	(30,044)

Cash flows from financing activities:
Proceeds from debt	295,287	270,775
Proceeds from issuance of ordinary shares	8,430	11,849
Proceeds from borrowing under line of credit	—	84,000
Payment of acquisition-related contingent consideration	(28,100)	—
Payments to acquire ordinary shares	(16,883)	(16,800)
Payment of premium in connection with convertible note exchange	(14,141)	—
Repayments of debt	(17,149)	(125,000)
Net cash paid for settlement and purchase of Capped Calls	(4,304)	—
Distribution to noncontrolling interest	(2,009)	(3,773)
Repayments of borrowings under line of credit	—	(109,000)
Other	(3,417)	(3,841)
Net cash provided by financing activities	217,714	108,210

Effect of changes in currency exchange rates on cash and cash equivalents	2,730	2,149
Net increase in cash and cash equivalents	38,210	164,340
Cash and cash equivalents at beginning of period	363,065	222,986
Cash and cash equivalents at end of period	$401,275	$387,326
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
Subsequent Event
On June 13, 2023, we entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among SMART Modular Technologies (LX) S.à.r.l., a société à responsabilité limitée governed by the laws of Grand Duchy of Luxembourg and our wholly owned subsidiary (“Seller”), Lexar Europe B.V., a company organized under the laws of The Netherlands (“Purchaser”), Shenzhen Longsys Electronics Co., Ltd., a company limited by shares governed by the laws of the People’s Republic of China (“Longsys”), solely with respect to certain provisions therein, Shanghai Intelligent Memory Semiconductor Co., Ltd., a limited liability company governed by the laws of the People’s Republic of China (“Parent Funding Entity”), and, solely with respect to certain provisions therein, SGH, for the intended sale of its standards-based modules assembly and test business in Brazil. The transaction, which was approved by our Board of Directors and the Board of Directors of Seller, is expected to close by the end of calendar year 2023.
Pursuant to the Purchase Agreement, among other matters, and subject to the satisfaction or waiver of the conditions set forth therein, Seller will sell to Purchaser, and Purchaser will purchase from Seller, 81% of Seller’s right, title and interest in and to the outstanding quotas of SMART Modular Technologies do Brasil – Indústria e Comercio de Componentes Ltda., a sociedade limitada governed by the laws of Brazil (“SMART Brazil”), with Seller retaining a 19% interest in SMART Brazil (the “Retained Interest”) (the “Acquisition”).
Pursuant to the terms of, and subject to the conditions specified in, the Purchase Agreement, upon consummation of the Acquisition (the “Closing”), Purchaser will pay to Seller (based on a total enterprise value of $205.0 million for SMART Brazil) consideration consisting of (i) an upfront cash purchase price of $137.7 million on a cash-free, debt-free basis and subject to certain customary adjustments as set forth in the Purchase Agreement, (ii) a deferred cash purchase price of $28.4 million eighteen months following the Closing and (iii) subject to and at the time of exercise of the Put/Call Option (as defined below), an additional cash payment equal to 19% of the amount of SMART Brazil’s cash at the Closing (as calculated pursuant to the Purchase Agreement) minus the amount of SMART Brazil’s indebtedness at the Closing (as calculated pursuant to the Purchase Agreement).
Pursuant to the Purchase Agreement, at Closing, SMART Brazil, Seller, Purchaser, and Longsys will enter into a Quotaholders Agreement, which will provide Seller with a put option to sell the Retained Interest in SMART Brazil (the “Put Option”) during three exercise windows following its fiscal years ending July 31, 2026, July 31, 2027 or July 31, 2028 (the “Exercise

Windows”), with such Exercise Windows beginning on January 15, 2027 and ending on February 15, 2027, beginning on January 15, 2028 and ending on February 15, 2028 and beginning on January 15, 2029 and ending on February 15, 2029, respectively. A call option has also been granted to Purchaser to require Seller to sell the Retained Interest during the Exercise Windows (the “Call Option,” together with the Put Option, the “Put/Call Option”). The price for the Put/Call Option is based on a 100% enterprise value of 7.5x net income for SMART Brazil for the preceding fiscal year at the time of exercise. The Quotaholders Agreement also provides, among other things, for certain governance and approval rights among the parties thereto.
The consummation of the Acquisition is subject to customary conditions to Closing, including, among others, (i) completion of filings for outbound direct investment with the Division of Development and Reform in the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration and the Division of Finance and Trade Development in the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration, and completion of foreign exchange registration with a qualified bank authorized by the Municipal Administration of Foreign Exchange in Shanghai (the “China Outbound Approvals”) and (ii) approval of the transactions contemplated by the Purchase Agreement by Longsys’ shareholders (the “Longsys Shareholder Approval”).
The Purchase Agreement contains customary termination rights, including the right for Seller or Purchaser to terminate the Purchase Agreement if the Closing shall not have occurred by December 10, 2023. Purchaser shall pay a $8.0 million termination fee to Seller if the transaction is terminated due to a failure to obtain the China Outbound Approvals or the Longsys Shareholder Approval and other specified circumstances, which termination fee may be increased to $12.0 million over time.
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

Business Acquisition
Stratus Technologies
On August 29, 2022 (the “Acquisition Date”), we completed the acquisition of Storm Private Holdings I Ltd., a Cayman Islands exempted company (“Stratus Holding Company” and together with its subsidiaries, “Stratus Technologies”), pursuant to the terms of that certain Share Purchase Agreement (the “Stratus Purchase Agreement”), dated as of June 28, 2022, by and among SGH, Stratus Holding Company and Storm Private Investments LP, a Cayman Islands exempted limited partnership (“Seller”). Pursuant to the Stratus Purchase Agreement, among other matters, Seller sold to SGH, and SGH purchased from Seller, all of Seller’s right, title and interest in and to the outstanding equity securities of Stratus Holding Company (the “Share Purchase”). Stratus operates as part of SGH’s Intelligent Platform Solutions (“IPS”) segment.
Stratus Technologies is a global leader in simplified, protected and autonomous computing platforms and services in the data center and at the Edge. For more than 40 years, Stratus Technologies has provided high-availability, fault-tolerant computing to Fortune 500 companies and small-to-medium sized businesses enabling them to securely and remotely run critical applications with minimal downtime. The acquisition of Stratus Technologies further enhances SGH’s growth and diversification strategy and complements and expands SGH’s IPS business in data center and edge environments.
Purchase Price: At the closing of the transaction, we paid the Seller a cash purchase price of $225 million, subject to certain adjustments. In addition, the Seller has the right to receive, and we will be obligated to pay, contingent consideration (if any) of up to $50 million (the “Earnout”) based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing. Pursuant to the terms of the Stratus Purchase Agreement, we had the option to settle the Earnout amount owed to the Seller, if any, in cash, ordinary shares of SGH, or a mix of cash and ordinary shares of SGH. On June 28, 2023, we provided notice to the Seller of our election to settle the Earnout in cash.
Cash paid was utilized, in part, to settle the outstanding debt of Stratus Technologies as of the closing of the transaction and was recognized as a component of consideration transferred. As a result, the assets acquired and liabilities assumed do not include an assumed liability for the outstanding debt of Stratus Technologies. The purchase price was as follows:

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
The Earnout is revalued each quarter and any change in valuation is reflected in our results of operations. In the third quarter and first nine months of 2023, we adjusted the fair value of the Earnout to its fair value by $14.8 million and $24.9 million, respectively, with such changes recognized in income from operations. The changes in fair value reflected new information about the estimate of the gross profit of Stratus Technologies during the first full 12 fiscal months following the closing. As of May 26, 2023, the fair value of the Earnout was $45.7 million.

Valuation: We estimated the fair value of the assets and liabilities of Stratus Technologies as of the Acquisition Date. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed and was as follows:

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
The following unaudited pro forma financial information for the three and nine months ended May 27, 2022 combines the historical results of operations of SGH for the three and nine months ended May 27, 2022 and the historical results of operations of Stratus Technologies for the three and nine months ended February 27, 2022:

	Three Months Ended	Nine Months Ended
	May 27, 2022	May 27, 2022
Net sales	$503,217	$1,500,383
Net income attributable to SGH	22,657	29,136

Earnings per share:
Basic	$0.45	$0.59
Diluted	$0.41	$0.52
Acquisition-related transaction expenses are included within selling, general and administrative expenses and were $4.8 million in the first nine months of 2023. For the first nine months of 2023, net sales for Stratus Technologies were $131.9 million and net loss was $2.6 million, excluding any charges recognized to adjust the Earnout to its fair value.
Accounts Receivable
In the third quarter of 2023, we entered into a trade accounts receivable sale program with a third-party financial institution to sell certain of our trade accounts receivable on a non-recourse basis pursuant to a factoring arrangement. This program will allow us to sell certain of our trade accounts receivables up to $60 million. There were no trade accounts receivable sold during the third quarter of 2023.
Inventories

As of	May 26, 2023	August 26, 2022
Raw materials	$112,074	$150,913
Work in process	29,477	38,624
Finished goods	84,500	133,547
	$226,051	$323,084
As of each of May 26, 2023 and August 26, 2022, 6% of total inventories were inventories owned and held under our logistics services.

Property and Equipment

As of	May 26, 2023	August 26, 2022
Equipment	$233,930	$204,805
Buildings and building improvements	72,361	59,047
Furniture, fixtures and software	47,855	38,715
Land	16,126	16,126
	370,272	318,693
Accumulated depreciation	(192,521)	(164,758)
	$177,751	$153,935
Depreciation expense for property and equipment was $9.5 million and $27.4 million in the third quarter and first nine months of 2023, respectively, and $10.6 million and $30.3 million in the third quarter and first nine months of 2022, respectively.
Change in Accounting Estimate: During the first quarter of 2023, we completed an assessment of the estimated useful lives of our manufacturing equipment. Based on that assessment, we revised the estimated useful lives from five years to eight years as of the beginning of the first quarter of 2023. The change reduced our non-cash depreciation expense for the first nine months of 2023 by approximately $7.9 million, which resulted in aggregate reductions of $7.6 million in cost of sales and research and development expense and a reduction of $0.2 million in the cost of our inventories as of the end of the third quarter of 2023. These reductions benefited net income for the first nine months of 2023 by $6.3 million, or $0.13 per share.
Intangible Assets and Goodwill

	As of May 26, 2023		As of August 26, 2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Technology	$151,050	$(38,168)	$61,594	$(18,473)
Customer relationships	85,300	(42,953)	57,500	(32,238)
Trademarks/trade names	29,200	(13,014)	19,200	(9,771)
	$265,550	$(94,135)	$138,294	$(60,482)

Goodwill by segment:
Intelligent Platform Solutions	$148,771		$40,401
Memory Solutions	34,318		33,608
	$183,089		$74,009
In the first nine months of 2023 and 2022, we capitalized $127.3 million, primarily in connection with our acquisition of Stratus Technologies, and $1.1 million, respectively, for intangible assets with weighted-average useful lives of 6.1 years and 17.5 years, respectively. Amortization expense for intangible assets was $11.8 million and $33.6 million in the third quarter and first nine months of 2023, respectively, and $5.9 million and $18.2 million in the third quarter and first nine months of 2022, respectively. Amortization expense is expected to be $11.1 million for the remainder of 2023, $40.5 million for 2024, $35.6 million for 2025, $30.2 million for 2026, $29.5 million for 2027 and $24.6 million for 2028 and thereafter.
Goodwill of our IPS segment increased in the first nine months of 2023, primarily due to the addition of $125.9 million in connection with our acquisition of Stratus Technologies. See “Business Acquisition – Stratus Technologies.” In the second quarter of 2023, we assessed goodwill associated with our Penguin Edge business within our IPS segment and concluded it was partially impaired. As a result, we recognized a charge of $17.6 million in the first nine months of 2023 to impair the carrying value of goodwill. See “Impairment of Penguin Edge Goodwill.”

Goodwill of our Memory Solutions segment increased by $0.7 million in the first nine months of 2023 and decreased in all of 2022 by $0.2 million from translation adjustments.
Impairment of Penguin Edge Goodwill
During the second quarter of 2023, we initiated a plan within our IPS segment pursuant to which we intend to wind down manufacturing and discontinue the sale of certain legacy products offered through our Penguin Edge business by approximately the end of calendar 2024. In connection therewith and with the preparation of the financial statements for our second quarter of 2023, we performed a quantitative assessment of the fair value of goodwill using an income approach with assumptions that are considered Level 3 measurements and concluded that the carrying value of the Penguin Edge reporting unit goodwill exceeded its fair value. As a result, we recorded a charge of $17.6 million in the second quarter of 2023 to impair the carrying value of IPS goodwill. The fair value of the Penguin Edge reporting unit was determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense assumptions over the next two years, at a weighted-average cost of capital of 14.5%. We concluded that long-lived assets other than goodwill, primarily consisting of customer relationship intangible assets, had fair values in excess of their carrying amounts, and accordingly recorded no impairments of such assets. These assets will continue to be amortized over their remaining useful lives through the date of our anticipated completion of wind-down activities.
At each reporting date through the end of the wind-down period, we will reassess the estimated remaining cash flows of the Penguin Edge business. As of the end of the third quarter of 2023, there was no further impairment of Penguin Edge goodwill. However, we currently anticipate that the remaining goodwill of the Penguin Edge reporting unit of $17.6 million as of the end of the third quarter of 2023 may become further impaired in future periods.
Accounts Payable and Accrued Expenses

As of	May 26, 2023	August 26, 2022
Accounts payable (1)	$170,884	$345,063
Salaries, wages and benefits	22,563	45,189
Income and other taxes	8,415	17,961
Other	8,263	5,141
	$210,125	$413,354
(1)Includes accounts payable for property and equipment of $7.6 million and $3.5 million as of May 26, 2023 and August 26, 2022, respectively.
Debt

As of	May 26, 2023	August 26, 2022
Amended 2027 TLA	$551,649	$269,304
2029 Notes	146,748	—
2026 Notes	98,471	213,023
LED Earnout Note	—	101,824
Other	17,643	19,263
	814,511	603,414
Less current debt	(32,253)	(12,025)
Long-term debt	$782,258	$591,389
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
Substantially simultaneously with entering into the Incremental Amendment, the Borrowers applied a portion of the proceeds of the Incremental Term Loans to (i) finance a portion of the purchase price for the acquisition of Stratus Technologies and (ii) prepay in full the $101.8 million outstanding under the LED Earnout Note. In connection with our prepayment of the LED Earnout Note, we recognized a gain of $0.8 million in the first quarter of 2023, which is included in other non-operating (income) expense in the accompanying statement of operations.
Other: As of May 26, 2023, there was $558.9 million of principal amount outstanding under the Amended 2027 TLA, unamortized issuance costs were $7.2 million and the effective interest rate was 7.88%. As of May 26, 2023, there were no amounts outstanding under the 2027 Revolver.
Convertible Senior Notes
Convertible Senior Notes Exchange
On January 18, 2023, SGH entered into separate, privately negotiated exchange agreements with a limited number of holders of its 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) to exchange $150.0 million principal amount of the 2026 Notes for (i) $150.0 million in aggregate principal amount of new 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) and (ii) an aggregate of approximately $15.6 million in cash, with such cash payment representing $14.1 million of premium paid for the 2026 Notes in excess of par value and $1.5 million of accrued and unpaid interest on the 2026 Notes (collectively, the “Exchange Transactions”). The 2029 Notes were issued pursuant to, and are governed by, an indenture (the “2029 Indenture”), dated as of January 23, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee.
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
We concluded that the exchanged 2026 Notes and the 2029 Notes had substantially different terms, and accordingly, we accounted for the Exchange Transactions as the extinguishment of the 2026 Notes and the issuance of the 2029 Notes. As a result, we recognized an extinguishment loss in the second quarter of 2023, included in other non-operating expense, of $16.7 million consisting of $14.1 million of premium paid to extinguish the 2026 Notes and $2.5 million for the write-off of unamortized issuance costs.
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
2026 Notes
In February 2020, we issued $250.0 million in aggregate principal amount of 2026 Notes. The 2026 Notes are general unsecured obligations, bear interest at an annual rate of 2.25% per year, payable semi-annually on February 15 and August 15, and mature on February 15, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes are governed by an indenture (the “2026 Indenture”) between us and U.S. Bank National Association, as trustee. After the effect of the share dividend paid in the second quarter of 2022, the conversion rate of the 2026 Notes is 49.2504 ordinary shares per $1,000 principal amount of notes, which represents a conversion price of approximately $20.30 per ordinary share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 2026 Indenture. On January

18, 2023, we exchanged $150.0 million principal amount of 2026 Notes for $150.0 million principal amount of new 2029 Notes. As a result, as of May 26, 2023, $100.0 million in aggregate principal amount of 2026 Notes remain outstanding. See “Convertible Senior Notes – Convertible Senior Notes Exchange.”
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
Convertible Senior Note Interest
Unamortized debt discount and issuance costs are amortized over the terms of our 2026 Notes and 2029 Notes using the effective interest method. As of May 26, 2023 and August 26, 2022, the effective interest rate for our 2026 Notes was 2.83% and 7.06%, respectively. As of May 26, 2023, the effective interest rate for our 2029 Notes was 2.40%. Aggregate interest expense for our convertible notes consisted of contractual stated interest and amortization of discount and issuance costs and included the following:

	Three Months Ended		Nine Months Ended
	May 26, 2023	May 27, 2022	May 26, 2023	May 27, 2022
Contractual stated interest	$1,342	$1,438	$4,099	$4,219
Amortization of discount and issuance costs	230	2,242	884	6,702
	$1,572	$3,680	$4,983	$10,921
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
Maturities of Debt
As of May 26, 2023, maturities of debt were as follows:

Remainder of 2023	$8,156
2024	39,836
2025	32,625
2026	132,625
2027	461,684
2028 and thereafter	151,575
Less unamortized discount and issuance costs	(11,990)
$814,511

Leases
As of May 26, 2023 and August 26, 2022, we had operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	May 26, 2023	May 27, 2022	May 26, 2023	May 27, 2022
Fixed lease cost	$4,276	$3,402	$14,595	$9,917
Variable lease cost	323	370	1,006	1,192
Short-term lease cost	625	119	1,682	377
	$5,224	$3,891	$17,283	$11,486
Cash flows used for operating activities in the first nine months of 2023 and 2022 included payments for operating leases of $6.7 million and $7.3 million, respectively. Acquisitions of right-of-use assets were $10.6 million in the first nine months of 2023 and $10.6 million in the first nine months of 2022.
As of May 26, 2023 and August 26, 2022, the weighted-average remaining lease term for our operating leases was 10.2 years and 10.9 years, respectively. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms. As of May 26, 2023 and August 26, 2022, the weighted-average discount rate for our operating leases was 6.2% and 6.1%, respectively.
Minimum payments of operating lease liabilities as of May 26, 2023 were as follows:

Remainder of 2023	$3,115
2024	14,622
2025	12,573
2026	11,009
2027	8,569
2028 and thereafter	65,537
115,425
Less imputed interest	(31,368)
Present value of total lease liabilities	$84,057
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
Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. In the first nine months of 2023 and in 2022, we repurchased 0.5 million and 2.6 million shares, respectively, for $8.4 million and $50.0 million, respectively, under the repurchase authorization.
Other Share Repurchases
Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as ordinary share repurchases. We repurchased 41 thousand and 217 thousand ordinary shares as payment of withholding taxes for $0.7 million and $3.1 million, respectively, in the third quarter and first nine months of 2023, and 151 thousand and 205 thousand ordinary shares for $3.7 million and $6.6 million, respectively, in the third quarter and first nine months of 2022.
In connection with the Exchange Transactions in the second quarter of 2023, we repurchased 326 thousand ordinary shares for $5.4 million.
Stratus Technologies Earnout
In connection with our acquisition of Status Technologies, the Seller has the right to receive an Earnout of up to $50.0 million based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing. Pursuant to the terms of the Stratus Purchase Agreement, we had the option to settle the Earnout amount owed to the Seller, if any, in cash, ordinary shares of SGH, or a mix of cash and ordinary shares of SGH. On June 28, 2023, we provided notice to the Seller of our election to settle the Earnout in cash.
Shares that would have been issuable pursuant to the Earnout are contingently issuable shares and are considered in the computation of diluted earnings per share if dilutive. The number of contingently issuable shares included in diluted earnings per share is the number of shares that would have been issuable at the time of settlement based on the assumption that the current fair value of the Earnout remained unchanged until the end of the earnout period. As of May 26, 2023, based on the fair value of the Earnout, the contingently issuable shares were anti-dilutive.
2029 Capped Calls
On January 18, 2023, in connection with the pricing of the 2029 Notes, we entered into privately negotiated capped call transactions (the “2029 Capped Calls”). The 2029 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2029 Notes, the aggregate number of ordinary shares that initially underlie the 2029 Notes, and are expected generally to reduce potential dilution to our ordinary shares upon any conversion of the 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the 2029 Capped Calls. The cap price of the 2029 Capped Calls is initially $29.1375 per share, which represented a premium of 75% over the last reported sale price of our ordinary shares on January 18, 2023. The cost of the 2029 Capped Calls, which are considered capital transactions, was $15.1 million and was recognized as a decrease to additional paid-in capital in the second quarter of 2023.
The 2029 Capped Calls are separate transactions, each between the Company and the counterparties to the 2029 Capped Calls, and are not part of the terms of the 2029 Notes and do not affect any holder’s rights under the 2029 Notes or the 2029 Indenture. Holders of the 2029 Notes do not have any rights with respect to the 2029 Capped Calls.

2026 Capped Calls
In connection with our issuance of the 2026 Notes in February 2020, we entered into capped call transactions (the “2026 Capped Calls”). As part of the Exchange Transactions, we entered into agreements with a number of counterparties to settle a portion of the 2026 Capped Calls in a notional amount corresponding to the amount of the 2026 Notes that were exchanged. The value received in connection with the settlement of a portion of the 2026 Capped Calls was $10.8 million and was recognized as an increase in additional paid-in capital in the second quarter of 2023.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the nine months ended May 26, 2023 were as follows:

	Cumulative Translation Adjustment	Gains (Losses) on Derivative Instruments	Gains (Losses) on Investments	Total
As of August 26, 2022	$(221,655)	$—	$—	$(221,655)

Other comprehensive income (loss) before reclassifications	7,278	112	(8)	7,382
Reclassifications out of accumulated other comprehensive income	—	(112)	—	(112)
Other comprehensive income (loss)	7,278	—	(8)	7,270

As of May 26, 2023	$(214,377)	$—	$(8)	$(214,385)
Noncontrolling Interest in Subsidiary
In the first nine months of 2023 and 2022, our Cree Joint Venture distributed an aggregate of $4.1 million and $7.7 million to its partners, including $2.1 million and $3.9 million to SGH and $2.0 million and $3.8 million to San’an, respectively. Cash and other assets of our Cree Joint Venture are generally not available for use by us in our other operations.
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
Pursuant to PADIS, we recognized aggregate financial credits, reflected as a reduction of research and development expense, of $0.4 million and $4.4 million in the third quarter and first nine months of 2023, respectively, and $3.3 million and $15.2 million in the third quarter and first nine months of 2022, respectively. Financial credits earned under PADIS may be refunded in cash or used to offset liabilities for Brazil federal taxes. As of May 26, 2023 and August 26, 2022, receivables for earned but unused financial credits were $19.8 million and $18.7 million, respectively. Financial credits earned but unused as of May 26, 2023 can be utilized through April 2028.

Fair Value Measurements
Cash and cash equivalents as of May 26, 2023 included money market funds of $18.1 million and time deposits of $11.0 million. Cash and cash equivalents as of August 26, 2022 included money market funds of $13.8 million. Money market funds were valued based on Level 1 measurements using quoted prices in active markets for identical assets. Time deposits were valued based on Level 2 measurements, including market-based observable inputs.
Fair value measurements were as follows:

	As of May 26, 2023		As of August 26, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Liabilities:
Derivative financial instrument liabilities	$534	$534	$605	$605
Acquisition-related contingent consideration	45,700	45,700	—	—
Amended 2027 TLA	558,859	551,649	273,281	269,304
2029 Notes	185,046	146,748	—	—
2026 Notes	128,720	98,471	290,223	213,023
LED Earnout Note	—	—	96,412	101,824
Debt – other	16,489	17,643	17,855	19,263
The fair values of our derivative financial instruments, as measured on a recurring basis, were based on Level 2 measurements, including market-based observable inputs of currency exchange spot and forward rates, interest rates and credit-risk spreads.
Acquisition-related contingent consideration is related to our acquisition of Stratus Technologies and is included in current liabilities as of May 26, 2023. The fair value as of May 26, 2023, measured on a recurring basis, was based on Level 3 measurements, which included significant inputs not observable in the market. The fair value was estimated using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate and cost of debt. The fair value of the Earnout was estimated based on the Company’s evaluation of the probability and amount of Earnout to be achieved based on the expected gross profit of Stratus Technologies. The Monte Carlo simulation model was used to estimate the Earnout payment, which was discounted to its present value based on the expected payment date of the Earnout. The model used an estimated gross profit volatility of 32.6% and a discount rate of 8.81% as of May 26, 2023.
The fair values of our Amended 2027 TLA, LED Earnout Note and other debt, as measured on a non-recurring basis, were estimated based on Level 2 measurements, including discounted cash flows and interest rates based on similar debt issued by parties with credit ratings similar to ours. The fair values of the 2029 Notes and the 2026 Notes, as measured on a non-recurring basis, was determined based on Level 2 measurements, including the trading prices of the notes.
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

	Three Months Ended		Nine Months Ended
	May 26, 2023	May 27, 2022	May 26, 2023	May 27, 2022
Realized losses on currency forward contracts	$480	$8,767	$1,763	$4,227
Unrealized (gains) losses on currency forward contracts	13	(3,327)	(92)	188

Equity Plans
As of May 26, 2023, 7.5 million shares of our ordinary shares were available for future awards under our equity plans.
Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)
Aggregate Restricted Award activity was as follows:

	Three Months Ended		Nine Months Ended
	May 26, 2023	May 27, 2022	May 26, 2023	May 27, 2022
Awards granted	1,270	935	2,492	1,581
Weighted-average grant date fair value per share	$15.98	$24.25	$17.49	$25.96
Aggregate vesting date fair value of shares vested	$6,418	$24,098	$22,032	$42,326
As of May 26, 2023, total unrecognized compensation costs for unvested Restricted Awards was $91.9 million, which was expected to be recognized over a weighted-average period of 2.7 years.
Share Options
As of May 26, 2023, total aggregate unrecognized compensation costs for unvested options was $1.5 million, which was expected to be recognized over a weighted-average period of 1.2 years.
Employee Share Purchase Plan (“ESPP”)
Under our ESPP, employees purchased 602 thousand ordinary shares for $6.6 million in the first nine months of 2023 and 307 thousand shares for $6.5 million in the first nine months of 2022.
Share-Based Compensation Expense

	Three Months Ended		Nine Months Ended
	May 26, 2023	May 27, 2022	May 26, 2023	May 27, 2022
Share-based compensation expense by caption:
Cost of sales	$1,655	$1,724	$4,732	$5,103
Research and development	1,617	1,679	4,692	4,778
Selling, general and administrative	6,759	7,144	21,414	20,414
	$10,031	$10,547	$30,838	$30,295
Income tax benefits related to the tax deductions for share-based awards are recognized only upon the settlement of the related share-based awards. Income tax benefits for share-based awards were $2.2 million and $6.2 million in the third quarter and first nine months of 2023, respectively, and $5.1 million and $10.1 million in the third quarter and first nine months of 2022, respectively.
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

Gross amounts invoiced to customers in connection with these agent services include amounts related to the services performed by us in addition to the cost of the materials procured. However, only the amount related to the agent component is recognized as revenue in our results of operations. We generally recognize revenue for these procurement, logistics and inventory management services upon the completion of such services, which typically occurs at the time of shipment of product to the customer. The cost of materials invoiced to our customers under these arrangements, but not recognized as revenue or cost of sales in our results of operations, were as follows:

	Three Months Ended		Nine Months Ended
	May 26, 2023	May 27, 2022	May 26, 2023	May 27, 2022
Cost of materials invoiced in connection with logistics services	$143,128	$574,034	$664,863	$1,250,024
Customer Contract Balances

As of	May 26, 2023	August 26, 2022
Contract assets (1)	$767	$1,322

Contract liabilities: (2)
Deferred revenue (3)	$70,743	$39,676
Customer advances	14,780	24,125
	$85,523	$63,801
(1)Contract assets are included in other current and noncurrent assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customer is expected to take control of the asset or receive the benefit of the service.
(3)Deferred revenue includes $11.2 million and $23.3 million as of May 26, 2023 and August 26, 2022, respectively, related to contracts that contain termination rights.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of May 26, 2023, we expect to recognize revenue of $53.7 million of the balance of $70.7 million in the next 12 months and the remaining amount thereafter. In the first nine months of 2023, we recognized revenue of $25.1 million from satisfying performance obligations related to amounts included in deferred revenue as of August 26, 2022.
Customer advances represent amounts received from customers for advance payments to secure product. In the first nine months of 2023, we recognized revenue of $18.9 million from satisfying performance obligations related to amounts included in customer advances as of August 26, 2022.
As of May 26, 2023 and August 26, 2022, other current liabilities included $10.6 million and $15.4 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In the first quarter of 2023, we initiated plans that included workforce reductions and the elimination of certain projects across our businesses. In connection therewith, we recorded restructure charges of $6.0 million for the first nine months of 2023, primarily for employee severance costs and other benefits. We anticipate that these activities will continue into future quarters and anticipate recording additional restructure charges. As of May 26, 2023, $2.0 million remained unpaid, which is expected to be paid in the remainder of 2023.

Other Non-operating (Income) Expense

	Three Months Ended		Nine Months Ended
	May 26, 2023	May 27, 2022	May 26, 2023	May 27, 2022
Loss (gain) on extinguishment of debt	$—	$—	$15,924	$653
Foreign currency losses	590	641	1,113	3,516
Loss (gain) on disposition of assets	41	19	(3,075)	65
Other	(117)	(110)	(779)	(664)
	$514	$550	$13,183	$3,570
In the second quarter of 2023, we recognized a loss in connection with the extinguishment of $150.0 million of our 2026 Notes. See “Debt – Convertible Senior Notes – Convertible Senior Notes Exchange.”
Income Taxes

	Three Months Ended		Nine Months Ended
	May 26, 2023	May 27, 2022	May 26, 2023	May 27, 2022
Income (loss) before taxes	$(17,375)	$29,649	$(35,663)	$68,660
Income tax provision	6,702	5,154	9,876	20,495
Interim income tax provision includes a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items which are fully recognized in the period they occur. We have historically determined our interim income tax provision (benefit) by applying the annual estimated effective income tax rate expected to be applicable for the full fiscal year to the income (loss) before taxes for the interim period. In determining the full year estimate, we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax provision (benefit) and income (loss) before taxes. Additionally, our income tax provision (benefit) is subject to volatility and could be impacted by changes in our geographic earnings, non-deductible stock based compensation and certain tax credits.
Income tax provision for the third quarter of 2023 increased by $1.5 million as compared to the same period in the prior year, primarily due to an increase in U.S. profits. For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures, as defined under IRC Section 174, in the year incurred. Instead, taxpayers are required to amortize such expenditures over five years if incurred in the U.S. and over fifteen years if incurred in a foreign jurisdiction. Due to this change, we expect to incur U.S. taxes despite historical net operating losses and credit carryforwards. Income tax provision for the first nine months of 2023 decreased by $10.6 million as compared to the same period in the prior year, primarily due to current year losses in certain of our foreign operations, offset by increase in U.S. taxable profits.
As of May 26, 2023 and August 26, 2022, we had a full valuation allowance for net deferred tax assets associated with our U.S. operations, based on an analysis of positive and negative evidence, including analyzing three-year cumulative pre-tax income or loss, projections of future taxable income and other quantitative and qualitative information. We intend to maintain a full valuation allowance on our U.S. net deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of the valuation allowance. Due to improvements in our U.S. operating results over the past three years, we believe there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period the valuation allowance is released. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of our U.S. profitability.
Determining the consolidated income tax provision (benefit), income tax liabilities and deferred tax assets and liabilities involves judgment. We calculate and provide for income taxes in each of the tax jurisdictions in which we operate, which involves estimating current tax exposures as well as making judgments regarding the recoverability of deferred tax assets in each jurisdiction. The estimates used could differ from actual results, which may have a significant impact on operating results in future periods.
Earnings Per Share

	Three Months Ended		Nine Months Ended
	May 26, 2023	May 27, 2022	May 26, 2023	May 27, 2022
Net income (loss) attributable to SGH – Basic and Diluted	$(24,455)	$24,113	$(46,682)	$46,598

Weighted-average shares outstanding – Basic	49,380	50,095	49,152	49,543
Dilutive effect of equity plans and convertible notes	—	4,903	—	6,213
Weighted-average shares outstanding – Diluted	49,380	54,998	49,152	55,756

Earnings (loss) per share:
Basic	$(0.50)	$0.48	$(0.95)	$0.94
Diluted	$(0.50)	$0.44	$(0.95)	$0.84
Below are unweighted potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	Three Months Ended		Nine Months Ended
	May 26, 2023	May 27, 2022	May 26, 2023	May 27, 2022
Equity plans	8,482	459	8,482	333
Stratus Technologies contingently issuable shares	2,566	—	2,566	—
	11,048	459	11,048	333
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

	Three Months Ended		Nine Months Ended
	May 26, 2023	May 27, 2022	May 26, 2023	May 27, 2022
Net sales:
Memory Solutions	$148,370	$265,850	$491,473	$765,332
Intelligent Platform Solutions	170,854	95,345	604,276	296,256
LED Solutions	64,106	101,345	182,233	320,067
Total net sales	$383,330	$462,540	$1,277,982	$1,381,655

Segment operating income:
Memory Solutions	$11,284	$30,094	$46,859	$99,260
Intelligent Platform Solutions	25,798	10,790	97,942	32,672
LED Solutions	(782)	13,388	(2,237)	48,925
Total segment operating income	36,300	54,272	142,564	180,857

Unallocated:
Share-based compensation expense	(10,031)	(10,547)	(30,838)	(30,295)
Amortization of acquisition-related intangibles	(11,609)	(5,943)	(33,282)	(18,115)
Flow through of inventory step up	—	—	(2,599)	—
Cost of sales-related restructure	(211)	—	(5,763)	—
Acquisition and integration expenses	(8,637)	(2,181)	(18,193)	(3,471)
Impairment of goodwill	—	—	(17,558)	—
Change in fair value of contingent consideration	(14,800)	(124)	(24,900)	(41,324)
Restructure charge	186	(249)	(6,009)	(249)
Other	—	81	(1,800)	(495)
Total unallocated	(45,102)	(18,963)	(140,942)	(93,949)
Consolidated operating income (loss)	$(8,802)	$35,309	$1,622	$86,908

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

Recent Event – Divestiture of SMART Brazil
On June 13, 2023, we entered into a Stock Purchase Agreement (the “Purchase Agreement”), by and among SMART Modular Technologies (LX) S.à.r.l., a société à responsabilité limitée governed by the laws of Grand Duchy of Luxembourg and our wholly owned subsidiary (“Seller”), Lexar Europe B.V., a company organized under the laws of The Netherlands (“Purchaser”), Shenzhen Longsys Electronics Co., Ltd., a company limited by shares governed by the laws of the People’s Republic of China (“Longsys”), solely with respect to certain provisions therein, Shanghai Intelligent Memory Semiconductor Co., Ltd., a limited liability company governed by the laws of the People’s Republic of China (“Parent Funding Entity”), and, solely with respect to certain provisions therein, SGH, for the intended sale of its standards-based modules assembly and test business in Brazil. The transaction, which was approved by our Board of Directors and the Board of Directors of Seller, is expected to close by the end of calendar year 2023.
Pursuant to the Purchase Agreement, among other matters, and subject to the satisfaction or waiver of the conditions set forth therein, Seller will sell to Purchaser, and Purchaser will purchase from Seller, 81% of Seller’s right, title and interest in and to the outstanding quotas of SMART Modular Technologies do Brasil – Indústria e Comercio de Componentes Ltda., a sociedade limitada governed by the laws of Brazil (“SMART Brazil”), with Seller retaining a 19% interest in SMART Brazil (the “Retained Interest”) (the “Acquisition”).
Pursuant to the terms of, and subject to the conditions specified in, the Purchase Agreement, upon consummation of the Acquisition (the “Closing”), Purchaser will pay to Seller (based on a total enterprise value of $205.0 million for SMART Brazil) consideration consisting of (i) an upfront cash purchase price of $137.7 million on a cash-free, debt-free basis and subject to certain customary adjustments as set forth in the Purchase Agreement, (ii) a deferred cash purchase price of $28.4 million eighteen months following the Closing and (iii) subject to and at the time of exercise of the Put/Call Option (as defined below), an additional cash payment equal to 19% of the amount of SMART Brazil’s cash at the Closing (as calculated pursuant to the Purchase Agreement) minus the amount of SMART Brazil’s indebtedness at the Closing (as calculated pursuant to the Purchase Agreement).
Pursuant to the Purchase Agreement, at Closing, SMART Brazil, Seller, Purchaser, and Longsys will enter into a Quotaholders Agreement, which will provide Seller with a put option to sell the Retained Interest in SMART Brazil (the “Put Option”) during three exercise windows following its fiscal years ending July 31, 2026, July 31, 2027 or July 31, 2028 (the “Exercise Windows”), with such Exercise Windows beginning on January 15, 2027 and ending on February 15, 2027, beginning on January 15, 2028 and ending on February 15, 2028 and beginning on January 15, 2029 and ending on February 15, 2029, respectively. A call option has also been granted to Purchaser to require Seller to sell the Retained Interest during the Exercise Windows (the “Call Option,” together with the Put Option, the “Put/Call Option”). The price for the Put/Call Option is based on a 100% enterprise value of 7.5x net income for SMART Brazil for the preceding fiscal year at the time of exercise. The Quotaholders Agreement also provides, among other things, for certain governance and approval rights among the parties thereto.
The consummation of the Acquisition is subject to customary conditions to Closing, including, among others, (i) completion of filings for outbound direct investment with the Division of Development and Reform in the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration and the Division of Finance and Trade Development in the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration, and completion of foreign exchange registration with a qualified bank authorized by the Municipal Administration of Foreign Exchange in Shanghai (the “China Outbound Approvals”) and (ii) approval of the transactions contemplated by the Purchase Agreement by Longsys’ shareholders (the “Longsys Shareholder Approval”).
The Purchase Agreement contains customary termination rights, including the right for Seller or Purchaser to terminate the Purchase Agreement if the Closing shall not have occurred by December 10, 2023. Purchaser shall pay a $8.0 million termination fee to Seller if the transaction is terminated due to a failure to obtain the China Outbound Approvals or the Longsys Shareholder Approval and other specified circumstances, which termination fee may be increased to $12.0 million over time.
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Subsequent Event.”
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

At the closing, we paid a cash purchase price of $225 million, subject to certain adjustments. In addition, the seller has the right to receive, and we will be obligated to pay, contingent consideration of up to $50 million (the “Earnout”) based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing. Pursuant to the terms of the Stratus Purchase Agreement, we had the option to settle the Earnout amount owed to the Seller, if any, in cash, ordinary shares of SGH, or a mix of cash and ordinary shares of SGH. On June 28, 2023, we provided notice to the Seller of our election to settle the Earnout in cash. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – Stratus Technologies.”
Factors Affecting Our Operating Performance
COVID-19. The outbreak of coronavirus disease 2019 (“COVID-19”) has resulted in substantial loss of life, economic disruption and government intervention worldwide. The COVID-19 pandemic has resulted in reduced sales volumes of certain of our product lines since early calendar 2020. COVID-19 also disrupted our product development, marketing and corporate development activities, and has more recently affected our supply chain. If these conditions continue, or if we have an outbreak in any of our facilities, sales volumes may be negatively impacted and we may, among other issues, experience, in any or all product lines, delays in product development, a decreased ability to support our customers, disruptions in sales and manufacturing activities and overall reduced productivity each of which could have a negative impact on our ability to meet customer commitments and on our revenue and profitability. The reduction of investment in new capacity due to the pandemic, coupled with strong demand to expand delivery and logistics, internet and cloud services, has resulted in significant supply shortages that may impact our ability to manufacture products for our customers and may result in rising prices of the materials we need to manufacture our products. We may not be able to pass on these rising costs to our customers which could result in a negative impact to our gross margins. Furthermore, if there is a significant outbreak or if travel restrictions or stay-at-home or work remote or from home conditions or other governmental or voluntary restrictions relating to the COVID-19 pandemic significantly impact our suppliers’ ability to manufacture or deliver raw materials or provide key components or services, we could experience more delays or reductions in our ability to manufacture and ship products to our customers. While certain segments of our customer base are experiencing strong demand, the pandemic may negatively impact the demand for other segments for our customer base or those customers’ ability to manufacture their products, which could reduce their demand for our products or services.
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
Results of Operations

	Three Months Ended				Nine Months Ended
	May 26, 2023		May 27, 2022		May 26, 2023		May 27, 2022
Net sales:
Memory Solutions	$148,370	38.7%	$265,850	57.5%	$491,473	38.5%	$765,332	55.4%
Intelligent Platform Solutions	170,854	44.6%	95,345	20.6%	604,276	47.3%	296,256	21.4%
LED Solutions	64,106	16.7%	101,345	21.9%	182,233	14.3%	320,067	23.2%
Total net sales	383,330	100.0%	462,540	100.0%	1,277,982	100.0%	1,381,655	100.0%
Cost of sales	284,687	74.3%	348,077	75.3%	950,548	74.4%	1,032,278	74.7%
Gross profit	98,643	25.7%	114,463	24.7%	327,434	25.6%	349,377	25.3%

Operating expenses:
Research and development	22,235	5.8%	20,298	4.4%	72,956	5.7%	56,749	4.1%
Selling, general and administrative	70,596	18.4%	58,483	12.6%	204,389	16.0%	164,147	11.9%
Impairment of goodwill	—	—%	—	—%	17,558	1.4%	—	—%
Change in fair value of contingent consideration	14,800	3.9%	124	—%	24,900	1.9%	41,324	3.0%
Other operating (income) expense	(186)	—%	249	0.1%	6,009	0.5%	249	—%
Total operating expenses	107,445	28.0%	79,154	17.1%	325,812	25.5%	262,469	19.0%
Operating income (loss)	(8,802)	(2.3)%	35,309	7.6%	1,622	0.1%	86,908	6.3%

Non-operating (income) expense:
Interest expense, net	8,059	2.1%	5,110	1.1%	24,102	1.9%	14,678	1.1%
Other non-operating (income) expense	514	0.1%	550	0.1%	13,183	1.0%	3,570	0.3%
Total non-operating (income) expense	8,573	2.2%	5,660	1.2%	37,285	2.9%	18,248	1.3%
Income (loss) before taxes	(17,375)	(4.5)%	29,649	6.4%	(35,663)	(2.8)%	68,660	5.0%

Income tax provision	6,702	1.7%	5,154	1.1%	9,876	0.8%	20,495	1.5%
Net income (loss)	(24,077)	(6.3)%	24,495	5.3%	(45,539)	(3.6)%	48,165	3.5%
Net income attributable to noncontrolling interest	378	0.1%	382	0.1%	1,143	0.1%	1,567	0.1%
Net income (loss) attributable to SGH	$(24,455)	(6.4)%	$24,113	5.2%	$(46,682)	(3.7)%	$46,598	3.4%
Percentages represent percentage of total net sales. Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales decreased by $79.2 million, or 17.1%, in the third quarter of 2023 compared to the same period in the prior year, and by $103.7 million, or 7.5%, for the first nine months of 2023 compared to the same period in the prior year. These decreases were primarily due to lower sales in both our Memory Solutions and LED Solutions businesses, offset by strong performance from IPS. IPS net sales increased by $75.5 million, or 79.2%, and by $308.0 million, or 104.0%, in the third quarter and first nine months of 2023 compared to the same periods in the prior year, respectively, primarily due to higher sales in our Penguin Solutions business and from $46.0 million and $131.9 million, respectively, of revenue from our recent acquisition of Stratus Technologies. Memory Solutions sales decreased by $117.5 million, or 44.2%, and by $273.9 million, or 35.8%, in the third quarter and first nine months of 2023 compared to the same periods in the prior year, respectively, primarily due to lower sales volumes of DRAM products, as well as lower sales volumes of mobile memory products in Brazil. LED Solutions sales decreased by $37.2 million, or 36.7%, and by $137.8 million, or 43.1%, in the third quarter and first nine months of 2023 compared to the same periods in the prior year, respectively, primarily due to lower customer demand.
Cost of sales decreased by $63.4 million, or 18.2%, in the third quarter of 2023, compared to the same period in the prior year, and by $81.7 million, or 7.9%, for the first nine months of 2023 compared to the same period in the prior year. Memory Solutions and LED Solutions segments had lower material cost from lower sales, which were offset by additional costs from the operations of our recently-acquired Stratus Technologies business.
Gross margin increased to 25.7% in the third quarter of 2023 compared to 24.7% in the same period in the prior year, and was relatively flat for the first nine months of 2023 compared to the same period in 2022, primarily due to lower sales and gross profits for our Memory Solutions and LED Solutions businesses, partially offset by strength in our IPS business, which included higher margins of our recently-acquired Stratus Technologies business.
Approximately 12% and 25% of our net sales in the first nine months of 2023 and 2022, respectively, were from our Brazil operations.
Change in Accounting Estimate: During the first quarter of 2023, we completed an assessment of the estimated useful lives of our manufacturing equipment. Based on that assessment, we revised the estimated useful lives from five years to eight years as of the beginning of the first quarter of 2023. The change reduced our non-cash depreciation expense for the first nine months of 2023 by approximately $7.9 million, which resulted in aggregate reductions of $7.6 million in cost of sales and research and development expense and a reduction of $0.2 million in the cost of our inventories as of the end of the third quarter of 2023.
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

	Three Months Ended		Nine Months Ended
	May 26, 2023	May 27, 2022	May 26, 2023	May 27, 2022
GAAP operating income (loss)	$(8,802)	$35,309	$1,622	$86,908
Share-based compensation expense	10,031	10,547	30,838	30,295
Amortization of acquisition-related intangibles	11,609	5,943	33,282	18,115
Flow-through of inventory step up	—	—	2,599	—
Cost of sales-related restructure	211	—	5,763	—
Acquisition and integration expenses	8,637	2,181	18,193	3,470
Impairment of goodwill	—	—	17,558	—
Change in fair value of contingent consideration	14,800	124	24,900	41,324
Restructure charge	(186)	249	6,009	249
Other	—	(81)	1,800	496
Non-GAAP operating income	$36,300	$54,272	$142,564	$180,857

Non-GAAP operating income (loss) by segment:
Memory Solutions	$11,284	$30,094	$46,859	$99,260
Intelligent Platform Solutions	25,798	10,790	97,942	32,672
LED Solutions	(782)	13,388	(2,237)	48,925
Total non-GAAP operating income (loss) by segment	$36,300	$54,272	$142,564	$180,857
Memory Solutions operating income decreased by $18.8 million, or 62.5%, in the third quarter of 2023 compared to the same period in the prior year, and by $52.4 million, or 52.8%, in the first nine months of 2023 compared to the same period in the prior year, primarily due to lower sales and gross profit.
IPS operating income increased by $15.0 million, or 139.1%, in the third quarter of 2023 compared to the same period in the prior year, and by $65.3 million, or 199.8%, in the first nine months of 2023 compared to the same period in the prior year, primarily due to higher sales and margins from our Penguin Solutions business and strong performance from our recently-acquired Stratus Technologies business, partially offset by higher operating expenses from the Stratus Technologies business and higher personnel-related expenses for increased headcount to support IPS’ revenue growth.
LED Solutions operating income decreased by $14.2 million, or 105.8%, in the third quarter of 2023 compared to the same period in the prior year, and by $51.2 million, or 104.6%, in the first nine months of 2023 compared to the same period in the prior year, primarily due to lower sales and gross profit from lower sales volumes, partially offset by lower operating expenses mainly driven by personnel-related expenses due to lower headcount.
Operating and Non-operating (Income) Expense
Research and Development
Research and development expense increased by $1.9 million, or 9.5%, in the third quarter of 2023 compared to the same period in the prior year, and by $16.2 million, or 28.6%, for the first nine months of 2023 compared to the same period in the prior year, primarily due to expenses associated with our recently-acquired Stratus Technologies business and a decrease of $3.0 million and $10.9 million, respectively, in the Brazil financial credits, which are reflected as a reduction of research and development expenses. The first nine months of 2023 also had lower personnel-related expenses.
Selling, General and Administrative
Selling, general and administrative expense increased by $12.1 million, or 20.7%, in the third quarter of 2023 compared to the same period in the prior year, and by $40.2 million, or 24.5%, for the first nine months of 2023 compared to the same period in the prior year, primarily due to expenses associated with our recently-acquired Stratus Technologies business and as well as higher acquisition and integration expenses.

Impairment of Goodwill
During the second quarter of 2023, we initiated a plan pursuant to which we intend to wind down manufacturing and discontinue the sale of certain legacy products offered through our Penguin Edge business by approximately the end of calendar 2024. In connection therewith and with the preparation of the financial statements included in our Quarterly Report for the fiscal quarter ended February 24, 2023, we assessed goodwill associated with our Penguin Edge business within our IPS segment and concluded it was partially impaired. As a result, we recorded an impairment charge of $17.6 million in the second quarter of 2023 related to our IPS segment. As of the end of the third quarter of 2023, there was no further impairment of Penguin Edge goodwill. However, we currently anticipate that the remaining goodwill of the Penguin Edge reporting unit of $17.6 million as of the end of the third quarter of 2023 may become further impaired in future periods. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Intangible Assets and Goodwill – Impairment of Penguin Edge Goodwill.”
Change in Fair Value of Contingent Consideration
Our acquisitions of Stratus Technologies in the first quarter of 2023 and our LED Business in the third quarter of 2021 each included contingent consideration. We estimate the fair value of the contingent consideration as of the date of acquisition and subsequently recognize changes in the fair value in results of operations. During the third quarter and first nine months of 2023, we recorded charges of $14.8 million and $24.9 million, respectively, to adjust the fair value of the contingent consideration from our acquisition of Stratus Technologies. During the third quarter and first nine months of 2022, we recorded charges of $0.1 million and $41.3 million, respectively, to adjust the fair value of the contingent consideration from our acquisition of the LED business. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – Stratus Technologies.”
Other Operating (Income) Expense
Other operating expense in the first nine months of 2023 included restructure charges of $6.0 million primarily for employee severance costs and other benefits resulting from workforce reductions, the elimination of certain projects across our businesses and other costs associated with the wind down of our Penguin Edge business. We anticipate that these activities will continue into future quarters and anticipate recording additional restructure charges.
Interest Expense, Net
Net interest expense increased by $2.9 million and $9.4 million in the third quarter and first nine months of 2023, respectively, compared to the same periods in the prior year, primarily due to interest expense from the Amended 2027 TLA Credit Facility. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”
Other Non-operating (Income) Expense
Other non-operating (income) expense in the first nine months of 2023 included losses of $15.9 million from the extinguishment of debt, partially offset by net gains of $3.1 million from the disposition of assets. In the second quarter of 2023, we recognized a loss in connection with the extinguishment of $150.0 million of our 2026 Notes. In addition, the first nine months of 2023 included net foreign currency losses of $1.1 million compared to $3.5 million from the same period in the prior year. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes – Convertible Senior Notes Exchange” and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Other Non-operating (Income) Expense.”
Income Tax Provision (Benefit)
Income tax provision for the third quarter of 2023 increased by $1.5 million as compared to the same period in the prior year, primarily due to an increase in U.S. profits. Income tax provision for the first nine months of 2023 decreased by $10.6 million compared to the same period in the prior year, primarily due to current year losses in certain of our foreign operations, offset by increase in U.S. taxable profits. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Income Taxes.”
Liquidity and Capital Resources
As of May 26, 2023, we had cash and cash equivalents of $401.3 million, of which $126.9 million was held outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts, money market funds and time deposits. We do not enter into investments for trading or speculative purposes.
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
Acquisition of Stratus Technologies
On August 29, 2022, we completed our previously announced acquisition of Stratus Technologies. At the closing of the transaction, we paid the seller a cash purchase price of $225 million, subject to certain adjustments. In addition, the seller has the right to receive, and we will be obligated to pay, contingent consideration of up to $50 million based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing. Pursuant to the terms of the Stratus Purchase Agreement, we had the option to settle the Earnout amount owed to the Seller, if any, in cash, ordinary shares of SGH, or a mix of cash and ordinary shares of SGH. On June 28, 2023, we provided notice to the Seller of our election to settle the Earnout in cash. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – Stratus Technologies.”

Cash Flows

	Nine Months Ended
	May 26, 2023	May 27, 2022
Net cash provided by operating activities	$67,588	$84,025
Net cash used for investing activities	(249,822)	(30,044)
Net cash provided by financing activities	217,714	108,210
Effect of changes in currency exchange rates	2,730	2,149
Net increase in cash and cash equivalents	$38,210	$164,340
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, share-based compensation, adjustments for changes in the fair value of contingent consideration, gains and losses from investing or financing activities and from the effects of changes in operating assets and liabilities.
Net cash provided by operating activities in the first nine months of 2023 resulted primarily from net loss of $45.5 million, adjusted for non-cash items of $156.5 million. Operating cash flows were adversely affected by a $43.4 million net change in our operating assets and liabilities primarily from the effects of a decrease of $278.9 million in accounts payable and accrued expenses and other liabilities and the payment of $73.7 million of contingent consideration related to our 2021 acquisition of the LED business, partially offset by the effect of decreases of $194.5 million in accounts receivable and $104.6 million in inventories. The decreases in accounts payable and accrued expenses and accounts receivable were primarily due to the timing of payments and receipts. The decrease in inventories was primarily due to lower sales in our Memory Solutions segment.
Net cash provided by operating activities in the first nine months of 2022 resulted primarily from net income of $48.2 million, adjusted for non-cash items of $128.8 million. Operating cash flows were adversely affected by a $93.0 million net change in our operating assets and liabilities primarily from the effects of an increase of $41.5 million in accounts receivable and a decrease of $54.2 million in accounts payable and accrued expenses and other liabilities. The increase in accounts receivable was primarily due to higher gross sales in our Memory Solutions and IPS segments, and the decrease in accounts payable and accrued expenses and other liabilities was primarily due to the lower inventories primarily in the same segments.
Investing Activities: Net cash used for investing activities in the first nine months of 2023 consisted primarily of $213.1 million for the acquisition of Stratus Technologies and $37.5 million for purchases of property and equipment. Net cash used for investing activities in the first nine months of 2022 consisted primarily of purchases of property and equipment and deposits.
Financing Activities: Net cash provided by financing activities in the first nine months of 2023 consisted primarily of $295.3 million in net proceeds from issuance of a term loan and $8.4 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by a $28.1 million payment of contingent consideration related to our 2021 acquisition of the LED business, $17.1 million in repayments of debt, $16.9 million of payments to acquire our ordinary shares, $14.1 million payment of premium in connection with our convertible note exchange and $4.3 million net cash paid for settlement and purchase of Capped Calls. Net cash provided by financing activities in the first nine months of 2022 consisted primarily of $270.8 million in net proceeds from the issuance of a term loan and $11.8 million in proceeds from the issuance of ordinary shares, partially offset by $125.0 million in principal repayment of the LED Purchase Price Note, $25.0 million in net repayments of borrowings under our line of credit and $16.8 million of payments to acquire our ordinary shares.
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
Approximately 12% and 25% of our net sales in the first nine months of 2023 and 2022, respectively, originated in Brazilian real. We utilize foreign exchange forward contracts to mitigate foreign currency exchange rate risk associated with foreign currency-denominated liabilities in Brazil, primarily third party payables. We do not use foreign currency contracts for speculative or trading purposes.
Based on our monetary assets and liabilities denominated in foreign currencies as of May 26, 2023 and August 26, 2022, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating (income) expense of $10.7 million and $5.8 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of May 26, 2023, we had $558.9 million principal amount outstanding under the Amended 2027 TLA. In addition, our Amended Credit Agreement provides for borrowings of up to $250.0 million under the 2027 Revolver. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2027 Revolver were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $8.1 million per year.
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
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2023, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “Item 1A. Risk Factors” and “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Commitments and Contingencies.”
Item 1A. Risk Factors
There have been no material changes to the risks described in “PART I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 26, 2022, as updated in “PART II – Other Information – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended February 24, 2023. You should carefully consider the risks and uncertainties and the other information in these reports and this Quarterly Report, including “PART I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Our business, financial condition or results of operations could be materially and adversely affected if any of these risks occurs and, as a result, the market price of our ordinary shares could decline and you could lose all or part of your investment.
This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional information. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including the risks facing our company described in our Annual Report on Form 10-K for the fiscal year ended August 26, 2022, our Quarterly Report on Form 10-Q for the fiscal quarter ended February 24, 2023 and this Quarterly Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 5, 2022, we announced that our Board of Directors approved a $75 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by our Board of Directors at any time. As of May 26, 2023, the remaining dollar value of shares that may be repurchased was $16.6 million. No shares were repurchased during the third quarter of 2023.
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

SMART Global Holdings, Inc.
Date: June 29, 2023	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 29, 2023	By:	/s/ Ken Rizvi
Ken Rizvi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

