Form 10-K
period 2023-08-25
SMART Global Holdings, Inc.
filed 2023-10-20
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 25, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the ordinary shares on the Nasdaq Global Select Market on February 24, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $0.83 billion. Ordinary shares held by each executive officer and director, and their affiliated holders, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of October 9, 2023, the registrant had 51,918,790 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual General Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended August 25, 2023.

1

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) and the documents incorporated herein by reference contain “forward-looking statements” that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements include, but are not limited to, statements regarding our future financial or operating performance, the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “potential,” “should” and similar words and the negatives thereof constitute forward-looking statements. These forward-looking statements are based on our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, global business and economic conditions and growth trends in technology industries, our customer markets and various geographic regions; uncertainties in the geopolitical environment; the ability to manage our cost structure; disruptions in our operations or supply chain as a result of the COVID-19 pandemic or otherwise; changes in trade regulations or adverse developments in international trade relations and agreements; changes in currency exchange rates; overall information technology spending; appropriations for government spending; the success of our strategic initiatives including additional investments in new products and additional capacity; acquisitions of companies or technologies, the failure to successfully integrate and operate them or customers’ negative reactions to them; incurring unanticipated costs in completing the sale of our SMART Brazil business; issues, delays or complications in integrating the operations of Stratus Technologies; the ability of Stratus Technologies to generate anticipated revenue and profits following the sale of our SMART Brazil business; limitations on or changes in the availability of supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; our dependence on a select number of customers and the timing and volume of customer orders; production or manufacturing difficulties; competitive factors; technological changes; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the LED market; changes to applicable tax regimes or rates; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; and the continuing availability of borrowings under term loans and revolving lines of credit and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in this Annual Report and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. Such risks, uncertainties and factors as outlined above and in such filings do not constitute all risks, uncertainties and factors that could cause actual results of our company to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report. We do not intend, and have no obligation, to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report, except as required by law.
About This Annual Report
As used herein, “SGH,” “Company,” “Registrant,” “we,” “our,” “us” or similar terms refer to SMART Global Holdings, Inc. and our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2023, 2022 and 2021 each contained 52 weeks. All period references are to our fiscal periods unless otherwise indicated.
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

PART I
Item 1. Business
Overview
At SGH, we design, build and manage high-performance, high-availability enterprise solutions that help our customers solve for the future. Across our computing, memory and LED lines of business, we focus on serving our customers by providing deep technical knowledge and expertise, custom design engineering, build-to-order flexibility and a commitment to best-in-class quality.
Our Business Lines
Over the last five years, SGH has evolved from a memory module company into a diversified business focused on providing high-performance, high-availability solutions to enterprise customers in markets such as computing, memory and LED end markets. Through our customer-centered approach, we are committed to delivering the highest quality product and services, ensuring efficient time-to-market and build-to-order flexibility, offering advanced technical expertise and providing excellent customer service.
As part of this transformation, SGH has completed five acquisitions since 2018. Upon acquiring Cree LED in 2021, we restructured the company into three lines of business: Intelligent Platform Solutions (“IPS”), Memory Solutions and LED Solutions. More recently, in August 2022, we acquired Stratus Technologies, Inc. (“Stratus”), a leading provider of high-availability, fault-tolerant computing platforms, software and services, to expand our IPS offerings at the edge and at the core. In June 2023, we announced an agreement to divest a majority stake in our Brazil business, which manufactures standards-based memory products for consumer electronics sold in Brazil. The completion of this transaction will further refine our focus on advanced solutions for enterprise customers.
SGH is unified by our operating system, which supports and drives operational efficiency and performance. SGH’s operating system incorporates best practices to ensure our business lines are empowered to deliver for our customers consistently and efficiently.

At SGH, our people are our greatest asset. We understand that diverse, inclusive and equitable workplaces require continuous and intentional actions to achieve success. As of the end of fiscal year 2023, SGH employed approximately 3,000 employees worldwide, with a majority of our employees in China, Malaysia and the United States.

Acquisition of Stratus Technologies
On August 29, 2022, we completed the acquisition of Storm Private Holdings I Ltd., a Cayman Islands exempted company (“Stratus Holding Company” and together with its subsidiaries, “Stratus Technologies”). At the closing, we paid a cash purchase price of $225 million, subject to certain adjustments. In addition, the seller has the right to receive, and we are obligated to pay, contingent consideration of up to $50 million (the “Stratus Earnout”) based on the gross profit performance of the Stratus business during the first full 12 fiscal months of Stratus following the closing.
Stratus is a global leader in simplified, protected and autonomous computing platforms and services in the data center and at the Edge. For more than 40 years, Stratus has provided high-availability, fault-tolerant computing to Fortune 500 companies and small-to-medium sized businesses enabling them to securely and remotely run critical applications with minimal downtime.
See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Business Acquisitions – Stratus Technologies.”
Divestiture of SMART Brazil
On June 13, 2023, we entered into an agreement to sell an 81% interest in SMART Modular Technologies Brasil – Indústria e Comercio de Componentes Ltda. (“SMART Brazil”) to Lexar Europe B.V. (“Lexar Europe”), an affiliate of Shenzhen Longsys Electronics Co. Ltd., for approximately $205 million. The transaction is expected to close at the end of calendar year 2023 or beginning of calendar year 2024, subject to required regulatory approvals and satisfaction of customary closing conditions.
SMART Brazil operates as a stand-alone business which assembles and tests modules for electronics manufacturers that sell devices to Brazilian consumers. In line with our strategic priorities, the majority divestiture of our standards-based, commodity module business in Brazil will enable us to focus on our strategy of delivering high-performance, high availability solutions to our enterprise customers. This transaction also strengthens our financial position, enabling us to increase our strategic investments into domestic research and development and U.S.-based production of advanced technologies.
Presentation of SMART Brazil as Discontinued Operations: In accordance with authoritative guidance under U.S. GAAP, we concluded that our SMART Brazil operations met held-for-sale and discontinued operations accounting criteria as of the end of fiscal year 2023. Accordingly, we have presented the balance sheets, results of operations and cash flows of SMART Brazil in this Annual Report on Form 10-K, including in the accompanying consolidated financial statements and notes, as discontinued operations for all periods presented. SMART Brazil was previously reported as part of our Memory Solutions segment. Unless otherwise noted, discussion within this Annual Report on Form 10-K relates to our continuing operations.
See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
COVID-19
While the ongoing effects of the COVID-19 outbreak have stabilized, the COVID-19 pandemic (“COVID-19”) has resulted in substantial loss of life, economic disruption and government intervention worldwide. As a result, we have experienced fluctuating sales volumes of certain product lines since early calendar 2020. It also disrupted our product development, marketing and corporate development activities. We are unable to accurately predict the full impact that COVID-19 will continue to have. For example, we may, among other issues, experience, in any or all product lines, delays in product development, a decreased ability to support our customers, disruptions in sales and manufacturing activities and overall reduced productivity, each of which could have a negative impact on our ability to meet customer commitments and on our revenue and profitability. While initially we did not experience a major disruption in our supply chain as a result of COVID-19, we cannot guarantee that such downstream effects will not impact us in the future. We are unable to accurately predict the impact that COVID-19 will have in future periods due to various uncertainties and future developments, including the evolution and severity of the disease, the occurrence of other epidemics, the imposition of related public health measures and travel and business restrictions or other actions that may be taken by governmental authorities in an effort to contain or treat the virus, all of which, together with the disruptions and other factors discussed above, could have a material adverse effect on our customer relationships, operating results, cash flows and financial condition and have a negative impact on our share price.

Our Products and Services
Memory Solutions
Our Memory Solutions business line enables high-performance, high-availability computing solutions through the design, development and advanced packaging of specialty memory and storage solutions. Products include dynamic random access memory (“DRAM”) modules, solid-state/flash storage and other advanced memory solutions critical to networking and telecom, data analytics, artificial intelligence (“AI”) and machine learning (“ML”). Our Memory Solutions group also offers SMART Supply Chain Services, which provides customized, integrated supply chain services to enable our customers to better manage supply chain planning and execution, reduce costs and increase productivity. Our Memory Solutions group had net sales of $443.3 million, $551.7 million and $486.2 million in 2023, 2022 and 2021, respectively.
SMART Modular Technologies
Through its brand, SMART Modular Technologies, Memory Solutions has been helping customers enable high performance computing through the design, development and advanced packaging of specialty memory solutions for over 30 years. Our robust portfolio ranges from today’s leading edge technologies to standard and legacy DRAM and Flash storage products. We provide standard, ruggedized and custom memory and storage solutions that meet the needs of diverse applications in high-growth markets.
We collaborate closely with our global original equipment manufacturer (“OEM”) customers throughout their design process and across multiple projects to create solutions for demanding applications with differentiated requirements, such as specific form factors, higher density, lower power, specific firmware or greater durability and reliability compared to standard solutions. We target opportunities where we believe we can be a primary supplier of longer-lifecycle solutions to OEM customers for diverse and growing end markets within the industrial, government, networking and communications and enterprise storage and computing markets as well as other vertical markets. In this business, we offer an extensive portfolio of approximately 2,000 products available in standard and rugged formats.
Our offerings include an extensive lineup of DRAM modules utilizing a wide range of DRAM technologies from legacy synchronous DRAM to double data rate (“DDR”), DDR2, DDR3 and leading-edge, high-performance DDR4 and DDR5 DRAM devices. These technologies are incorporated into standard memory, enterprise memory and hybrid memory solutions in standard and rugged formats. These modules encompass a broad range of form factors and functions, including dual in-line memory modules (“DIMMs”), nonvolatile DIMMs, differential DIMM (“DDIMM”), load reduced DIMMs, registered DIMMs, unbuffered DIMMs, small outline dual in-line memory modules and mini-DIMMs for industrial, government, networking and communications, enterprise storage and computing and other vertical markets. These memory modules come in configurations of up to 288 pins and densities of up to 128 gigabytes. We support leading-edge and emerging interconnect standards such as Compute Express LinkTM (“CXLTM”). We utilize advanced printed circuit board and device packaging and stacking technologies to achieve cost-effective, high-density solutions. Our products are designed to meet the quality requirements of enterprise class systems pursuant to stringent specifications required by various high-speed applications.
We also design and manufacture embedded and removable Flash memory products in a variety of form factors and capacities incorporated into storage and hybrid memory solutions in standard and rugged formats. Our wide range of Flash memory products includes solid-state drives (“SSDs”), Serial Advanced Technology Attachment (“SATA”) and peripheral component interconnect express (“PCIe”) NVMe products in 2.5" enclosures, M.2 and other module form factors. We also offer Flash component products such as embedded MultiMediaCard (“eMMC”) and embedded and removable products in USB, CompactFlash and SD and microSD Card configurations. Our Flash capabilities include application-specific and customized firmware development.
Our Memory Solutions segment also offers Zero Failure Rate (“ZefrTM”) memory modules to support powerful high-performance computing (“HPC”) platforms that process massive amounts of data. Zefr is a screening process performed on OEM original memory modules or SMART Modular built memory modules to deliver ultra-high reliability for demanding workloads.
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
Intelligent Platform Solutions
Our Intelligent Platform Solutions business line offers high-performance, high-availability/fault-tolerant integrated computing platforms and services for AI, accelerated computing, ML and the internet of things (“IoT”) that span the continuum of edge, core and cloud. Within our IPS business line are two operating brands – Penguin Solutions™, the umbrella brand for Penguin Computing™ and Penguin Edge™ products, and Stratus®. Penguin Computing focuses on technical computing for core and cloud environments via industry-leading HPC and AI solutions. Penguin Edge offers edge computing solutions for embedded and wireless applications, specializing in high-performance products for customers in government, health care, industrial and telecommunications applications. Stratus provides simplified, protected and autonomous fault tolerant computing solutions in the data center and at the Edge through hardware, software and services offerings. We provide these leading-edge solutions to customers in the education, energy, financial services, government, hyperscale and manufacturing markets. IPS had net sales of $749.7 million, $441.0 million and $344.8 million in 2023, 2022 and 2021, respectively.
Penguin Computing
Through Penguin Computing, we provide a robust portfolio of hardware (including solutions based on the Open Compute Project (“OCP”)), software products and services offerings. Our solutions are comprised of servers, software, integrated turn-key clusters, enterprise-grade storage and networking (available as hardware and software) and cloud-based solutions via Penguin-On-Demand (“POD”). Our product offering includes our OCP-inspired Tundra Extreme Scale products to solve technical compute and density challenges. Our rackmount servers and graphics processing unit (“GPU”) accelerated computing platforms provide customers powerful tools focused on the development and implementation of AI, ML advanced modeling and HPC applications. Complementing our compute, storage and networking hardware solutions is our Scyld ClusterWare® line of cloud and cluster management software. These products provide advanced capabilities for management of HPC clusters from department-level systems to supercomputers. In addition, our products and services enable customers to provide their own HPC cloud with remote access via our proprietary browser-based Virtual Desktop Infrastructure (“VDI”) solution. Our portfolio includes solution design, build, deployment and management, software automation and managed services.
Penguin Edge
The Penguin Edge product portfolio is a combination of SMART Embedded Computing (“SMART EC”) and SMART Wireless Computing (“SMART Wireless”) operating under the unified Penguin Edge product brand. Penguin Edge products include system-on-modules (“SoMs”), single board computers (“SBCs”), PCIe accelerators and application-ready platforms including bladed edge servers. These solutions extend insight, intelligence and analytical capabilities closer to where the data is generated, optimizing a range of use cases across industries and rugged environments.
Target markets for Penguin Edge solutions include network edge computing, government, telecommunications infrastructure and manufacturing applications, as well as IoT endpoint applications such as smart city, digital health, digital signage and smart buildings.
During the second quarter of 2023, we initiated a plan pursuant to which we intend to wind down manufacturing and discontinue the sale of legacy products offered through Penguin Edge by approximately the end of calendar 2024. See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Intangible Assets and Goodwill – Impairment of Penguin Edge Goodwill.”
Stratus
Through Stratus, we provide for the continuous availability of business-critical applications by delivering zero-touch computing platforms that are simple to deploy and maintain, protected from interruptions and threats, and autonomous. For 40 years, Stratus has provided reliable and redundant computing, allowing global Fortune 500 companies and small-to-medium sized businesses to securely and remotely turn data into actionable intelligence at the Edge, data center and cloud – driving uptime and efficiency. As a result, IT and operational technology professionals across financial services, telecom, oil and gas, transportation, healthcare, retail and industrial automation rely on Stratus’ platforms and services to achieve greater productivity, efficiency, safety, security, sustainability and peace of mind.
Our high-availability and fault-tolerant platforms include Stratus ztC® Edge, a secure, purpose-built, highly automated computing platform for resource constrained and remote locations and rugged environments; Stratus ftServer®, a fully integrated, fault-tolerant computing platform for complex software workloads; Stratus ftServer® V series, a market leader for continuously available processing of high volume, highly sensitive transactions leveraging Stratus’ VOS (“Virtual Operating System”); and Stratus everRun®, a flexible software only option for ensuring fault tolerance of third party hardware. These platforms are backed by dedicated and expert customer, professional and managed services.
LED Solutions
Our LED Solutions group offers a broad portfolio of application-optimized LEDs focused on improving lumen density, intensity, efficacy, optical control and/or reliability. Backed by expert design assistance and superior sales support, our LED products enable our customers to develop and market LED-based products for lighting, video screens and specialty lighting applications. Our LED Solutions group, which was formed after the closing of our acquisition of Cree LED in March 2021, offers products under the CreeLED® brand. Our LED Solutions group had net sales of $248.3 million, $403.2 million and $224.6 million in 2023, 2022 and 2021, respectively.
Cree LED
For over 30 years, Cree LED has been a leader in LED lighting technology, offering innovative and differentiated LED solutions to a broad base of customers across multiple market segments. The Cree LED product offering includes both chips and packaged LED components.
Our Cree LED chip products include blue and green LED chips based on gallium nitride (“GaN”) and related materials. LED chips are used in a number of applications and are currently available in a range of brightness levels, wavelengths (colors) and sizes. Products using our blue and green LED chips are featured in a variety of applications including automotive, video screens, gaming displays, heart rate monitor and function indicator lights. Customers also combine our blue LED chips with phosphors to create white LEDs, which are used in various applications for indoor and outdoor illumination, a variety of medical and industrial applications, automotive interior lighting and indicators, headlamps and daytime running lights.
Our Cree LED XLamp®, J Series® and high brightness product lines feature packaged LED components. Our XLamp and J series LED components are designed to meet a broad range of market needs for lighting applications, including general illumination (both indoor and outdoor applications), portable, architectural, signal and transportation lighting. Our high-brightness LED components consist of surface mount device (“SMD”) and through-hole packaged LED products. Our SMD LED component products are available in a full range of colors designed to meet a broad range of market needs, including video, signage, general illumination, transportation, gaming and specialty lighting. Our through-hole packaged LED component products are available in a full range of colors primarily designed for the signage market.
Manufacturing and Test
We have manufacturing facilities in Newark and Fremont, California and Penang, Malaysia, all of which are certified in one or more of the following: ISO 9001:2015, ISO 14001:2015 and ISO 45001:2018. We also have a manufacturing facility in Huizhou, China, which is ISO9001:2015, ISO14001:2015 and IATF16949:2016 certified. In addition, have a test and integration facility in Tempe, Arizona for our Penguin Edge portfolio of products. Additionally, we are a member of the Responsible Business Alliance (“RBA”) and our manufacturing facilities in Malaysia and California are compliant with the RBA Code of Conduct, which is increasingly a business requirement of our customers.
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
While we do not own or operate wafer fabrication facilities, we have capabilities for subsequent stages of the product manufacturing cycle. In our manufacturing facilities in Huizhou, China, we receive LED chips from third-party wafer fabrication facilities, prepare and package die into LED components, test components and, in some cases, assemble components on substrates or printed circuit boards to manufacture LED products. Through our investments and experience, we have developed expertise in LED technology which allow for LED products that provide brighter, more efficient and lower cost LED chips and components for a broad range of lighting applications.
Within IPS, we have utilized three primary methods of fulfilling demand for products: using third-party contract manufacturers, building products to order and configuring products to order, in each case using components and subassemblies we acquire from a wide range of vendors. For Stratus, we primarily use third-party manufacturers for most products, with some minor assembly for certain product lines in our Ireland facility. For Penguin Computing products, we have developed capabilities for design and development of large scale systems and dense HPC and AI clusters that have significant power and cooling requirements with manufacturing and test for our HPC products being done in Fremont, California. For our Penguin Edge product brand, we have developed capabilities for design and development of a wide range of embedded and wireless computing products which we manufacture, assemble and/or test in our manufacturing facilities in Newark, California; Penang, Malaysia; and Tempe, Arizona.
Product testing is an important aspect of our manufacturing operations, and we believe that we have established substantial technical expertise in the testing of products for high-end applications. Our extensive testing capabilities not only help to ensure a low defect rate, but they also enable us, in certain situations, to sell specialized testing as an additional service. We design customer specific testing processes that differ from the core focus of standard providers. We have achieved stringent quality targets across a broad spectrum of system applications and customer-specific designs. Our staff includes experienced test engineers who have developed proprietary testing routines and parameters which, combined with our advanced test equipment, enable us to diagnose problems in components as well as in system design and enable us to characterize the performance of new products and to provide high quality products in volume.
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
Customers
We believe our customers rely on us as a strategic supplier due to our high-performance, high-availability, application-specific products, quality, technical support and our global footprint. We also provide customized, integrated supply chain services to certain customers to assist them in the management and execution of their procurement and distribution processes. We believe our close collaboration with customers, customer-specific designs, long-lifecycle solutions and proprietary supply chain services create significant customer value. Our products are generally manufactured on a build-to-order basis. Our sales are made primarily pursuant to customer purchase orders and are not based on long-term supply agreements.
We sell our products and solutions both directly and through third-party channels to a diversified base of local and global OEM, enterprise and government customers. In our Memory Solutions group, we sell to OEM customers in industrial, government, networking and communications and enterprise storage, as well as other vertical markets. In IPS, we sell Stratus products and services through direct sales and third-party channels, including distributors, value-added resellers, independent software vendors and systems integrators around the world. We sell Penguin Computing products to government and enterprise customers in financial services, energy, hyperscale and education markets. We sell Penguin Edge products to OEM customers, system integrators and through distribution to government, telecommunications infrastructure, industrial, network edge computing and transportation markets as well as in IoT endpoint applications such as smart city, digital health, digital signage and smart buildings markets. Stratus end user customers represent industries including financial services, telecom, oil and gas, transportation, healthcare, retail and industrial automation. Our LED Solutions group sells LED chips and components to manufacturers and electronic component distributors. Our LED products and solutions are sold on a channel and direct basis to a diverse base of local and global OEM and contract manufactures supporting a broad range of customers.

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
In 2023, 2022 and 2021, sales to our ten largest end customers (including sales to contract manufacturers or original design manufacturers (“ODMs”) at the direction of such end customers) accounted for 60%, 62% and 59% of total net sales, respectively. See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Concentrations.”
Suppliers
To address the needs of our customers, we have developed and maintained relationships with leading suppliers and contract manufacturers located in Asia, Europe and the Americas. Our semiconductor suppliers include many of the world’s largest memory manufacturers including Samsung Semiconductor, Inc., Micron Technology, Inc., SK hynix, Inc. and Kioxia Holdings Corporation (formerly Toshiba Memory Corporation). They also include some of the world’s largest providers of computing, communications and graphics processers, including Intel Corporation, Advanced Micro Devices, Inc., NVIDIA Corporation and Qualcomm Incorporated; as well as providers of subsystems including Intel and Giga-Byte Technology Co., Ltd.; networking products including Arista Networks, Inc. and suppliers of software products. Our contract manufacturers include NEC Corporation, Advantech Co., Ltd. and Celestica Inc. We frequently work jointly with our suppliers in bidding for customers’ design-in opportunities. We also work closely with our suppliers to better ensure that materials are available and delivered on time. Our established global network of materials sourcing helps to ensure that our pricing remains competitive and that we are able to provide a stable source of supply for our customers.
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
General economic conditions, as well as COVID-19, have resulted in significant supply shortages in the overall supply chain. These shortages have impacted and may in the future impact our ability to manufacture products for our customers and may result in rising prices of the materials we need to manufacture our products. Many of these issues relate to reduced investment in capacity by our suppliers, as well as local government policies that have affected the ability of employees of our suppliers to work. Additionally, the impact over the past year on airline freight capacity affected the timeliness of some deliveries and increased our freight cost.
Sales, Support and Marketing
We sell our products both directly and through third-party channels to global OEMs and to enterprise, government and other end customers located across North America, Asia and Europe. Our sales and marketing efforts are conducted through an integrated process incorporating our direct sales force, e-commerce, customer service representatives and our on-site field application engineers (“FAE”) with a network of independent sales representatives, distributors, integrators and resellers. Our sales and marketing efforts also include a high level of involvement from our senior executives. Larger customers are also often supported by dedicated sales and support teams.
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
Research and Development
The timely development of new products and services is essential to maintaining our competitive position. Our primary research and development activities are conducted at our research and development centers in the United States (Durham, North Carolina; Fremont, California; Irvine, California; Maynard, Massachusetts; Newark, California; Tempe, Arizona and Tewksbury, Massachusetts) and in Huizhou, China; Bangalore, India; New Taipei City, Taiwan; and Penang, Malaysia. Our research and development activities are focused on driving innovation in our products and services as well as continuous process improvement for our procurement, test and manufacturing.
Our product development in Memory Solutions includes innovations for next generation DRAM products, including DDR5, mobile DRAM, hybrid memories such as hybrid volatile and non-volatile DRAM (“NVDIMM”), emerging interconnect standards such as CXL, enterprise memory and Flash-based products, as well as associated firmware development. Our research and product development for IPS includes high availability server architecture and design, high availability software development including virtualization, operating systems and systems management; server selection and occasional design; designs to enable integration of racks and clusters; storage system design and evaluation; high performance network design; component testing for switches; cables and interface devices; development of software-defined storage systems; and embedded computer boards and systems. Research and development in our LED Solutions group includes innovations for next generation LED products including chips, packages for high power general illumination, packages for next generation direct view video displays and packages for specialty applications such as horticulture lighting, architectural, torch, emergency vehicle and other applications. We plan to continue to devote research and development efforts to the innovation and design of these and other new products which address the requirements of our customers, with a focus on the faster growing markets.
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
Research and development expense was $90.6 million, $77.5 million and $59.9 million in 2023, 2022 and 2021, respectively. As of August 25, 2023, we had approximately 370 research and development personnel worldwide.
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
Within our IPS Stratus business, we primarily compete with manufacturers of enterprise servers and industrial computers. For our Penguin Computing business, we compete primarily with global manufacturers of HPC and AI products and services. For Penguin Edge products, we primarily compete with makers of ruggedized computer boards and systems as well as makers of edge computing devices, SoMs and SBCs.

Within our LED Solutions business, we compete with companies that manufacture and/or sell nitride-based LED chips and those manufacturers of LED components concentrated primarily in indoor and outdoor lighting; specialty lighting, including torch lamps (flashlights), horticulture, color-changing architectural lighting; signs and signals; and transportation.
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
•Providers of SOMs and SBCs;
•LED product manufacturers;
•Enterprise IT server vendors; and
•Manufacturers of industrial computers.
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
Intellectual Property
Intellectual property is an important aspect of our business, and we actively seek to protect and leverage our intellectual property to promote our business interests. For example, as of August 25, 2023, we owned or exclusively licensed approximately 1,874 patents that expire from 2023 to 2042 and had 269 pending patent applications. We continually review our development efforts to assess the existence and patentability of new intellectual property, which we actively seek to protect as appropriate. We believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other intellectual property rights.
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

Human Capital
At SGH, we put people first, nurturing a culture that supports creativity and growth. We value our employees, and we understand the importance of their contribution and personal development. We believe that at the best workplaces, employees feel inspired, engaged, valued and included. As part of our “people first” mindset, we are dedicated to driving our people strategy which includes developing our talent, maintaining an engaged workforce and offering programs and rewards that attract and retain the best talent. At the core of our people strategy is a commitment to ensuring our workforce represents the diversity of our communities and that we maintain a safe and inclusive culture.
Employees
As of August 25, 2023, we had approximately 3,000 full-time employees (excluding contractors) in locations across the globe, including, among others, the United States, China and Malaysia. We have never experienced a work stoppage in any of our locations worldwide, and we consider our employee relations to be good.
Employee Engagement and Development
Continuous growth requires continued investment in people, innovation and new opportunities. We are always improving upon our communications between employees and management teams to drive our company goals and enhance the employee experience. We aim to develop capable leadership that can meet the challenges of business growth while instilling a supportive and inclusive company culture. At all locations, we provide our employees with performance assessments and evaluations. We place a priority on identifying key talent throughout the organization and providing development and coaching opportunities for them through our newly adopted annual talent calibration and succession planning process. We also provide employees with access to technical and leadership training and training on workplace culture and enrichment, covering topics such as harassment, creating healthy work environments, inclusion and global ethics and compliance.
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
We have established a Global Diversity Council (“GDC”) that focuses on creating a working environment with equal opportunity employment so that workers are treated with fairness and respect. The GDC enables us to expand on our strategy to nurture a diverse and inclusive environment by focusing on initiatives such as employee resource groups and recruiting more diverse leadership.
Wellness, Health and Safety
We strive to provide and maintain a safe work environment, as well as to promote overall wellness among employees. We prioritize employee well-being throughout our operations as well as through wellness programs. Our wellness program is supported by a committee that focuses on providing information and events throughout the year on health, financial and mental well-being. We also support mental health and wellness through our Employee Assistance Program, which offers free and confidential counseling and support for our employees and members of their households.
Compensation and Benefits
We offer compensation and benefits programs designed to motivate and reward our employees through our pay-for-performance philosophy. We are committed to paying market competitive wages to attract key talent and ensure pay equality across our diverse workforce. Our bonus program links employee compensation to SGH’s business performance. We also offer an Employee Stock Purchase Plan, equity compensation, retirement benefits and, in the United States, a 401(k) match program.

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

Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K, including “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, financial condition or results of operations could be materially and adversely affected if any of these risks occurs and, as a result, the market price of our ordinary shares could decline and you could lose all or part of your investment. As noted above in “Item 1. Business,” the financial results and operations of SMART Brazil have been presented as discontinued operations. While our SMART Brazil business continues to pose certain risks and uncertainties described below, unless otherwise noted, the financial results included in the risks below relate solely to our continuing operations and do not include the operations of SMART Brazil.
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
•Fluctuations in average selling prices may have a material adverse effect on our business, results of operations and financial condition.
•Tariffs or other trade restrictions or taxes have had in the past, and could have in the future, an adverse impact on our operations.
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
•We may be unable to adapt to technological change or maintain or improve our manufacturing efficiency.
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
•Actual or perceived breaches of our security systems, or those of our customers, suppliers or business partners, could expose us to losses.
•Some of our offerings utilize open source software, which may pose particular risks to our proprietary software, products and services in a manner that could harm our business or make it easier for competitors to enter our markets and compete with us.
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

•We may fail to realize the anticipated benefits of recent acquisitions or the sale of our SMART Brazil business.
•We have incurred, and may in the future incur, impairment charges related to our goodwill, which could have a material adverse effect on our business, results of operations and financial condition.
•The planned divestiture of the SMART Brazil business is subject to a number of conditions beyond our control. Failure to complete the proposed divestiture within the expected timeframe, or at all, could materially adversely affect our business, results of operations, financial condition and the price of our ordinary shares.
•The separation and transition of our SMART Brazil business that would occur in connection with the planned divestiture may not occur in the expected timeframe or may involve unexpected costs or consequences, which could materially affect our business, results of operations, financial condition and the price of our ordinary shares.
•We may incur liabilities relating to additional Brazilian withholding tax in connection with the sale of our Brazil business.
•The completion of the sale of our Brazil business could impair our ability to protect our trademarks and brand.
•We rely on third parties to sell a portion of our products and services.
•We may be unable to protect our intellectual property.
•Legal proceedings and claims could have a material adverse effect on our business, results of operations or financial condition.
•We may be required to pay royalties or obtain licenses to sell certain products.
•Changes in tax laws or potential adjustments by tax authorities could materially increase our tax expense.
•Our ability to use our tax attributes is limited.
•We recently reversed the valuation allowance for a significant portion of our deferred tax assets, and we may not be able to realize these assets in the future. Our deferred tax assets may also be subject to additional valuation allowances, which could have a material adverse effect on our business, results of operations and financial condition.
•We could incur substantial costs or liabilities as a result of violations of environmental laws.
•We may be unable to complete environmental, social and governance (“ESG”) initiatives, in whole or in part, which could lead to less opportunity for us to have ESG investors and partners and could negatively impact our reputation or options for capital acquisition.
•Our worldwide operations, and those of our suppliers, business partners and customers, may be disrupted by events outside of our control, including the effects of climate change, natural or man-made disasters or other events, as well as societal and governmental responses to such events, including conflicts in Ukraine and Israel.
•While the ongoing effects of COVID-19 have stabilized, it remains unpredictable and our efforts to adapt may be unsuccessful, which could adversely affect our business, results of operations and financial condition.
Risks Related to Our International Operations
•Our business is subject to the risks generally associated with international business operations, including a variety of laws, regulations, or industry standards.
•We depend on Brazil markets for a significant portion of our sales.
•Our success in part depends on incentives in Brazilian laws for local manufacturing of electronics, the elimination or reduction of which could significantly reduce our profitability for products in Brazil.
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
•High rates of inflation in the future would materially adversely affect our business, results of operations and financial condition.
•Political, economic and market conditions and the perception of risk in Brazil and emerging markets may cause the market price of our ordinary shares to decline.
•We may have limited legal recourse under the laws of China if disputes arise under our agreements.
Risks Related to Our Debt
•Our indebtedness could impair our financial condition and harm our ability to operate our business, including the limitations of our credit agreement, provisions in the Convertible Notes and their respective Indentures and our capped call transactions.

Risks Related to Investments in Cayman Islands Companies
•We are a Cayman Islands company and, because the rights of shareholders under Cayman Islands law differ from those under U.S. law, shareholders may have difficulty protecting their shareholder rights or enforcing a judgment of U.S. courts against us in the Cayman Islands.
Risks Related to Our Ordinary Shares
•The trading price of our ordinary shares has been and may continue to be volatile, and actual or perceived future sales of our ordinary shares could cause our share price to fall.
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
General Risk Factors
•Worldwide economic and political conditions, including terrorist attacks, as well as other factors may adversely affect our operations and cause fluctuations in demand for our products.
•Our success depends on our ability to attract, retain and motivate highly skilled employees.
Risks Related to Our Business
Changing worldwide economic conditions could adversely affect our operating results and financial condition.
The United States and global economies are facing increased levels of inflation, higher interest rates and potential recession. Adverse changes in economic conditions could harm our operating results and financial conditions in a variety of ways. For example, regional or global economic downturns could adversely affect demand for our products, which could adversely affect our revenue and potentially result in write-offs of excess or obsolete inventory. Inflation could also drive increases in our costs of revenue and operations, which we may not be able to successfully pass along to our customers. Higher interest rates could result in increased cash usage to service our variable rate indebtedness and increase the cost to us of refinancing our indebtedness.
Our operating results fluctuate from quarter to quarter, which make them difficult to predict.
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicative of future performance. Furthermore, we may not be able to maintain the margins we have achieved in recent periods. Our operating results in any given quarter can be and have been influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
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
Our business has experienced quarterly and annual operating losses. For example, in 2023, we had a net loss of $188 million. Our ability to achieve or maintain profitability depends in part on revenue growth from, among other things, increased demand for our memory solutions, products and related service offerings in our current markets, including Brazil, growth in our IPS and LED businesses, the performance of our acquired companies as well as our ability to expand into new markets. We may not be successful in achieving the revenue and revenue growth necessary to maintain profitability. Moreover, as we continue to expend substantial funds for research and development projects, enhancements to sales and marketing efforts, integration of acquisitions and to otherwise operate our business, we cannot assure you that we will achieve or maintain profitability on an annual or quarterly basis even if our revenue does grow.
We compete in historically cyclical markets.
Historically, the markets in which we compete have been highly cyclical and have experienced significant downturns often connected with, or in anticipation of, maturing product lifecycles of both component suppliers and electronic equipment manufacturers and/or declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of selling prices and inventory values. Our business depends on the continued growth of technology utilization, the electronics industry and on end-user demand for our customers’ products. Economic downturns often have had an adverse effect upon manufacturers and end-users of electronics products. The timing of new product developments, the lifecycle of existing electronics products and the level of acceptance and growth of new products can also affect demand for our products. Downturns in the markets we serve could have a significant negative impact on the demand for our products. Additionally, due to changing conditions, our customers have experienced and may in the future experience periods of excess inventory that could have a significant adverse impact on our sales. During a downturn in any of the markets that we serve, there is also a higher risk that some of our trade receivables become delinquent or even uncollectible and that our inventory would decrease in value. We cannot predict the timing or the severity of the cycles within our industries. In particular, it is difficult to predict how long and to what levels any industry upturn or downturn, or general economic strength or weakness, will last or develop. Reduced demand for our products could have a material adverse effect on our business, results of operations and financial condition.
Fluctuations in average selling prices may have a material adverse effect on our business, results of operations and financial condition.
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
Tariffs or other trade restrictions or taxes have had in the past, and could have in the future, an adverse impact on our operations.
We source materials from and sell and manufacture products in foreign countries, including Brazil and China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. For example, a reduction in the existing import tax rate in Brazil for products similar to those that we manufacture locally could lower prices for such products and increase competitive pressure on our business in that region. In addition, any economic and political uncertainty caused by the U.S. tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future, negatively impact, demand and/or increase the cost for certain of our products, particularly within our LED business. In addition, many of our customers rely heavily on international trade. The imposition of tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. Tariffs may in the future increase our cost of materials and may cause us to increase prices to our customers which we believe may reduce demand for our products. Our price increases may not be sufficient to fully offset the impact of tariffs and may result in lowering our margin on products sold. If the United States Government increases or implements additional tariffs, or if additional tariffs or trade restrictions are implemented by other countries, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. We are not able to predict future trade policy of the United States or of any foreign countries in which we operate or purchase goods, or the terms of any renegotiated trade agreements or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a trade war or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, operating results and financial condition.
We depend on a select number of customers for a significant portion of our revenue.
Our principal customers include global distributors, enterprise users, government agencies and OEMs that compete in the computing, networking, communications, storage, aerospace, government, mobile, industrial automation, IoT, industrial IoT, government, military and lighting markets. In 2023, 2022 and 2021, sales to our ten largest end customers (including sales to contract manufacturers or ODMs at the direction of such end customers) accounted for 60%, 62% and 59% of net sales, respectively. In 2023, 2022 and 2021, we had one, three and one customer account individually for over 10% of our net sales. In some cases, our customers also compete with us and/or are our major suppliers. We expect that sales to relatively few customers, including distributors in our LED business, will continue to account for a significant percentage of our net sales for the foreseeable future. However, we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products or our services at current levels, or at all, since sales of our products are made primarily pursuant to purchase orders and are not based on long-term supply agreements. Although we have master agreements with some of our customers, these agreements govern the terms and conditions of the relationship and do not typically contain requirements for them to purchase minimum volumes. Because of the uncertainty of the timing and volume of orders from our customers, sales to our customers have varied from period to period and may vary significantly in the future, and our ability to forecast our sales have been, and may in the future be, difficult. Our customer concentration may also subject us to perceived or actual bargaining leverage that our key customers may have, given their relative size and importance to us. Since a large percentage of our sales is to a small number of customers that are primarily large enterprises or OEMs, these customers are able to exert, have exerted and we expect will continue to exert, pressure on us to make concessions on price and on terms and conditions which can adversely affect our business, results of operations and financial condition. If our key customers seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, results of operations and financial condition. Additionally, our services include point-in-time services, such as design and implementation, as well as longer-term managed services that are typically subject to renewal after an initial term of a year or sometimes longer. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. Furthermore, many of our customer and supplier markets are characterized by a limited number of large companies. Industry consolidation and company failures could decrease the number of potential significant customers for our products and services. The decrease in the number of potential significant customers will increase our reliance on key customers and, due to the increased size of these companies, may negatively impact our bargaining position and thus our profit margins. If we were to lose one of our key customers or have a key customer cancel a key program or otherwise significantly reduce its volume of business with us or fail to pay us in full for the goods or services purchased from us, our sales and profitability would be materially reduced and our business and financial condition would be seriously harmed.
The markets that we serve are highly competitive.
The markets that we serve are characterized by intense competition. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition, broader product lines, lower cost structures and longer-standing relationships with customers and suppliers than we do. As a result, our competitors may be able to respond better to new or emerging technologies or standards and to changes in customer requirements. Further, some of our competitors are in a better financial and marketing positions from which to influence industry acceptance of a particular product standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products and may be able to deliver competitive products at a lower price than we can. In addition to competing with certain portions of our product offerings, certain of our competitors are also our significant customers, suppliers, or both. Finally, China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030 has resulted in and may continue to cause increased competitive capability in China.
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
In most cases we do not obtain long-term purchase orders or commitments from our customers, but instead we work with our customers to develop non-binding estimates or forecasts of future requirements. Utilizing these non-binding estimates or forecasts, we make significant decisions based on our estimates of customer requirements including determining the levels of business that we will seek and accept, production scheduling, component purchasing and procurement commitments, inventory levels, product development or customization, personnel and production facility needs and other resource requirements. Customers may cancel, reduce or delay orders that were either previously made or anticipated, often with little or no notice to us, and generally without penalty, which can result in us having underutilized resources or excess materials. Conversely, customers may require rapid increases in production, which can challenge our resources and can reduce profit margins. We may not have sufficient capacity at any given time to meet our customers’ demands. As many of our costs and operating expenses are relatively fixed, reduction in customer demand has had in the past, and could in the future have, an adverse effect on our operating income, results of operations and financial condition.
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
We are dependent upon a small number of sole or limited source suppliers for certain materials, including certain critical components or subsystems, we use in manufacturing our products. Purchases from our three largest suppliers in 2023, 2022 and 2021 were $0.6 billion, $1.2 billion and $0.7 billion, respectively. As of August 25, 2023, accounts payable and accrued expenses included $29.5 million for amounts owed to these suppliers. Certain of our suppliers also compete with us in one or more of our markets. We purchase almost all of our materials from our suppliers on a purchase order basis and generally do not have long-term commitments from suppliers. Our suppliers are not required to supply us with any minimum quantities, and there is no assurance that our suppliers will supply the quantities of components we may need to meet our production goals.
The markets in which we operate have in the past experienced, and are currently experiencing and may in the future experience, shortages in certain materials, including certain critical components, we use in manufacturing our products. These shortages cause some suppliers to place their customers, including us, on supply allocation. As a result, we may not be able to obtain the materials that we need to fill customer orders. If any of our suppliers experience quality control or intellectual property infringement problems, this may further impact our ability to fill customer orders. Furthermore, our products that utilize that supplier’s materials may be disqualified by one or more of our customers and we may not be able to fill their orders.
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
Additionally, there are increasing expectations in various jurisdictions that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters, including the end of life considerations for products. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or to design supply chains to avoid certain regions altogether. Failure to comply with such regulations can result in fines, reputational damage, or import ineligibility for our products or product components, or otherwise adversely impact our business, results of operations and financial condition.
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
We rely on a limited number of production facilities for each of our various product lines. A disruption at one of our manufacturing facilities could adversely impact our manufacturing operations and consequently our customer relations and our business. Such a disruption could result from, among other things, severe or chronic weather conditions, including in connection with climate change, local outbreaks of COVID-19 or other infectious diseases, sustained process abnormalities, government intervention, waste disposal issues, power failures or other circumstances, or from ramp-up related challenges, such as obtaining sufficient raw materials, hiring of qualified factory personnel, installation and efficient operation of new equipment and management and coordination of our logistics networks within our global operations. We maintain insurance to protect against certain claims associated with business interruption, however, our insurance may not cover all or any part of a particular loss. Since a large percentage of our production is done in a small number of facilities, a disruption to operations, or a loss that is in excess of, or excluded from, our insurance coverage could adversely impact our business, results of operations and financial condition.
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
If our products are defectively manufactured, contain defective components or are used in defective or malfunctioning systems, we could be subject to warranty and product liability claims and product recalls, safety alerts or advisory notices. For example, certain of our products are used in transportation safety devices in the rail industry. These products are certified by independent auditors to safety integrity level (“SIL”) 4 standards. In the event that our products fail to perform as expected, accidents and significant losses could occur. While our contracts for the sale of these products typically contain disclaimers, there can be no assurance that we would be insulated from liability in the event of an accident. While we have product liability insurance coverage, it may not be adequate to satisfy claims made against us. We also may be unable to obtain insurance in the future at satisfactory rates or in adequate amounts. Investigations, warranty and product liability claims and product recalls, regardless of their ultimate outcome, could have an adverse effect on our business, financial condition and reputation and on our ability to attract and retain customers. In addition, we may determine that it is in our best interest to accept product returns in circumstances where we are not contractually obligated to do so to maintain good relations with our customers. Accepting product returns may adversely impact our results of operations and financial condition. Further, quality issues in customer installations have occurred in the past and could occur in the future, which have in the past affected, and could possibly affect in the future, customer relationships, demand for products and our reputation. Quality issues and potential impact to our reputation may adversely affect our results of operations and financial condition.
Actual or perceived breaches of our security systems, or those of our customers, suppliers or business partners, could expose us to losses.
We manage, store, transmit and otherwise process various proprietary information and sensitive personal or confidential data. In addition, our cloud computing businesses routinely process, store and transmit data, including sensitive and personal data, for our customers. We have experienced, and may in the future experience, data security incidents, cybersecurity events, data breaches, ransomware attacks or other compromises of the information technology systems we use for these purposes or that our vendors use to provide services or process data on our behalf, as criminal or other actors have been able to, and may in the future be able to, penetrate our or our service providers’ network security and misappropriate or compromise our information or that of third parties, create system disruptions or cause shutdowns. There are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, employee malfeasance and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers and other third parties to disclose information or unwittingly provide access to systems or data. The risk of such attacks includes attempted breaches not only of our own products, services and systems, but also those of customers, contractors, business partners, vendors and other third parties. Our products, services and systems may be used in critical company, customer, government or other third-party operations, or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, classified information, other proprietary or confidential data, regulated data and personal information of employees, customers and others. Successful breaches, employee malfeasance or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss or destruction of company, customer, government or other third party data or systems; theft of sensitive, regulated, classified or confidential data including personal information and intellectual property; the loss of access to critical data or systems through DDOS attacks, denial-of-service attacks, ransomware attacks, destructive attacks or other means; and business delays, service or system disruptions or denials of service. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of such systems.
Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including artificial intelligence) that circumvent controls, evade detection and even remove forensic evidence. As a result, there can be no assurance that the systems we have designed to protect against cyberattacks will be sufficient to identify, detect or prevent material consequences from arising from such attacks in the future.
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
Actual or perceived non-compliance with applicable data privacy and security laws, or that of our customers, suppliers or business partners, could expose us to losses.
We are subject to laws, rules and regulations in the United States and other countries relating to the collection, use, transmission, processing and security of user and other data. Our ability to execute transactions and to possess, process, transmit and use personal information and data in conducting our business subjects us to legislative and regulatory obligations that, among other things, may require us to expend time, financial and other resources to monitor and interpret ever-evolving and complex data privacy and security laws.

In particular, certain states have adopted new or modified privacy and security laws and regulations that may apply to our business, for example, the California Consumer Privacy Act (“CCPA”) imposes obligations on businesses that process personal information of California residents. Among other things, the CCPA: requires disclosures to such residents about the data collection, use and disclosure practices of covered businesses; provides such individuals expanded rights to access, delete and correct their personal information and opt-out of certain transfers of personal information; and provides such individuals with a private right of action and statutory damages for data breaches. The enactment of the CCPA has prompted a wave of similar laws being passed in the United States. Additionally, more U.S. states and the federal government also are considering privacy and cybersecurity legislation and other jurisdictions have enacted privacy and cybersecurity laws, such as the EU and the European Economic Area where the General Data Protection Regulation (“GDPR”) took effect in May 2018 and in Brazil where the Lei Geral de Proteção de Dados (“LGPD”) data privacy laws took effect in August 2021, creating the potential for a patchwork of overlapping but different laws.
We have incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols under applicable laws, regulations, industry standards and contractual obligations. Despite such expenditures, we may face regulatory and other legal actions in the event of perceived or actual non-compliance with such applicable obligations. Many of these laws would also require us to notify regulators and customers, employees or other individuals of any data security breach as described above. The various data privacy enactments impose significant obligations and compliance with these requirements depends in part on how particular regulators apply and interpret them. Even though we believe we are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations and financial condition could be materially adversely affected.
Some of our offerings utilize open source software, which may pose particular risks to our proprietary software, products and services in a manner that could harm our business.
Many of our IPS offerings, including Linux-based products and our Scyld suite of products, incorporate software components licensed under various open source licenses. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. We could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could implicate aspects of our proprietary code. These claims could result in litigation and could require us to make our software source code freely available to the public, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer them to avoid an undesirable open source license or infringement, which may be costly and time-consuming.
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
In 2023, 2022 and 2021, we spent $39.4 million, $20.4 million and $16.7 million, respectively, on capital expenditures, which we used, among other things, to expand manufacturing and test capacity as well as research and development. In the third quarter of 2021, we closed our acquisition of Cree’s LED business. The consideration for this acquisition consisted of approximately $200 million in the form of cash and an unsecured promissory note, plus an earnout of up to $125 million based on the revenue and gross profit performance of the LED business in the four fiscal quarters of Cree following the closing. Just after the end of our fiscal year 2022, we closed our acquisition of Stratus Technologies, Inc. The consideration for this acquisition consisted of approximately $225 million in cash, plus an earnout of up to $50 million based on the gross profit performance of the Stratus business during the first full 12 fiscal months of Stratus following the closing of the acquisition. We plan to continue exploring additional acquisition opportunities in the future.
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
Problems encountered in connection with an acquisition could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. If we make any future acquisitions, we could issue ordinary shares that would dilute our existing shareholders’ percentage ownership, incur substantial additional debt (such as the Purchase Price Note we issued in connection with the acquisition of Cree’s LED Business), expend cash and reduce our cash reserves or assume additional liabilities. Furthermore, acquisitions may require material charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, liabilities under earnout provisions, including under the LED

Earnout Note we issued in connection with the acquisition of Cree’s LED Business, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill or other intangibles, any of which could negatively impact our business, results of operations and financial condition. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. We may expend significant resources and management time pursuing an acquisition that we are unable to consummate. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or at all, or may not realize the anticipated benefits of any acquisitions we do undertake, including our acquisition of Cree’s LED Business. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they may have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.
We may fail to realize the anticipated benefits of recent acquisitions.
We closed on the acquisition of Cree’s LED business in March 2021 and the acquisition of Stratus Technologies in August 2022. As we continue to integrate these businesses into our operations and portfolio, our ability to realize some or all of the anticipated benefits of the acquisition may be impacted by the following:
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
We have a significant amount of goodwill. As of August 25, 2023, we had goodwill of $162.0 million, which represented 11% of our total assets as of such date. The carrying value of goodwill may be reduced if we determine that goodwill is impaired. We test goodwill for impairment in the fourth quarter of each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The testing of goodwill for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions; changes in business operations; changes in competition or changes in the price of our ordinary shares and market capitalization and other relevant events and factors affecting the fair value of the reporting unit. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill and could result in an impairment charge.
The planned divestiture of the Brazil business is subject to a number of conditions beyond our control. Failure to complete the planned divestiture within the expected timeframe, or at all, could materially adversely affect our business, results of operations, financial condition and the price of our ordinary shares.
The completion of the purchase by Lexar Europe of 81% of our Brazil business remains subject to customary closing conditions, including, among other things: (i) completion of filings for outbound direct investment with the Division of Development and Reform in the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration and the

Division of Finance and Trade Development in the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration, and completion of foreign exchange registration with a qualified bank authorized by the Municipal Administration of Foreign Exchange in Shanghai and (ii) approval of the transactions contemplated by the stock purchase agreement by the shareholders of Shenzhen Longsys Electronics Co., Ltd.
We cannot predict whether and when these remaining conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the planned divestiture, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the planned divestiture. Certain costs associated with the planned divestiture have already been incurred or may be payable even if the planned divestiture is not completed. Finally, disruptions to our business resulting from the pendency of the planned divestiture, including adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event that we fail to complete the planned divestiture.
The price of our ordinary shares may also fluctuate significantly based on announcements by Lexar Europe and other third parties or us regarding the divestiture or based on market perceptions of the likelihood of us satisfying the closing conditions related to the divestiture. Such announcements may lead to perceptions in the market that the divestiture may not be completed, which could cause our stock price to fluctuate or decline. If we do not complete the divestiture, the price of our ordinary shares may decline significantly from the current market price. Any of these events could materially adversely affect our business, results of operations and financial condition and could cause a decline in the price of our ordinary shares.
The separation and transition of our SMART Brazil business that would occur in connection with the planned divestiture may not occur in the expected timeframe or may involve unexpected costs or consequences, which could materially adversely affect our business, results of operations, financial condition and the price of our ordinary shares.
We have experienced and may continue to experience changes in our business in connection with the divestiture of our Brazil business. These changes may not occur in the expected timeframe or may involve unexpected costs or consequences, such as impacts to employee morale as a result of management turnover. Changes of this type can be disruptive, which may result in loss of focus that in turn may make execution on our business strategies more difficult. Further, we have made commitments to Lexar Europe to provide certain transition services which may also involve unexpected costs or consequences. If we do not succeed in these efforts, or if these efforts are more costly or time-consuming than expected, our business, results of operations and financial condition may be materially adversely affected, which could limit our ability to invest in and grow our business.
We may incur liabilities relating to additional Brazilian withholding tax in connection with the sale of our Brazil business.
In connection with the sale of a majority of our interest in SMART Brazil to Lexar Europe, Lexar Europe would be required to withhold (from the purchase price otherwise payable to us) Brazilian capital gains tax (Iposto de Renda na Fonte Sobre Ganho de Capital), with such tax being imposed on the excess of the purchase price over our tax basis in the SMART Brazil equity interests sold by us. The calculation of tax basis is based on our interpretation of current Brazilian law. We believe our interpretation and calculations are correct, but if the Brazilian tax authorities were to successfully challenge our determination of the amount of withholding tax due, we would be required to indemnify Lexar Europe in respect of any additional withholding taxes (together with any interest and penalties imposed). The amount of such additional withholding taxes and our liability in respect of such taxes could be substantial.
We may not achieve the intended benefits of the sale of our Brazil business.
We may not realize some or all of the anticipated benefits from the sale of our Brazil business. The resource constraints as a result of our focus on completing the transaction, which include the loss of employees, could have a continuing impact on the execution of our business strategy and our overall operating results. Further, our remaining employees may become concerned about the future of our remaining operations and lose focus or seek other employment.

The completion of the sale of our Brazil business could impair our ability to protect our trademarks and brand.
In connection with the sale of our SMART Brazil business, we will permit Lexar Europe and the divested businesses to use of the word “SMART” in combination with pre-approved words and logos in trademarks, domain names, logos and other source identifiers solely in Brazil (the “New Marks”). To prevent potential consumer confusion and protect our brands, and as a closing condition to the sale of our SMART Brazil business, we will enter into an agreement with Lexar Europe and the divested subsidiaries that includes a number of restrictions on Lexar Europe’s and the divested business’ use of the New Marks, including that: (i) the New Marks may not be used outside of Brazil or in connection with products that will be consumed or exported outside of Brazil, (ii) the New Marks may only be used in connection with certain business and products, (iii) the word “SMART” may not be used alone as a brand name or source identifier and (iv) the New Marks must comply with certain font, style, format and color restrictions to avoid similarity with our logos.
While we will have the foregoing contractual protections, there are no assurances (i) that Lexar Europe and the divested businesses will adhere to the contract or (ii) that customers or potential customers of our products and of Lexar Europe’s and its affiliates’ products will not have confusion as to source given the joint use of “SMART,” which could lead to dilution of our rights in our “SMART” marks and/or reputational harm. If disputes arise in the future with respect to the contractual restrictions, we may not be able to successfully resolve these types of conflicts to our satisfaction. The “SMART” brand is critical to our business and any consumer confusion, tarnishing or dilution of the “SMART” brand, may have a material impact on our business.
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
Our success is dependent, in part, upon protecting our intellectual property rights. We rely on a combination of trade secrets, trademarks, copyright, patents and other forms of intellectual property, contractual restrictions and confidentiality procedures to establish and protect our proprietary rights. Much of the intellectual property created in our Memory Solutions and IPS groups exists in the form of know-how and trade secrets. As such, few patents are sought or procured on products created in these business areas. The absence of patent protection for these products means that we cannot prevent our competitors from reverse-engineering, independently developing, or duplicating them, which could harm our competitive position, sales and results of operations.
We seek to protect our confidential proprietary information, in part, by confidentiality and non-disclosure agreements and invention assignment agreements with our employees, consultants, advisors, contractors and collaborators. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. In addition, our trade secrets, know-how and other proprietary information may be stolen, used in an unauthorized manner, or compromised through a direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors, through cyber intrusions into our computer systems, physical theft through corporate espionage or other means or through more indirect routes, including by our collaborators, licensees that do not honor the terms of the license, potential licensees that were ultimately not licensed or other parties reverse engineering our solutions. See also “Actual or perceived breaches of our security systems, or those of our customers, suppliers or business partners, could expose us to losses.” If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.
We also protect our intellectual property through patent protection, particularly in our LED Solutions group, but our patents do not cover all of our technologies, methods and systems and our competitors or others may design around our patented technologies. If any of our issued patents are found to be invalid or if any of our patent applications are rejected, our ability to exclude competitors from making, using, importing or selling the same or similar products as us could be compromised. Further, when we seek patent protection for a particular technology, there is no assurance that the applications we file will result in issued patents or that if patents do issue as a result that they will allow us to effectively block competitors creating competing technology.
We also rely on trademark registrations and have registered, or have applied to register, those trademarks that we believe are important to our business with the United States Patent and Trademark Office and in many foreign jurisdictions. We cannot assure that our applications will be approved or that these registrations will prevent imitation, counterfeiting or other infringement of our name or the infringement of our other intellectual property rights by others. Third parties may also oppose our trademark applications and registrations or otherwise challenge our use of the trademarks. Imitation, unauthorized use, or misuse of our name or trademarks in a manner that projects lesser quality or carries a negative connotation of our brand image or services could have a material adverse effect on our business, financial condition and results of operations. To assert control over the use of our trademarks, we rely on contractual protections with our customers and we implement quality control measures and monitoring techniques intended to protect our trademarks from unauthorized use or other misuse. However, no assurances can be given that those contracts will not be breached, and we cannot be certain that the actions we have taken to establish, police and protect our trademarks or our resources will be adequate to prevent or detect infringing use by others. If disputes arise in the future, we may not be able to successfully resolve these types of conflicts to our satisfaction.
In addition, because we conduct a substantial portion of our operations and sell a large percentage of our products outside the United States, our ability to protect our intellectual property may be constrained. The laws of certain countries in which we operate our business or sell products may not protect proprietary rights to the same extent or in the same ways as the laws in the United States. As such, we may not be able to effectively leverage or defend our intellectual property rights in foreign countries and markets due to applicable intellectual property laws and procedures, which could undermine our business interests. It is also possible that certain of our suppliers or other partners will either not protect or not respect our intellectual property rights, and that we may have difficulty enforcing our intellectual property rights while maintaining our business relationships with those partners. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights. Our inability to secure or enforce our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.
Legal proceedings and claims could have a material adverse effect on our business, results of operations or financial condition.
We are currently involved in, and may in the future be involved in, legal proceedings, claims or government investigations, including any identified under “Item 3. Legal Proceedings.” From time to time, third parties may assert claims against us alleging infringement of their intellectual property rights on technologies that are important to our business. In addition, litigation or other actions may be necessary to protect our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against third party claims of infringement and/or invalidity. The steps we take to prevent misappropriation, infringement or other violation of the intellectual property of others may not be successful. Litigation and other legal and administrative processes, whether as plaintiff, defendant or otherwise, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition, whether or not such litigation or other processes are ultimately determined in our favor. In the event of an adverse result in, or a settlement of, a litigation matter, we could be required to pay substantial damages or settlement amounts; cease the manufacture, use, import and sale of certain products or components; expend significant resources to develop or acquire rights to use non-infringing technology; and/or discontinue the use of certain processes or obtain licenses and pay one-time fees and/or on-going royalties to use the infringing or allegedly infringing technology. The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase our expenses.

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
Changes in tax laws or potential adjustments by tax authorities could materially increase our tax expense.
We are a multinational company subject to tax in multiple tax jurisdictions. Our future effective tax rates could be unfavorably affected by the resolution of issues arising from a variety of sources, including: tax audits with various tax authorities in the United States and abroad; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairments of goodwill in connection with acquisitions; changes in available tax credits; changes in tax laws or regulations or tax rates; changes in the interpretation or application of tax laws; increases or decreases in the amount of net sales or earnings in countries with particularly high or low statutory tax rates; changes in exemptions from taxes in certain jurisdictions or in connection with certain transactions; or changes in the valuation of our deferred tax assets and liabilities.
Taxable income in any jurisdiction is dependent in part upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. While we enjoy beneficial tax treatment in certain foreign jurisdictions, most notably Brazil and Malaysia, we are subject to meeting specific conditions in order to receive the beneficial treatment, and such beneficial treatment is subject to change. Further changes in tax laws could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development (“OECD”). For example, the OECD Pillar 2 initiative contemplates a 15% global minimum tax with respect to earnings in each separate country. EU member states are required to adopt the OECD Pillar 2 rules in 2023, some countries have already adopted and other non-U.S. countries are expected to follow suit. Under these rules, we may be required to pay a “top-up” tax to the extent that our effective tax rate in any given country is below 15%. The United States is not expected to pass Pillar 2 legislation in the near term, but the top-up tax can be collected by other countries. We are evaluating developments to determine whether Pillar 2 will materially impact our financial position in the future. Any material change in tax laws or policies, or their interpretation, resulting from BEPS, BEPS 2.0, or other legislative proposals or inquiries may offset the beneficial tax treatment in certain foreign jurisdictions, increase tax uncertainty and could have a material adverse effect on our provision for income taxes, business, results of operations and financial condition.
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
Our ability to use our tax attributes is limited.
As of August 25, 2023, we had U.S. federal and state net operating loss carryforwards of $32.1 million and $41.9 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2025 and the state net operating loss carryforwards will begin to expire in 2028. In addition, we have U.S. federal and state research and development credit carryforwards of $17.5 million and $5.4 million, respectively, and $2.1 million of foreign tax credit carryforwards. If not utilized, the federal research and foreign tax credits will begin to expire in 2032. If not utilized $2.0 million of state credits will begin to expire in 2029, while $3.4 million of state credits do not expire. In addition, we also have Section 163(j) interest expense carryforwards of $101.0 million from the acquisition of Stratus, which do not expire. Lastly, we had net operating loss carryforwards in Hong Kong of $18.6 million, which do not expire.

Federal and state carryforwards prior to fiscal 2018 are subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Further, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” (including groups of shareholders) that exceeds 50 percentage points (by value) over a rolling three-year period. Similar rules may apply under state tax laws. Our net operating loss, tax credit and Section 163(j) interest expense carryforwards are subject to limitations per Sections 382 and 383 of the Code. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of future transactions in our ordinary shares, some changes of which may be outside our control. As a result, our ability to use our pre-change net operating loss, tax credit and Section 163(j) interest expense carryforwards to offset post-change U.S. federal and state taxable income may be subject to additional limitations.
Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (“Tax Act”), as modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income in tax years beginning after December 31, 2020. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited, with the exception of carrybacks reinstated by the CARES Act. Net operating loss carryforwards generated before January 1, 2018 are not subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations.
We recently reversed the valuation allowance for a significant portion of our deferred tax assets, and we may not be able to realize these assets in the future. Our deferred tax assets may also be subject to additional valuation allowances, which could have a material adverse effect on our business, results of operations and financial condition.
Determining whether a valuation allowance for deferred tax assets is appropriate requires judgment and an evaluation of all positive and negative evidence. At each reporting period, we assess the need for, or the sufficiency of a valuation allowance against, deferred tax assets. During the fourth quarter of 2023, based on the weight of all the positive and negative evidence, we concluded that it was more likely than not that we will realize certain federal and state net deferred tax assets based on three significant pieces of positive evidence occurring during the year ended August 25, 2023: (1) achieving three-year cumulative earnings, (2) recent use of deferred tax assets including available tax attribute carryforwards and (3) forecasted growth and profitability. Therefore, we reversed the valuation allowance on those deferred tax assets during 2023.
Our conclusion that it is more likely than not that we will realize certain federal and state net deferred tax assets considers our estimate of future taxable income. Our estimate of future taxable income is based on internal projections which primarily consider historical performance, but also include various internal estimates and assumptions as well as certain external data. We believe all of these inputs to be reasonable, although inherently subject to judgment. If actual results differ significantly from these estimates of future taxable income, we may need to reestablish a valuation allowance for some or all of our deferred tax assets. Establishing an allowance on our net deferred tax assets could have a material adverse effect on our business, results of operations and financial condition.
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
We may be unable to complete environmental, social and governance (“ESG”) initiatives, in whole or in part, which could lead to less opportunity for us to have ESG investors and partners and could negatively impact our reputation or options for capital acquisition.
We are increasingly facing more stringent ESG standards, policies and expectations, and expect to continue to do so as a listed company with growing operations. While we may at times engage in voluntary initiatives and disclosures to improve our ESG profile or to respond to stakeholder expectations, such initiatives and disclosures may be costly and may not have the desired effect. Our management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may ultimately be unable to complete certain initiatives or reach certain targets or goals, either on the timelines initially announced or at all, due to technological, cost, or other constraints, which may be within or outside of our control. Moreover, our ESG actions or statements may be on based on expectations, assumptions, or third-party information that we currently believe to be reasonable, but which may subsequently be determined to be erroneous or be subject to misinterpretation. If we fail to, or are perceived to fail to, comply with certain ESG initiatives or reach our ESG targets or goals, we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital.
We also note that divergent views regarding ESG principles are emerging in the United States, and in particular, in U.S. state-level regulation and enforcement efforts. In the future, various U.S. regulators, state actors and other stakeholders may have views on ESG matters that are less favorable to our business or operations, or such stakeholders may seek to impose additional regulation and restrictions on us or our business. Any such events could have material adverse effects on our business, financial condition, results of operations, cash flow and prospects. We also expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. Increased regulation and increased stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks we face associated with environmental, social and regulatory matters. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Our worldwide operations, and those of our suppliers, business partners and customers, may be disrupted by events outside of our control, including the effects of climate change, natural disasters, man-made disasters or other events, as well as societal and governmental responses to such events.
Our operations in different parts of the world could be subject to natural disasters or severe weather conditions, including earthquakes in connection with climate change, or an accident that damages or otherwise adversely affects any of our operations, assets or infrastructure, or the operations, assets or infrastructure of one or more of our suppliers, business partners or customers. Earthquakes, monsoons, cyclones, droughts, extreme wind conditions, severe storms, heatwaves, wildfires and floods could damage our property and assets, require us to shut down operations or have either of those effects on third parties on whom we rely. For example, our U.S. headquarters in Milpitas, California, manufacturing and research and development facility in Newark, California and our Penguin Computing operations in Fremont, California are located near major earthquake fault lines. Our manufacturing facility in Penang, Malaysia is located in an area that is also prone to natural disasters, such as cyclones, monsoons and floods. In the event of a major earthquake, cyclone, monsoon or other natural or manmade disaster, we could experience business interruptions, destruction of facilities and/or loss of life, any of which could materially adversely affect our business. In addition, the outbreak of war, political unrest or terrorist activity, diseases, epidemics or pandemics in any of the locations in which we conduct business could severely disrupt our business or the business of our customers and suppliers, which could in turn materially adversely affect our business. Since a large percentage of our production is done in a small number of facilities, a disruption to operations could have a material adverse effect on our business, results of operations and financial condition.
Climate change may also contribute to various chronic changes in the physical environment, such as sea-level rise or changes in ambient temperature or precipitation patterns, which may also adversely impact our or our third-parties’

operations. While we may take various actions to mitigate our business risks associated with climate change and other natural and catastrophic events, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risk. For example, to the extent catastrophic events become more frequent, it may adversely impact the availability or cost of insurance.
Additionally, we may be subject to risks associated with societal efforts to mitigate or otherwise respond to climate change, including but not limited to increased regulations and evolving stakeholder expectations. Changing market dynamics, global and domestic policy developments, and the increasing frequency and impact of meteorological phenomena have the potential to disrupt our business, the business of our suppliers and/or customers, or otherwise adversely impact our business, financial condition, or results of operations.
Armed conflicts around the world, such as those in Ukraine and Israel, may exacerbate certain risks we face.
Armed conflicts around the world, such as those in Ukraine and Israel, as well as the global response to such conflicts, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. We have evaluated our operations, vendor contracts and customer arrangements, and at present we do not expect the hostilities to directly have a material and adverse effect on our financial condition or results of operations. However, if the hostilities persist, escalate or expand, risks we have identified in this report may be exacerbated. For example, if our supply or customer arrangements are disrupted due to sanctions or expanded sanctions, involvement of countries where we have operations or relationships or rising energy prices, our business could be materially disrupted. Further, the use of state-sponsored cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cybersecurity and data protection measures.
While the ongoing effects of the COVID-19 outbreak have stabilized, it remains unpredictable and could adversely affect our business, results of operations and financial condition.
While the ongoing effects of the COVID-19 outbreak have stabilized, COVID-19 has resulted in substantial loss of life, economic disruption and government intervention worldwide. As a result, we have experienced fluctuating sales volumes of certain product lines since early calendar 2020. It also disrupted our product development, marketing and corporate development activities. We are unable to accurately predict the full impact that COVID-19 will continue to have. For example, such reduced sales volumes may continue or worsen and we may, among other issues, experience, in any or all product lines, delays in product development, a decreased ability to support our customers, disruptions in sales and manufacturing activities and overall reduced productivity, each of which could have a negative impact on our ability to meet customer commitments and on our revenue and profitability. While initially we did not experience a major disruption in our supply chain as a result of COVID-19, we cannot guarantee that such downstream effects will not impact us in the future. There can be no assurance that negative impacts resulting from the wide-ranging effects of COVID-19 will be offset by increased sales in subsequent periods.
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
Sales outside of the United States accounted for 39%, 49% and 43% of our net sales in 2023, 2022 and 2021, respectively. In addition, a significant portion of our product design and manufacturing is performed at our facilities in Brazil, Malaysia and China, and a significant amount of our product design activities are performed in Taiwan and India. As a result, our business is and will continue to be subject to the risks generally associated with international business operations in Brazil, Malaysia, China, Taiwan, India and other foreign countries, including:
•compliance with numerous changing, and sometimes conflicting legal regimes on matters as diverse as tax, anticorruption, import/export controls and quotas, local manufacturing requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy, employment regulations and labor relations, and labor and human rights laws and expectations;
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
A significant portion of our sales and operations is focused on Brazil. Sales to customers in Brazil accounted for 12%, 23% and 30% of our consolidated net sales (including discontinued operations) in 2023, 2022 and 2021, respectively. Demand for our products in Brazil is dependent upon, among other things, demand in the markets served by our customers, including the Brazil computing and mobile markets. From time to time, the markets served by our Brazil customers have experienced significant downturns, often in connection with political unrest or in connection with, or in anticipation of, declines in general economic conditions. A decline or significant shortfall in demand in any of the markets that we serve could have a significant negative impact on the demand for our products. In addition, a prolonged economic downturn in Brazil, even absent a worldwide economic downturn, may lead to higher interest rates or significant changes in currency exchange rates, the rate of inflation in Brazil or an inability of our Brazil customers and suppliers to access capital on acceptable terms. Our customers and suppliers in Brazil could experience cash flow problems, credit defaults or other financial hardships.
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
The Brazilian government has adopted economic policies intended to foster innovation and investment in local production, stimulate job growth, provide stimulus to exports and incentivize manufacturers in various industries. Through our Brazil subsidiaries, we participate in three incentive programs (the “Brazil Incentive Programs”). Two such programs incentivize the manufacture and sale of certain information technology and consumer electronics products within Brazil: (1) Lei da Informática – Processo Produtivo Básico (aka Informatics Law – Basic Productive Process Program) (“PPB/IT Program”) and (2) Programa de Apoio ao Desenvolvimento Tecnológico da Indústria de Semicondutores (aka Program of Support of the Development of the Semiconductor Industry) (“PADIS”).
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
We are subject to changes in tax laws, treaties and regulations or the interpretation or enforcement thereof in the Cayman Islands, United States, Brazil, Malaysia, Ireland and other jurisdictions in which we or any of our subsidiaries operate or are resident. We have structured our operations in a manner designed to maximize our benefit from various government incentives and/or tax holidays extended to manufacturers in Brazil and Malaysia to encourage investment and employment, and to minimize our tax liability in other jurisdictions such as the United States to the extent permitted by law. Our interpretations and conclusions regarding these tax incentives are not binding on any taxing authority. Additionally, we have been in the past and may in the future be subject to tax assessments by the relevant authorities in the jurisdictions in which we operate and we have been in the past and may in the future be involved in legal disputes with regulatory or governmental authorities relating to these assessments. If our assumptions about, or interpretation or implementation of, tax and other laws are incorrect; if tax laws or regulations are substantially modified or rescinded; if the tax incentives from which we benefit in the jurisdictions in which we operate, including the PPB/IT Program, PADIS and Lei do Bem in Brazil, are

substantially modified or rescinded; if we fail to meet the conditions of any of the tax incentives; or if we do not prevail in disputes with tax authorities, we could suffer material adverse tax and other financial consequences including owing significant amounts of taxes and penalties that would increase our expenses, reduce our profitability and adversely affect our cash flows, results of operations and financial condition.
Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.
Our international sales and our operations in foreign countries expose us to certain risks associated with fluctuating currency values and exchange rates. Because some of our sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Brazilian real, Malaysian ringgit, Japanese yen, Euro, British pound, South Korean won, New Taiwan dollar, Hong Kong dollar, Indian rupee and South African rand have had and may in the future have an effect on our liquidity and operating results. Gains and losses on the conversion to U.S. dollars of the associated monetary assets and liabilities, as well as profits and losses incurred in certain countries, may contribute to fluctuations in the value of our assets and our results of operations. We also have costs and expenses that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs that could have a significant negative impact on our results of operations. In addition, fluctuating values between the U.S. dollar and other currencies can result in currency gains which are used in the computation of foreign taxes and can increase foreign taxable income.
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
High rates of inflation in the future would materially adversely affect our business, results of operations and financial condition.
In the past, Brazil has experienced extremely high rates of inflation, and in the future, we may experience substantial inflation or deflation in Brazil or elsewhere. Inflation and some of the measures taken by governments in response to inflation can have significant negative effects on the economy generally. If Brazil or other countries where we operate experience substantial inflation or deflation in the future, our business may be materially adversely affected. In addition, we may not be able to adjust the prices we charge our customers to offset the impact of inflation on our expenses, leading to an increase in our expenses and a reduction in our net operating margin. This could have a material adverse impact on our business, results of operations and financial condition.
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
We have a significant amount of debt outstanding as of August 25, 2023, including the debt described in “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.” Our indebtedness may have important consequences, including, but not limited to, the following:
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
•increasing our exposure to rising interest rates from variable rate indebtedness;
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
Our ability to make scheduled payments on, to refinance or to pay off our debt obligations when due depends on the financial condition and operating performance of our business. This, to a certain extent, is subject to prevailing economic and competitive conditions, including general conditions prevailing in the financial markets and global economy, and to certain financial, business, regulatory and other factors beyond our control, including the risks described herein. Our business may not generate sufficient cash flows from operations, and future borrowings may not be available to us under our debt arrangements, including our Amended Credit Agreement (as defined below), in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. In addition, certain of our debt is subject to terms that may require the use of significant cash in the future under certain circumstances. For example, holders of the 2.25% Convertible Senior Notes due 2026 (“2026 Notes”) and 2.00% Convertible Senior Notes due 2029 (“2029 Notes” and, together with the 2026 Notes, the “Convertible Notes”), may, subject to a limited exception, require us to repurchase their Convertible Notes following a “fundamental change,” as described in more detail in “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes.” In addition, all conversions of the Convertible Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay the cash amounts due upon conversion. Applicable law, regulatory authorities and the agreements governing our other indebtedness, including our Amended Credit Agreement, may restrict our ability to repurchase the Convertible Notes or pay the cash amounts due upon conversion. Our failure to repurchase the Convertible Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.
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
We and certain of our subsidiaries are party to credit agreements, as described in more detail in “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.” These or future credit agreements may contain restrictive covenants that limit our ability to engage in specified transactions and prohibit us from voluntarily prepaying certain of our other indebtedness. For instance, the covenants in our Amended Credit Agreement limit the ability of the applicable loan subsidiaries to, among other things:
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

Provisions in the Convertible Notes and their respective Indentures could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Convertible Notes and their respective Indentures could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change”, then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the Indenture), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and their respective Indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us, including in a transaction that noteholders or holders of our ordinary shares may view as favorable.
Our capped call transactions may affect the value of our publicly traded debt and ordinary shares.
In connection with the pricing of the Convertible Notes, we entered into privately negotiated capped call transactions (“Capped Calls”), with certain financial institutions. The Capped Calls are expected generally to reduce the potential dilution to our ordinary shares upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Calls, the Capped Call counterparties or their respective affiliates likely purchased our ordinary shares concurrently with the pricing of the Convertible Notes. In addition, the Capped Call counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our ordinary shares and/or purchasing or selling our ordinary shares or other securities of ours in secondary market transactions and prior to the maturity of the Convertible Notes (and are likely to do so during any Observation Period (as defined in the Indenture) related to a conversion of Convertible Notes). This activity could cause or avoid an increase or a decrease in the market price of our ordinary shares or the Convertible Notes.
The potential effect, if any, of these transactions and activities on the trading price of our ordinary shares or the 2026 Notes will depend in part on market conditions. Any of these activities could adversely affect the trading price of our ordinary shares or the Convertible Notes.
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
The market price of the securities of technology companies can be especially volatile. Broad market and industry factors may adversely affect the market price of our ordinary shares regardless of our actual operating performance. The market price of our ordinary shares has been in the past and could be in the future subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control, including those risks described herein as well as:
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to business acquisitions; income taxes; inventory valuation; impairment of long-lived assets,; goodwill and identified intangible assets and revenue recognition. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares.

Future sales of our ordinary shares in the public market, or the perception that these sales may occur, could cause our share price to fall.
Sales of substantial amounts of our ordinary shares in the public market, including sales of our ordinary shares by our directors or officers, or sales by us or our affiliates pursuant to one or more effective registration statements, or otherwise, or the perception that these sales may occur, could cause the market price of our ordinary shares to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our amended and restated memorandum and articles of association, we are authorized to issue up to 200 million ordinary shares, of which 51.9 million ordinary shares were outstanding as of August 25, 2023.
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
Our amended and restated memorandum and articles of association includes provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change of control transactions. These provisions include, among other things:
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
•recent and potential bank failures;
•inflation; and
•changes to tax and regulatory policies.
If demand for our products decreases, our manufacturing or assembly and test capacity could be underutilized, and we may be required to record an impairment on our long-lived assets, including facilities and equipment, as well as intangible assets, which would increase our expenses. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write-off inventory or record underutilization charges, which would have a negative impact on our profitability. If product demand increases more or faster than anticipated, we may not be able to add manufacturing or assembly and test capacity fast enough to meet market demand. These changes in demand for our products, and changes in our customers’ product needs, could have a variety of negative effects on our competitive position and our financial results, and in certain cases, may reduce our net sales, increase our costs, lower our profit margins or require us to recognize impairments of our assets. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
We and others are subject to a variety of laws, regulations, or industry standards that may have a material adverse effect on our business, results of operations or financial condition.
Our business is subject to regulation by various U.S. federal and state governmental agencies. Such regulation includes, without limitation, the radio frequency emission regulatory activities of the Federal Communications Commission, the antitrust regulatory activities of the Federal Trade Commission (the “FTC”) and the Department of Justice, the consumer protection laws of the FTC, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Products Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission, the export control regulatory activities of the Department of State and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to similar, and in some cases additional, regulation in other countries where we conduct business, including import and export laws and foreign currency control. In certain jurisdictions, such regulatory requirements may be more stringent and complex than in the United States. We are also subject to a variety of U.S. federal and state employment and labor laws and regulations, including, without limitation, the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Restructuring Notification Act and other regulations related to working conditions, wage-hour pay, overtime pay, employee benefits, anti-discrimination and termination of employment.
Like other companies operating or selling internationally, we face risks of non-compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other laws which generally prohibit direct and indirect improper payments to foreign government officials and political parties for the purpose of securing an unfair business advantage. In addition, because we have operations and suppliers in China and adjacent jurisdictions, we have exposure and risks associated with the Uyghur Forced Labor Prevention Act (“UFLPA”) and other global laws against forced labor. The UFLPA prohibits the importation of articles, merchandise, apparel and goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (Xinjiang) of the People’s Republic of China (PRC), or by entities identified by the U.S. government on the UFLPA Entity List. Forced labor concerns have rapidly become a global area of interest and is a topic that will likely be subject to new regulations in the markets we operate within. If we fail to comply with these laws and regulations, the company may be subject to detention, seizure and exclusion of imports, as well as penalties, costs and restrictions on export and import privileges that could have an adverse effect on our business, financial condition and operating results.

We are also subject to similar or even more restrictive anticorruption laws imposed by the governments of other countries where we do business, such as laws that prohibit commercial bribery, including the UK Bribery Act, the Malaysian Anticorruption Act and the Brazil Clean Company Act. We make sales, are subject to government regulation and operate in countries known to present heightened risks of public corruption. Although we have implemented policies and controls to mitigate risks of non-compliance, our business activities create the risk of unauthorized conduct by one or more of our employees, consultants, customs brokers, freight forwarders, third party representatives or distributors that could be in violation of various laws including the FCPA or similar local regulations. In addition, we may be held liable for actions taken by such parties even if such parties themselves are not subject to the FCPA or similar laws. Investigations into allegations of such misconduct can be costly, and any determination that we have violated the FCPA or similar laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities that could have a material adverse effect on our business, results of operations and financial condition.
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
Armed conflicts around the world, including those in Ukraine and Israel, could have an impact on our sales, our supply chain and our ability to deliver products to our customers. Political and economic instability in some regions of the world could also have a negative impact on our business. More generally, various events could cause consumer confidence and spending to decrease, or could result in increased economic or financial volatility, any of which could result in a decrease in demand for our products.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

Ballycoolin, Ireland
Stratus Manufacturing Site
Maynard, MA, U.S.
Stratus Headquarters and Lab
Milpitas, CA, U.S.
SGH Headquarters
Newark, CA, U.S.
SMART Modular Headquarters and Manufacturing Site
Fremont, CA, U.S.
Penguin Solutions Headquarters and Manufacturing Site
Durham, NC, U.S.
Cree LED Headquarters and R&D Site
Tempe, AZ, U.S.
Penguin Edge Integration Site
Manaus, Brazil
SMART Modular Manufacturing Site
Atibaia, Brazil
SMART Modular Manufacturing Site
Huizhou, China
Cree LED Manufacturing Site
Penang, Malaysia
Manufacturing Site

Our U.S. headquarters are located in Milpitas, California. We own or lease various facilities described below for our design, manufacture, research and development and sales and marketing activities. We believe that our existing facilities are suitable and adequate for our present purposes. The following is a summary of our principal facilities as of August 25, 2023.

Location	Size (1)	Leased or Owned	Lease Expiration	Logistics Services	Manufacturing	Procurement	R&D	Sales	Supply Chain Services
Atibaia, Brazil	72	Leased	Jun 2032		X	X
	31	Leased	Oct 2027		X		X	X
Durham, NC	102	Leased	May 2038			X	X	X
Fremont, CA	44	Leased	Jul 2030		X	X		X
	42	Leased	Dec 2030		X		X	X
Huizhou, China (2)	824	Owned	N/A		X	X	X
Huntington Beach, CA	58	Leased	Jan 2025	X
Manaus, Brazil	40	Leased	Dec 2030		X		X	X
Maynard, MA	102	Leased	Aug 2026			X	X	X
Milpitas, CA	21	Leased	Sep 2031
Newark, CA	79	Leased	Oct 2031		X	X	X	X	X
	30	Leased	Feb 2024						X
Penang, Malaysia (3)	87	Owned	N/A		X	X	X	X	X
	26	Leased	Mar 2026			X			X
	26	Leased	Sep 2024			X
Tempe, AZ	50	Leased	Dec 2024				X	X
(1)Stated in thousands of square feet.
(2)Our Huizhou, China facility is situated on leased land with a term expiring in 2082 and includes 333 thousand square feet of dormitory space.
(3)Our Penang, Malaysia facility is situated on leased land with a term expiring in 2070.
In addition to the principal facilities in the table above, we lease additional facilities in the United States, China, Hong Kong, India, Ireland, Japan, Scotland, Singapore, South Korea and Taiwan. After the closing of the SMART Brazil divestiture, we will no longer have facilities in Brazil.
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
Holders of Record
As of October 9, 2023 there were 45 registered holders of record of our ordinary shares (not including beneficial holders of our ordinary shares held in street name by brokers and other institutions on behalf of shareholders).
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
Issuer Purchases of Equity Securities
Common Stock Repurchase Authorization
On April 5, 2022, we announced that our Board of Directors approved a $75 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by our Board of Directors at any time. As of August 25, 2023, the remaining dollar value of shares that may be repurchased under this authorization was $16.6 million. No shares were repurchased during the fourth quarter of 2023.
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
The following graph illustrates a comparison of cumulative total returns for our ordinary shares, the Nasdaq Composite Index, the Russell 2000 Index and the Nasdaq Electronic Components Index from August 31, 2018 through August 31, 2023. We operate on a 52- or 53-week fiscal year, which ends on the last Friday in August. As a result, the last day of our fiscal year varies. For consistent presentation and comparison to the industry indices shown herein, we have calculated our share performance graph as of August 31 for each year.

Note: Management cautions that the share price performance information shown in the graph above may not be indicative of current share price levels or future share price performance.
The share performance graph assumes $100 was invested in our ordinary shares and in the other indices on August 31, 2018. Any dividends paid during the period presented were assumed to be reinvested. The performance was plotted using the following data:

	August 31, 2018	August 31, 2019	August 31, 2020	August 31, 2021	August 31, 2022	August 31, 2023
SMART Global Holdings, Inc.	$100	$86	$76	$147	$111	$157
Nasdaq Composite Index	$100	$99	$148	$193	$151	$181
Russell 2000 Index	$100	$87	$92	$136	$112	$117
Nasdaq Electronic Components Index	$100	$95	$107	$154	$136	$155
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes for the year ended August 25, 2023. This discussion contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements.”
Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2023, 2022 and 2021 each contained 52 weeks. All period references are to our fiscal periods unless otherwise indicated. All financial information for our subsidiaries in Brazil is included in our consolidated financial statements on a one-month lag because their fiscal years end on July 31 of each year. All tabular amounts are in thousands.
Overview
For an overview of our business, see “PART I – Item 1. Business.”
Acquisition of Stratus Technologies
On August 29, 2022, we completed the acquisition of Storm Private Holdings I Ltd., a Cayman Islands exempted company (“Stratus Holding Company” and together with its subsidiaries, “Stratus Technologies”). At the closing, SGH paid a cash purchase price of $225 million, subject to certain adjustments. In addition, the seller has the right to receive, and SGH is obligated to pay, contingent consideration of up to $50 million (the “Stratus Earnout”) based on the gross profit performance of the Stratus business during the first full 12 fiscal months of Stratus following the closing of the acquisition. The Stratus Earnout is payable in cash, ordinary shares of SGH, or a mix of cash and SGH Shares, at SGH’s election. On June 28, 2023, we provided notice to the Stratus Seller of our election to settle the Stratus Earnout in cash. As of August 25, 2023, current liabilities include $50.0 million for the amount payable for the Stratus Earnout.
Stratus is a global leader in simplified, protected and autonomous computing platforms and services in the data center and at the Edge. For more than 40 years, Stratus has provided high-availability, fault-tolerant computing to Fortune 500 companies and small-to-medium sized businesses enabling them to securely and remotely run critical applications with minimal downtime. Stratus operates as part of SGH’s IPS segment.
See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Business Acquisitions – Stratus Technologies.”
Divestiture of SMART Brazil
On June 13, 2023, we entered into an agreement to sell an 81% interest in SMART Modular Technologies Brasil – Indústria e Comercio de Componentes Ltda. (“SMART Brazil”) to Lexar Europe B.V., an affiliate of Shenzhen Longsys Electronics Co. Ltd. for approximately $205 million. The transaction is expected to close at the end of calendar year 2023 or beginning of calendar year 2024, subject to required regulatory approvals and satisfaction of customary closing conditions.
SMART Brazil operates as a stand-alone business which assembles and tests modules for electronics manufacturers that sell devices to Brazilian consumers. In line with our strategic priorities, the majority divestiture of our standards-based, commodity module business in Brazil will enable us to focus on our strategy of delivering high-performance, high availability solutions to our enterprise customers. This transaction also strengthens our financial position, enabling us to increase our strategic investments into domestic research and development and U.S.-based production of advanced technologies.
Presentation of SMART Brazil as Discontinued Operations: In accordance with authoritative guidance under U.S. GAAP, we concluded that our SMART Brazil operations met held-for-sale and discontinued operations accounting criteria as of the end of fiscal year 2023. Accordingly, we have presented the balance sheets, results of operations and cash flows of SMART Brazil operations in this Annual Report on Form 10-K, including in the accompanying consolidated financial statements and notes, as discontinued operations for all periods presented. Our SMART Brazil operations were previously reported as part of our Memory Solutions segment. Unless otherwise noted, discussion within this Annual Report on Form 10-K relates solely to our continuing operations and excludes our SMART Brazil operations.

See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
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
Disruptions in Our Supply Chain May Adversely Affect Our Businesses. We depend on third-party suppliers for key components of our products, such as commodity DRAM components from offshore foundries that we use in our specialty memory products and third-party wafers that we use in our memory and LED businesses. We have adopted this “Fab-Light” business model to reduce our capital expenditures and operating expenses, while affording greater flexibility in adapting to shifts in demand and other market trends. Our Fab-Light business model has contributed significantly to margin expansion in our overall business. However, our reliance on third-party manufacturers exposes us to risk of supply chain disruption and lost business. For example, the current global semiconductor shortage has adversely affected our operating results. In addition, the recent high demand for, and limited supply of, AI components globally, is affecting our sourcing of these components. If such disruptions worsen or are prolonged, or if there is meaningful disruption in our supply arrangement with any of our third-party suppliers, our operating results and financial condition could be adversely affected.

Results of Operations

Year ended	August 25, 2023	% of net sales (1)	August 26, 2022	% of net sales (1)	August 27, 2021	% of net sales (1)
Net sales:
Memory Solutions	$443,264	30.8%	$551,705	39.5%	$486,205	46.1%
Intelligent Platform Solutions	749,708	52.0%	440,986	31.6%	344,757	32.7%
LED Solutions	248,278	17.2%	403,185	28.9%	224,567	21.3%
Total net sales	1,441,250	100.0%	1,395,876	100.0%	1,055,529	100.0%
Cost of sales	1,026,079	71.2%	1,004,831	72.0%	817,556	77.5%
Gross profit	415,171	28.8%	391,045	28.0%	237,973	22.5%

Operating expenses:
Research and development	90,565	6.3%	77,472	5.6%	59,933	5.7%
Selling, general and administrative	260,722	18.1%	204,839	14.7%	158,174	15.0%
Impairment of goodwill	19,092	1.3%	—	—%	—	—%
Change in fair value of contingent consideration	29,000	2.0%	41,324	3.0%	32,400	3.1%
Other operating (income) expense	7,047	0.5%	234	—%	3,172	0.3%
Total operating expenses	406,426	28.2%	323,869	23.2%	253,679	24.0%
Operating income (loss)	8,745	0.6%	67,176	4.8%	(15,706)	3.7%

Non-operating (income) expense:
Interest expense, net	36,421	2.5%	24,345	1.7%	17,141	1.6%
Other non-operating (income) expense	11,837	0.8%	350	—%	(582)	(0.1)%
Total non-operating (income) expense	48,258	3.3%	24,695	1.8%	16,559	1.6%
Income (loss) before taxes	(39,513)	(2.7)%	42,481	3.0%	(32,265)	(3.1)%

Income tax provision (benefit)	(49,203)	(3.4)%	18,074	1.3%	9,689	0.9%
Net income (loss) from continuing operations	9,690	0.7%	24,407	1.7%	(41,954)	(4.0)%
Net income (loss) from discontinued operations	(195,384)	(13.6)%	44,185	3.2%	64,460	6.1%
Net income (loss)	(185,694)	(12.9)%	68,592	4.9%	22,506	2.1%
Net income attributable to noncontrolling interest	1,832	0.1%	2,035	0.1%	1,196	0.1%
Net income (loss) attributable to SGH	$(187,526)	(13.0)%	$66,557	4.8%	$21,310	2.0%
(1)Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales increased by $45.4 million, or 3.3%, in 2023 compared to the prior year, due to strong performance in our IPS business, partially offset by weakness in both our Memory and LED Solutions businesses. IPS net sales increased by $308.7 million, or 70.0%, primarily due to $172.7 million of revenue from our Stratus acquisition in August 2022, as well as higher volumes of sales in our Penguin Computing business. LED Solutions net sales decreased by $154.9 million, or 38.4%, primarily due to continued demand challenges in China. Memory Solutions sales decreased by $108.4 million, or 19.7%, primarily due to lower sales volume and pricing of DRAM products.
Net sales increased by $340.3 million, or 32.2%, in 2022 compared to the prior year, due to an increase of $178.6 million of revenue from our acquisition of the LED Business in March 2021 and to strong performance in our IPS and Memory Solutions businesses. IPS net sales increased by $96.2 million, or 27.9%, primarily due to higher volumes of sales in our Penguin Computing business. Memory Solutions sales increased by $65.5 million, or 13.5%, primarily due to a higher sales volume of DRAM products.
Cost of sales increased by $21.2 million, or 2.1%, in 2023 and by $187.3 million, or 22.9%, in 2022 compared to the prior respective years, primarily due to our acquisition of the Stratus Business and from higher costs of materials and production costs due to higher sales for our IPS segment.
Gross margin increased to 28.8% in 2023 compared to 28.0% in 2022 primarily due to inclusion of higher margin Stratus products, as well as process and efficiency improvements in the Memory Solutions and IPS segments compared to the prior year. Gross margin increased to 28.0% in 2022, compared to 22.5% in 2021 primarily due to the inclusion of higher margin LED Solutions products.

Non-GAAP Measure of Segment Operating Income
Below is a table of our operating income, measured on a non-GAAP basis, which SGH management uses to supplement SGH’s financial results under GAAP to analyze its operations and make decisions as to future operational plans and believes that this supplemental non-GAAP information is useful to investors in analyzing and assessing the company’s past and future operating performance. These non-GAAP measures exclude certain items, such as share-based compensation expense, amortization of acquisition-related intangible assets (consisting of amortization of developed technology, customer relationships, trademarks/trade names and backlog acquired in connection with business combinations), acquisition-related inventory adjustments, acquisition-related expenses, restructure charges and integration expenses, changes in the fair value of contingent consideration and other infrequent or unusual items. While amortization of acquisition-related intangible assets is excluded, the revenues from acquired companies is reflected in our non-GAAP measures and these intangible assets contribute to revenue generation. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment and Other Information.”
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

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
GAAP operating income (loss)	$8,745	$67,176	$(15,706)
Share-based compensation expense	39,228	37,284	30,961
Amortization of acquisition-related intangibles	44,601	23,729	20,255
Flow-through of inventory step up	2,599	—	7,090
Cost of sales-related restructure	6,813	—	—
Acquisition and integration expenses	20,869	7,090	5,314
Impairment of goodwill	19,092	—	—
Change in fair value of contingent consideration	29,000	41,324	32,400
Restructure charge	7,047	234	3,172
Other	1,800	624	(2)
Non-GAAP operating income	$179,794	$177,461	$83,484

Non-GAAP operating income by segment:
Memory Solutions	$73,639	$78,869	$19,530
Intelligent Platform Solutions	110,975	49,450	29,658
LED Solutions	(4,820)	49,142	34,296
Total non-GAAP operating income by segment	$179,794	$177,461	$83,484
Memory Solutions operating income decreased by $5.2 million, or 6.6%, in 2023 compared to the prior year primarily due to lower sales, partially offset by a favorable product mix and lower personnel-related costs driven in part by cost containment actions. Memory Solutions operating income increased by $59.3 million, or 303.8%, in 2022 compared to the prior year primarily due to strong revenue growth and gross margin improvement driven by a favorable product mix, as well as lower personnel-related costs.
IPS operating income increased by $61.5 million, or 124.4%, in 2023 compared to the prior year primarily due to higher sales mainly due to the Stratus acquisition and gross margin expansion, partially offset by higher operating expenses due to the Stratus acquisition as well as personnel-related expenses due in part to increased headcount to support the revenue growth. IPS operating income increased by $19.8 million, or 66.7%, in 2022 compared to the prior year primarily due to strong revenue growth from Penguin Computing and gross margin improvement, partially offset by higher operating expenses mainly driven by personnel-related expenses due to increased headcount to support the revenue growth.
LED Solutions operating income decreased by $54.0 million, or 109.8%, in 2023 compared to the prior year primarily due to lower sales from demand challenges in China, partially offset by lower personnel-related costs driven in part by cost reduction actions. LED Solutions operating income increased by $14.8 million, or 43.3%, in 2022 compared to the prior year as 2022 included a full year of operations compared to half a year in 2021.

Operating and Non-operating (Income) Expense
Research and Development
Research and development expense increased by $13.1 million, or 16.9%, in 2023 compared to the prior year, primarily due to additional costs from the Stratus acquisition, offset by lower personnel-related expenses mainly driven by bonus and headcount reductions.
Research and development expense increased by $17.5 million, or 29.3%, in 2022 compared to the prior year, primarily due to additional costs from the acquisition of the LED Business, which had a full year of operations compared to a half a year in 2021, as well as higher personnel-related expenses and depreciation.
Selling, General and Administrative
Selling, general and administrative expense increased by $55.9 million, or 27.3%, in 2023 compared to the prior year, primarily due to additional costs from the Stratus acquisition as well as higher acquisition and integration expenses, partially offset by lower personnel-related expenses driven by bonus and headcount reductions.
Selling, general and administrative expense increased by $46.7 million, or 29.5%, in 2022 compared to the prior year, primarily due to additional costs from the acquisition of the LED Business which had a full year of operations compared to a half a year in 2021, as well as higher personnel-related expenses, professional services and acquisition expenses.
Impairment of Goodwill
During the second quarter of 2023, we initiated a plan pursuant to which we intend to wind down manufacturing and discontinue the sale of certain legacy products offered through our Penguin Edge business by approximately the end of calendar 2024. We recorded impairment charges of $17.6 million and $1.5 million in the second and fourth quarters of 2023, respectively, to impair the carrying value of Penguin Edge goodwill. We currently anticipate that the remaining goodwill of the Penguin Edge reporting unit of $16.1 million as of August 25, 2023 may become further impaired in future periods. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Intangible Assets and Goodwill – Impairment of Penguin Edge Goodwill.”
Change in Fair Value of Contingent Consideration
Our acquisitions of Stratus Technologies in the first quarter of 2023 and our LED Business in the third quarter of 2021 each included contingent consideration. We estimate the fair value of the contingent consideration as of the date of acquisition and subsequently recognize changes in the fair value in results of operations. During 2023, we recorded charges of $29.0 million to adjust the fair value of the contingent consideration from our Stratus acquisition. During 2022 and the second half of 2021, we recorded charges of $41.3 million and $32.4 million, respectively, to adjust the value of the contingent consideration from our LED acquisition. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Business Acquisitions.”
Other Operating (Income) Expense
Other operating expense in 2023 included restructure charges of $7.0 million primarily for employee severance costs and other benefits resulting from workforce reductions, the elimination of certain projects across our businesses and other costs associated with the wind down of our Penguin Edge business. We anticipate that such activities will continue into future quarters and anticipate recording additional restructure charges.
Other Non-operating (Income) Expense
Other non-operating (income) expense in 2023 included losses of $15.9 million from the extinguishment of debt, partially offset by net gains of $3.0 million from the disposition of assets.
Income Tax Provision (Benefit)
Our provision for income taxes decreased by $67.3 million in 2023, or 372.2%, compared to the prior year primarily due to the tax benefit on the release of the U.S. federal and state valuation allowance in 2023 partially offset by tax addbacks for nondeductible goodwill impairment in 2023 and additional uncertain tax positions recorded in 2023. Our provision for income taxes increased by $8.4 million in 2022, or 86.5%, compared to the prior year primarily due to higher income in non-

U.S. jurisdictions subject to tax and nondeductible expenses, partially offset by recording less valuation allowance expense in 2022 due to more income in the U.S. jurisdiction.
In 2023, our tax benefit of $49.2 million and effective tax rate of 124.5% was different from the U.S. statutory tax rate primarily due to a release of the U.S. federal and state valuation allowance. The effective tax rate benefit from the valuation allowance release was offset with detriments associated with losses generated in jurisdictions with rates lower than the U.S. statutory tax rate, increases in reserves for uncertain tax provisions, foreign withholding taxes and goodwill impairment for financial reporting purposes with no tax basis.
In 2022, our tax expense of $18.1 million and effective tax rate of 42.5% was different from the U.S. statutory tax rate primarily due to losses generated in jurisdictions with rates lower than the U.S. statutory tax rate, nondeductible expenses and additional valuation allowance recorded against U.S. federal and state deferred tax assets.
In 2021, our tax expense of $9.7 million and effective tax rate of (30.0)% was different from the U.S. statutory tax rate primarily due to losses generated in jurisdictions with rates lower than the U.S. statutory tax rate and additional valuation allowance recorded against US federal and state deferred tax assets.
We have operations in Malaysia, where we have tax incentive arrangements for our pioneer status activities and our global supply chain operations. The statutory tax rate for Malaysia is 24%. These Malaysia arrangements are scheduled to expire in August 2028 and are subject to certain conditions, for which we have complied in 2023, 2022 and 2021. In general, these future tax holidays will have tax rates greater than our prior approved tax holidays, and therefore we expect that our effective income tax rate in the future may be higher depending on a combination of our overall and jurisdictional profitability. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Income Taxes.”
Net Income (Loss) From Discontinued Operations
As discussed above, we have presented the results of our SMART Brazil activities as discontinued operations in our consolidated statements of operations for all periods presented.
As of August 25, 2023, our SMART Brazil operations were classified as held for sale. Accordingly, we evaluated the carrying value of the net assets of our SMART Brazil operations (including $206.3 million recognized within shareholder’s equity related to the cumulative translation adjustment from our SMART Brazil operations), estimated costs to sell and expected proceeds and concluded the net assets were impaired. As a result, we recognized an impairment charge of $153.0 million in 2023 to write down the carrying value of the net assets of our SMART Brazil operations. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Liquidity and Capital Resources
As of August 25, 2023, we had cash, cash equivalents and short-term investments of $390.8 million, of which $82.5 million was held outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements as described below, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding capacity of our operations, expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents consist of funds held in demand deposit accounts and money market funds. We do not acquire investments for trading or speculative purposes.
We expect that our existing cash and cash equivalents, short-term investment, borrowings available under our credit facilities and cash generated by operating activities will be sufficient to fund our operations for at least the next twelve months. We may from time to time seek additional equity or debt financing. Any future equity financing may be dilutive to our existing investors, and any future debt financing may include debt service requirements and financial and other restrictive covenants that may constrain our operations and growth strategies. In the event that we seek additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
The transaction to sell an 81% interest in SMART Brazil is expected to close at the end of calendar 2023 or early 2024. Upon completion of the transaction, the purchaser will pay to us (i) an up front cash payment of $137.7 million on a cash-free, debt-free basis and subject to certain customary adjustments as set forth in the purchase agreement and (ii) a deferred cash purchase price of $28.4 million eighteen months following the closing. We expect to use the proceeds from the sale for general corporate purposes.
Credit Facility
On August 29, 2022, we amended our credit facility and borrowed an additional $300 million, which amount was added to our existing term loan. The incremental term loans are on the same terms as the term loans incurred under the original credit agreement. In addition, we amended certain covenants under the amended credit agreement. In the first quarter of 2023, we applied a portion of the proceeds of the incremental term loans to (i) finance a portion of the purchase price of the acquisition of Stratus Technologies and (ii) pay in full the $101.8 million outstanding under the LED Earnout Note. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Credit Facility.”
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
Cash Flows

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
Net cash provided by operating activities from continuing operations	$63,677	$38,862	$122,840
Net cash used for investing activities from continuing operations	(281,184)	(21,234)	(53,467)
Net cash provided by (used for) financing activities from continuing operations	237,221	60,645	(14,728)
Net increase in cash and cash equivalents from discontinued operations	22,520	61,567	17,376
Effect of changes in currency exchange rates	4,765	239	154
Net increase in cash and cash equivalents	$46,999	$140,079	$72,175
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, share-based compensation, adjustments for changes in the fair value of contingent consideration, gains and losses from investing or financing activities and from the effects of changes in operating assets and liabilities.
Net cash provided by operating activities from continuing operations in 2023 was $63.7 million, comprised primarily of a net income of $9.7 million, adjusted for non-cash items of $119.3 million. Operating cash flows were adversely affected by a $65.4 million net change in our operating assets and liabilities, primarily from the effects of decreases of $256.1 million in accounts payable and accrued expenses and other liabilities and the payment of $73.7 million of contingent consideration related to our 2021 acquisition of the LED business, partially offset by the effect of decreases of $162.5 million in accounts receivable and $95.2 million in inventories. The decreases in both accounts payable and accrued expenses and inventories were primarily due to lower inventories in our Memory Solutions and IPS businesses. The decrease in accounts receivable was primarily due to lower gross sales in our Memory Solutions businesses.
Net cash provided by operating activities from continuing operations in 2022 was $38.9 million, resulting primarily from net income of $24.4 million, adjusted for non-cash items of $136.8 million. Operating cash flows were adversely affected by a $122.3 million net change in our operating assets and liabilities, primarily from the effects of an increase of $97.8 million in accounts receivable and a decrease of $44.9 million in accounts payable and accrued expenses and other liabilities, partially offset by a decrease of $30.7 million in inventories. The increase in accounts receivable was primarily due to higher gross sales, primarily in our Memory Solutions and IPS segments. The decreases in both accounts payable and accrued expenses and in inventories were primarily due to lower inventories in our Memory Solutions and IPS businesses.
Net cash provided by operating activities from continuing operations in 2021 was $122.8 million, comprised of a net loss of $42.0 million, adjusted for non-cash items of $104.5 million. Operating cash flows also benefited from a $60.3 million net change in our operating assets and liabilities, primarily from the effects of an increase of $192.5 million in accounts payable and accrued expenses and other liabilities and a decrease of $15.4 million in other assets, partially offset by increases of $99.9 million in inventories and $47.8 million in accounts receivable. The increases in accounts payable and accrued expenses and in inventories were primarily due to higher inventories among all business areas. The increase in accounts receivable was primarily due to higher gross sales primarily in our Memory Solutions and IPS segments.
Investing Activities: Net cash used in investing activities from continuing operations in 2023 was $281.2 million, consisting primarily of $213.1 million net cash used for the acquisition of Stratus, $39.4 million used for capital expenditures and deposits on equipment and $25.0 million used for the purchases of investment securities.
Net cash used in investing activities from continuing operations in 2022 consisted primarily of $20.4 million used for capital expenditures and deposits on equipment.
Net cash used in investing activities from continuing operations in 2021 consisted primarily of $35.7 million net cash used for the acquisition of the LED Business and $16.7 million used for capital expenditures and deposits on equipment.
Financing Activities: Net cash provided by financing activities from continuing operations in 2023 was $237.2 million, consisting primarily of $295.3 million in net proceeds from issuance of a term loan and $43.0 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by $28.1 million payment of contingent consideration related to our 2021 acquisition of our LED business, $24.7 million of payments to acquire ordinary shares (including $13.8 million under our share repurchase program and convertible note exchange), $21.6 million in principal repayment of debt and $14.1 million payment in premium in connection with our convertible note exchange.
Net cash provided by financing activities from continuing operations in 2022 was $60.6 million, consisting primarily of $270.8 million in net proceeds from issuance of a term loan and $12.1 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by $126.7 million in principal repayment of debt, primarily the LED Purchase Price Note, $57.2 million of payments to acquire ordinary shares (including $50.0 million under our share repurchase program) and $25.0 million in net repayments of borrowings under our line of credit.
Net cash used in financing activities from continuing operations in 2021 was $14.7 million, consisting primarily of $48.5 million used to repurchase our ordinary shares, partially offset by $25.0 million in net proceeds from borrowings under our line of credit and $14.9 million in proceeds from the issuance of ordinary shares.
Critical Accounting Estimates
The preparation of these financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and judgments on an ongoing basis. Estimates and judgments are based on historical experience, forecasted events and various other assumptions that we believe to be reasonable under the circumstances; however, actual results could differ from those estimates. Our management believes the accounting policies below are critical in the portrayal of our financial condition and results of operations and require management’s most difficult, subjective or complex judgments.
Our discussion of critical accounting estimates is intended to supplement our summary of significant accounting policies so that readers will have greater insight into the uncertainties involved in applying our critical accounting policies and estimates. For a summary of our significant accounting policies, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies.”
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
Product Revenue: Product revenue is generally recognized when control of the promised goods is transferred to customers. Contracts with customers are generally short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. We estimate a liability for returns using the expected value method based on historical rates of return. In addition, we generally offer price protection to our distributors, which is a form of variable consideration that decreases the transaction price. We use the expected value method, based on historical price adjustments and current pricing trends, to estimate the amount of revenue recognized from sales to distributors. Differences between the estimated and actual amounts are recognized as adjustments to revenue.
Noncancellable, nonrefundable customized product sales are recognized over time on a cost incurred basis. In connection with these arrangements, customers obtain control and benefit from products as they are completed. The terms for these arrangements provide us with a legally enforceable right to receive payment, including a reasonable profit margin upon customer cancellation, for performance completed to date. Accordingly, we recognize revenue over time as we complete the manufacture of these products.
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
Service Revenue: Our service revenue is derived from professional services and supply chain services. Professional services include solution design, system installation, software automation and managed support services related to HPC and storage systems. Supply chain services includes procurement, logistics, inventory management, temporary warehousing, kitting and packaging. A portion of our product sales include extended warranty and on-site services, subscriptions to our HPC environment, professional services, software and related support.
Agent Services: We provide certain supply chain services on an agent basis, whereby we procure materials and services on behalf of our customers and then resell such materials or services to our customers. Gross amounts invoiced to customers in connection with these agent services include amounts related to the services performed by us in addition to the cost of the materials and services procured. However, only the amount related to the agent component is recognized as revenue in our results of operations. We generally recognize revenue for these procurement, logistics and inventory management services upon the completion of such services, which typically occurs at the time of shipment of product to the customer. Amounts we invoice to customers for the cost of materials and services performed, which remain unpaid as of the end of a reporting period, are included in accounts receivable. Additionally, the cost of materials procured for customers under these agent services, but which remain on hand as of the end of a reporting period, are included in inventories. Amounts in accounts receivable and inventories impact the determination of net cash provided by (used in) operations.
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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Foreign Exchange Risk
We are subject to inherent risks attributed to operating in a global economy. Our international sales and our operations in foreign countries subject us to risks associated with fluctuating currency values and exchange rates. Because a significant portion of our sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. In addition, we have certain costs that are denominated in foreign currencies and decreases in the value of the U.S. dollar could result in increases in such costs, which could have a material adverse effect on our results of operations.
As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, such as the Japanese Yen, Malaysian Ringgit and Chinese Renminbi. We present our consolidated financial statements in U.S. dollars and we translate the assets, liabilities, net sales and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our consolidated financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are generally based on U.S. dollars. Accordingly, the impact of currency fluctuations to our consolidated statements of operations is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated statements of operations are also impacted by foreign currency gains and losses arising from transactions denominated in a currency other than the functional currency of the respective subsidiary. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.
Based on our monetary assets and liabilities denominated in foreign currencies as of August 25, 2023 and August 26, 2022, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $1.6 million and $1.2 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of August 25, 2023, we had $551.6 million outstanding under the 2027 TLA. In addition, our Amended Credit Agreement provides for borrowings of up to $250.0 million under the 2027 Revolver. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2027 Revolver were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $8.0 million per year.
We had cash, cash equivalents and investments of $390.8 million as of August 25, 2023. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions and in short-duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

Item 8. Financial Statements and Supplementary Data

SMART Global Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)

As of	August 25, 2023	August 26, 2022
Assets
Cash and cash equivalents	$365,563	$313,328
Short-term investments	25,251	—
Accounts receivable, net	219,247	355,002
Inventories	174,977	263,768
Other current assets	51,790	33,486
Current assets of discontinued operations	70,574	186,281
Total current assets	907,402	1,151,865
Property and equipment, net	118,734	96,708
Operating lease right-of-use assets	68,444	71,823
Intangible assets, net	160,185	77,812
Goodwill	161,958	55,121
Deferred tax assets	74,085	4,576
Other noncurrent assets	15,150	15,014
Noncurrent assets of discontinued operations	—	99,145
Total assets	$1,505,958	$1,572,064

Liabilities and Equity
Accounts payable and accrued expenses	$182,035	$354,098
Current debt	35,618	8,469
Deferred revenue	48,096	30,780
Acquisition-related contingent consideration	50,000	—
Other current liabilities	32,731	57,880
Current liabilities of discontinued operations	77,770	64,313
Total current liabilities	426,250	515,540
Long-term debt	754,820	575,682
Noncurrent operating lease liabilities	66,407	66,990
Other noncurrent liabilities	29,248	14,835
Noncurrent liabilities of discontinued operations	—	20,471
Total liabilities	1,276,725	1,193,518

Commitments and contingencies

SMART Global Holdings shareholders’ equity:
Ordinary shares, $0.03 par value; authorized 200,000 shares; 57,542 shares issued and 51,901 shares outstanding as of August 25, 2023; 52,880 shares issued and 48,604 shares outstanding as of August 26, 2022	1,726	1,586
Additional paid-in capital	476,703	448,112
Retained earnings	82,457	251,344
Treasury shares, 5,641 shares and 4,276 shares held as of August 25, 2023 and August 26, 2022, respectively	(132,447)	(107,776)
Accumulated other comprehensive income (loss)	(205,964)	(221,655)
Total SGH shareholders’ equity	222,475	371,611
Noncontrolling interest in subsidiary	6,758	6,935
Total equity	229,233	378,546
Total liabilities and equity	$1,505,958	$1,572,064
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
Net sales:
Products	$1,192,890	$1,247,470	$959,289
Services	248,360	148,406	96,240
Total net sales	1,441,250	1,395,876	1,055,529
Cost of sales:
Products	916,005	940,516	772,232
Services	110,074	64,315	45,324
Total cost of sales	1,026,079	1,004,831	817,556
Gross profit	415,171	391,045	237,973

Operating expenses:
Research and development	90,565	77,472	59,933
Selling, general and administrative	260,722	204,839	158,174
Impairment of goodwill	19,092	—	—
Change in fair value of contingent consideration	29,000	41,324	32,400
Other operating (income) expense	7,047	234	3,172
Total operating expenses	406,426	323,869	253,679
Operating income (loss)	8,745	67,176	(15,706)

Non-operating (income) expense:
Interest expense, net	36,421	24,345	17,141
Other non-operating (income) expense	11,837	350	(582)
Total non-operating (income) expense	48,258	24,695	16,559
Income (loss) before taxes	(39,513)	42,481	(32,265)

Income tax provision (benefit)	(49,203)	18,074	9,689
Net income (loss) from continuing operations	9,690	24,407	(41,954)
Net income (loss) from discontinued operations	(195,384)	44,185	64,460
Net income (loss)	(185,694)	68,592	22,506
Net income attributable to noncontrolling interest	1,832	2,035	1,196
Net income (loss) attributable to SGH	$(187,526)	$66,557	$21,310

Basic earnings (loss) per share:
Continuing operations	$0.16	$0.45	$(0.89)
Discontinued operations	(3.94)	0.90	1.33
	$(3.78)	$1.35	$0.44
Diluted earnings (loss) per share:
Continuing operations	$0.15	$0.41	$(0.89)
Discontinued operations	(3.80)	0.81	1.33
	$(3.65)	$1.22	$0.44
Shares used in per share calculations:
Basic	49,566	49,467	48,558
Diluted	51,322	54,443	48,558
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
Net income (loss)	$(185,694)	$68,592	$22,506

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	15,686	(40)	6,626
Gains (losses) on investments	5	—	—
Comprehensive income (loss)	(170,003)	68,552	29,132
Comprehensive income attributable to noncontrolling interest	1,832	2,035	1,196
Comprehensive income (loss) attributable to SGH	$(171,835)	$66,517	$27,936
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 28, 2020	48,988	$1,469	$347,431	$163,477	$(2,032)	$(228,241)	$282,104	$—	$282,104
Net income	—	—	—	21,310	—	—	21,310	1,196	22,506
Other comprehensive income (loss)	—	—	—	—	—	6,626	6,626	—	6,626
Shares issued under equity plans	2,403	72	14,851	—	—	—	14,923	—	14,923
Repurchase of ordinary shares	(1,253)	(37)	37	—	(48,513)	—	(48,513)	—	(48,513)
Share-based compensation expense	—	—	33,801	—	—	—	33,801	—	33,801
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	7,477	7,477
As of August 27, 2021	50,138	1,504	396,120	184,787	(50,545)	(221,615)	310,251	8,673	318,924
Net income	—	—	—	66,557	—	—	66,557	2,035	68,592
Other comprehensive income (loss)	—	—	—	—	—	(40)	(40)	—	(40)
Shares issued under equity plans	2,797	84	12,056	—	—	—	12,140	—	12,140
Repurchase of ordinary shares	(55)	(2)	2	—	(57,231)	—	(57,231)	—	(57,231)
Share-based compensation expense	—	—	39,934	—	—	—	39,934	—	39,934
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(3,773)	(3,773)
As of August 26, 2022	52,880	1,586	448,112	251,344	(107,776)	(221,655)	371,611	6,935	378,546
Net income (loss)	—	—	—	(187,526)	—	—	(187,526)	1,832	(185,694)
Other comprehensive income (loss)	—	—	—	—	—	15,691	15,691	—	15,691
Shares issued under equity plans	4,662	140	42,904	—	—	—	43,044	—	43,044
Repurchase of ordinary shares	—	—	—	—	(24,671)	—	(24,671)	—	(24,671)
Purchase of Capped Calls	—	—	(15,090)	—	—	—	(15,090)	—	(15,090)
Settlement of Capped Calls	—	—	10,786	—	—	—	10,786	—	10,786
Share-based compensation expense	—	—	40,813	—	—	—	40,813	—	40,813
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,009)	(2,009)
Adoption of ASU 2020-06	—	—	(50,822)	18,639	—	—	(32,183)	—	(32,183)
As of August 25, 2023	57,542	$1,726	$476,703	$82,457	$(132,447)	$(205,964)	$222,475	$6,758	$229,233
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Year Ended	August 25, 2023	August 26, 2022	August 27, 2021
Cash flows from operating activities
Net income (loss)	$(185,694)	$68,592	$22,506
Net income (loss) from discontinued operations	(195,384)	44,185	64,460
Net income (loss) from continuing operations	9,690	24,407	(41,954)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	71,632	46,665	34,937
Amortization of debt discount and issuance costs	4,064	10,263	8,798
Share-based compensation expense	39,228	37,284	30,961
Impairment of goodwill	19,092	—	—
Change in fair value of contingent consideration	29,000	41,324	32,400
Loss on extinguishment of debt	15,924	653	—
Deferred income taxes, net	(63,603)	(20)	(1,982)
Other	4,008	582	(598)
Changes in operating assets and liabilities:
Accounts receivable	162,515	(97,801)	(47,773)
Inventories	95,217	30,733	(99,906)
Other assets	6,767	(10,321)	15,415
Accounts payable and accrued expenses and other liabilities	(256,133)	(44,907)	192,542
Payment of acquisition-related contingent consideration	(73,724)	—	—
Net cash provided by operating activities from continuing operations	63,677	38,862	122,840
Net cash provided by operating activities from discontinued operations	40,710	66,069	30,510
Net cash provided by operating activities	104,387	104,931	153,350

Cash flows from investing activities
Capital expenditures and deposits on equipment	(39,421)	(20,359)	(16,669)
Acquisition of business, net of cash acquired	(213,073)	—	(35,677)
Purchases of held-to-maturity investment securities	(25,015)	—	—
Other	(3,675)	(875)	(1,121)
Net cash used for investing activities from continuing operations	(281,184)	(21,234)	(53,467)
Net cash used for investing activities from discontinued operations	(17,385)	(17,736)	(30,711)
Net cash used for investing activities	(298,569)	(38,970)	(84,178)

Cash flows from financing activities
Proceeds from debt	295,287	270,775	—
Proceeds from issuance of ordinary shares	43,045	12,140	14,923
Proceeds from borrowing under line of credit	—	84,000	172,500
Payment of acquisition-related contingent consideration	(28,100)	—	—
Payments to acquire ordinary shares	(24,671)	(57,231)	(48,513)
Repayments of debt	(21,634)	(126,719)	—
Payment of premium in connection with convertible note exchange	(14,141)	—	—
Net cash paid for settlement and purchase of Capped Calls	(4,304)	—	—
Distribution to noncontrolling interest	(2,009)	(3,773)	—
Repayments of borrowings under line of credit	—	(109,000)	(147,500)
Other	(6,252)	(9,547)	(6,138)
Net cash provided by (used for) financing activities from continuing operations	237,221	60,645	(14,728)
Net cash provided by (used for) financing activities from discontinued operations	(805)	13,234	17,577
Net cash provided by financing activities	236,416	73,879	2,849

Effect of changes in currency exchange rates	4,765	239	154
Net increase in cash and cash equivalents	46,999	140,079	72,175
Cash and cash equivalents at beginning of period	363,065	222,986	150,811
Cash and cash equivalents at end of period	$410,064	$363,065	$222,986

Cash and cash equivalents at end of period:
Continuing operations	$365,563	$313,328	$182,842
Discontinued operations	44,501	49,737	40,144
	$410,064	$363,065	$222,986
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
Presentation of SMART Brazil as Discontinued Operations: On June 13, 2023, we entered into an agreement to sell 81% of our interest in SMART Modular Technologies do Brasil – Indústria e Comercio de Componentes Ltda. (“SMART Brazil”). As a result, we have presented the balance sheets, results of operations and cash flows of SMART Brazil as discontinued operations for all periods presented. SMART Brazil was previously included within our Memory Solutions segment. See “Divestiture of SMART Brazil.”
Unless otherwise noted, amounts and discussion within these notes to the consolidated financial statements relate to our continuing operations. Prior period comparative information has been conformed to current period presentation for continuing operations.
Reclassifications: Certain reclassifications have been made to prior period amounts to conform to current period presentation.
Fiscal Year: Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2023, 2022 and 2021 each contained 52 weeks. All period references are to our fiscal periods unless otherwise indicated. Financial information for our subsidiaries in Brazil is included in our consolidated financial statements on a one-month lag because their fiscal years end on July 31 of each year.
Cash, Cash Equivalents and Investments
Cash equivalents include highly liquid investments, readily convertible to known amounts of cash, with original maturities of three months or less. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.
Cash paid for interest, net of amounts capitalized, for 2023, 2022 and 2021 was $41.8 million, $12.8 million and $8.0 million, respectively. Income taxes paid, net of refunds, for 2023, 2022 and 2021 were $35.5 million, $13.8 million and $6.7 million, respectively.
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
Functional Currency
Our primary functional currency is the U.S. dollar. Gains and losses from the remeasurement of non-functional currency balances are recorded in other non-operating (income) expense. The functional currency of our SMART Brazil subsidiaries is the Brazilian real. Assets and liabilities of our SMART Brazil subsidiaries are translated into U.S. dollars each period at the current exchange rate, while revenues and expenses are translated at the average exchange rate prevailing during the period. Cumulative translation gains and losses are included in accumulated other comprehensive income (loss).
Goodwill
We test goodwill for impairment in the fourth quarter of each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of the reporting unit with goodwill is less than its carrying value. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting the fair value of the reporting unit. In 2023, we recorded aggregate goodwill impairment charges of $19.1 million. Other than this impairment charge in 2023, there has been no impairment of goodwill for any of our current reporting units. See “Goodwill and Intangible Assets – Impairment of Penguin Edge Goodwill.”
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
Intangible Assets
Intangible assets are stated at cost and amortized on a straight-line basis over their estimated useful lives of generally four to ten years for technology, four to eight years for customer relationships and five to eight years for trademarks/trade names. Intangible assets are retired in the period they become fully amortized.
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
Leases
We have operating leases through which we acquire or utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. In determining the lease term, we assess whether it is reasonably certain we will exercise options to renew or terminate a lease and when or whether we would exercise an option to purchase the right-of-use asset. Measuring the present value of the initial lease liability requires exercising judgment to determine the discount rate, which we base on interest rates for similar borrowings issued by entities with credit ratings similar to ours.
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
Property and Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of generally two to eight years for equipment, five to forty years for buildings and building improvements and two to five years for furniture, fixtures and software. Land leases are amortized using the straight-line method over their lease terms, which expire from 2057 to 2082.
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
Product Revenue: Product revenue is generally recognized when control of the promised goods is transferred to customers. Contracts with customers are generally short-term in duration at fixed, negotiated prices with payment generally due shortly after delivery. We estimate a liability for returns using the expected value method based on historical rates of return. In addition, we generally offer price protection to our distributors, which is a form of variable consideration that decreases the transaction price. We use the expected value method, based on historical price adjustments and current pricing trends, to estimate the amount of revenue recognized from sales to distributors. Differences between the estimated and actual amounts are recognized as adjustments to revenue.
Noncancellable, nonrefundable customized product sales are recognized over time on a cost incurred basis. In connection with these arrangements, customers obtain control and benefit from products as they are completed. The terms for these arrangements provide us with a legally enforceable right to receive payment, including a reasonable profit margin upon customer cancellation, for performance completed to date. Accordingly, we recognize revenue over time as we complete the manufacture of these products.
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
Service Revenue: Our service revenue is derived from professional services and supply chain services. Professional services include solution design, system installation, software automation and managed support services related to high performance computing (“HPC”) and storage systems. Supply chain services includes procurement, logistics, inventory management, temporary warehousing, kitting and packaging. A portion of our product sales include extended warranty and on-site services, subscriptions to our HPC environment, professional services, software and related support.
Agent Services: We provide certain supply chain services on an agent basis, whereby we procure materials and services on behalf of our customers and then resell such materials or services to our customers. Gross amounts invoiced to customers in connection with these agent services include amounts related to the services performed by us in addition to the cost of the materials and services procured. However, only the amount related to the agent component is recognized as revenue in our results of operations. We generally recognize revenue for these procurement, logistics and inventory management services upon the completion of such services, which typically occurs at the time of shipment of product to the customer. Amounts we invoice to customers for the cost of materials and services, which remain unpaid as of the end of a reporting period, are included in accounts receivable. Additionally, the cost of materials procured for customers under these agent services, but which remain on hand as of the end of a reporting period, are included in inventories. Amounts in accounts receivable and inventories impact the determination of net cash provided by (used in) operations.
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
Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates and judgments are based on historical experience, forecasted events and various other assumptions. Significant items subject to such estimates and assumptions include business acquisitions and divestitures, income taxes, inventories, goodwill and intangible assets, property and equipment, revenue recognition and share-based compensation. Actual results could differ from the estimates made by management.
Divestiture of SMART Brazil
Overview of Transaction
On June 13, 2023, we entered into a Stock Purchase Agreement (the “Brazil Purchase Agreement”), by and among SMART Modular Technologies (LX) S.à.r.l., a société à responsabilité limitée governed by the laws of Grand Duchy of Luxembourg and our wholly owned subsidiary (the “Brazil Seller”), Lexar Europe B.V., a company organized under the laws of The Netherlands (the “Brazil Purchaser”), Shenzhen Longsys Electronics Co., Ltd., a company limited by shares governed by the laws of the People’s Republic of China (“Longsys”), solely with respect to certain provisions therein, Shanghai Intelligent Memory Semiconductor Co., Ltd., a limited liability company governed by the laws of the People’s Republic of China (“Parent Funding Entity”), and solely with respect to certain provisions therein, SGH, for the intended sale of our standards-based modules assembly and test business in Brazil. The transaction, which was approved by our Board of Directors and the Board of Directors of the Brazil Seller, is expected to close at the end of calendar 2023 or early 2024.
Pursuant to the Brazil Purchase Agreement, among other matters, and subject to the satisfaction or waiver of the conditions set forth therein, the Brazil Seller will sell to the Brazil Purchaser, and the Brazil Purchaser will purchase from the Brazil Seller, 81% of the Brazil Seller’s right, title and interest in and to the outstanding quotas of SMART Modular Technologies do Brasil – Indústria e Comercio de Componentes Ltda., a sociedade limitada governed by the laws of Brazil (“SMART Brazil”), with the Brazil Seller retaining a 19% interest in SMART Brazil (the “Retained Interest”).
Pursuant to the terms of, and subject to the conditions specified in, the Brazil Purchase Agreement, upon completion of the transaction, the Brazil Purchaser will pay to the Brazil Seller (based on a total enterprise value of $205.0 million for SMART Brazil) consideration consisting of (i) an up front cash purchase price of $137.7 million on a cash-free, debt-free basis and subject to certain customary adjustments as set forth in the Brazil Purchase Agreement, (ii) a deferred cash purchase price of $28.4 million eighteen months following the closing and (iii) subject to and at the time of exercise of the Put/Call Option (as defined below), an additional cash payment equal to 19% of the amount of SMART Brazil’s cash at the closing (as calculated pursuant to the Brazil Purchase Agreement) minus the amount of SMART Brazil’s indebtedness at the closing (as calculated pursuant to the Brazil Purchase Agreement).
Pursuant to the Brazil Purchase Agreement, at closing, SMART Brazil, the Brazil Seller, the Brazil Purchaser and Longsys will enter into a Quotaholders Agreement, which will provide the Brazil Seller with a put option to sell the Retained Interest in SMART Brazil (the “Put Option”) during three exercise windows following its fiscal years 2026, 2027 or 2028 (the “Exercise Windows”). A call option has also been granted to the Brazil Purchaser to require the Brazil Seller to sell the Retained Interest during the Exercise Windows (the “Call Option,” together with the Put Option, the “Put/Call Option”). The price for the Put/Call Option is based on a 100% enterprise value of 7.5x net income for SMART Brazil for the preceding fiscal year at the time of exercise. The Quotaholders Agreement also provides, among other things, for certain governance and approval rights among the parties thereto.
The closing of the transaction is subject to customary conditions to closing, including, among others, (i) completion of filings for outbound direct investment with the Division of Development and Reform in the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration and the Division of Finance and Trade Development in the China (Shanghai) Pilot Free Trade Zone Lin-gang Special Area Administration and completion of foreign exchange registration with a qualified bank authorized by the Municipal Administration of Foreign Exchange in Shanghai (the “China Outbound Approvals”) and (ii) approval of the transactions contemplated by the Brazil Purchase Agreement by Longsys’ shareholders (the “Longsys Shareholder Approval”).
The Brazil Purchase Agreement contains customary termination rights, including the right for the Brazil Seller or the Brazil Purchaser to terminate the Brazil Purchase Agreement if the closing shall not have occurred by January 31, 2024. The Brazil Purchaser shall pay a $8.0 million termination fee to the Brazil Seller if the transaction is terminated due to a failure to obtain the China Outbound Approvals or the Longsys Shareholder Approval and other specified circumstances, which termination fee may be increased to $12.0 million over time.
Presentation of SMART Brazil Operations
In connection with the proposed sale of an 81% interest in SMART Brazil, we concluded that the net assets of SMART Brazil met the criteria for classification as held for sale. In addition, the proposed sale represents a strategic shift that will have a major effect on our operations and financial results. As a result, we have presented the results of operations, cash flows and financial position of SMART Brazil as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented.
As of August 25, 2023, we expect the proposed sale of an 81% interest in SMART Brazil to close within one year and, as a result, we have classified the total assets and total liabilities associated with our SMART Brazil operations as current in the accompany consolidated balance sheets as of August 25, 2023. The following table presents the assets and liabilities of our SMART Brazil operations:

As of	August 25, 2023	August 26, 2022
Cash and cash equivalents	$44,501	$49,737
Accounts receivable, net	17,055	55,321
Inventories	25,877	59,316
Other current assets	17,732	21,907
Total current assets	105,165	186,281
Property and equipment, net	58,321	57,227
Operating lease right-of-use assets	5,213	5,576
Goodwill	20,668	18,888
Other noncurrent assets	34,243	17,454
Total assets	223,610	285,426
Impairment charge related to proposed divestiture of SMART Brazil	(153,036)	—
Total assets, net of impairment	70,574	285,426

Accounts payable and accrued expenses	25,867	59,256
Current debt	4,006	3,556
Other current liabilities	1,030	1,501
Total current liabilities	30,903	64,313
Long-term debt	13,689	15,707
Noncurrent operating lease liabilities	4,614	4,764
Deferred tax liabilities	28,564	—
Total liabilities	77,770	84,784
Net assets of discontinued operations	$(7,196)	$200,642

Reported as:
Current assets of discontinued operations	$70,574	$186,281
Noncurrent assets of discontinued operations	—	99,145
Total assets of discontinued operations	70,574	285,426

Current liabilities of discontinued operations	77,770	64,313
Noncurrent liabilities of discontinued operations	—	20,471
Total liabilities of discontinued operations	77,770	84,784
Net assets of discontinued operations	$(7,196)	$200,642
A disposal group classified as held for sale shall be measured at the lower of its carrying amount or fair value less costs to sell. Accordingly, we evaluated the carrying value of the net assets of our SMART Brazil operations (including $206.3 million recognized within shareholder’s equity related to the cumulative translation adjustment from our SMART Brazil operations), estimated costs to sell and expected proceeds and concluded the net assets were impaired. As a result, we recognized an impairment charge of 153.0 million in 2023 to write down the carrying value of the net assets of our SMART Brazil operations. As of August 25, 2023, we concluded that the outside basis of our Brazil operations inclusive of any withholding taxes should be recognized upon the classification as held for sale. Accordingly, we recognized withholding taxes on the expected capital gain and deferred tax liabilities of $28.6 million in 2023.

The following table presents the results of our SMART Brazil operations, including the impairment charge recognized in 2023 related to the proposed divestiture of SMART Brazil:

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
Net sales	$185,377	$423,476	$445,613
Cost of sales	184,016	361,301	375,206
Gross profit	1,361	62,175	70,407

Operating expenses:
Research and development	5,887	(116)	(10,659)
Selling, general and administrative	12,509	14,958	11,017
Other operating (income) expense	657	—	(854)
Total operating expenses	19,053	14,842	(496)
Operating income (loss)	(17,692)	47,333	70,903

Non-operating (income) expense:
Impairment charge related to proposed divestiture of SMART Brazil	153,036	—	—
Interest (income) expense, net	(4,174)	(3,176)	459
Other non-operating (income) expense	996	4,487	207
Total non-operating (income) expense	149,858	1,311	666
Income (loss) before taxes	(167,550)	46,022	70,237
Income tax provision (benefit)	27,834	1,837	5,777
Net income (loss) from discontinued operations	$(195,384)	$44,185	$64,460
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 – Debt – Debt with Conversion and Other Options and Derivatives and Hedging – Contracts in Entity’s Own Equity: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives, and requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. This ASU was effective for us in the first quarter of 2023 and permitted the use of either the modified retrospective or fully retrospective method of transition.
We adopted ASU 2020-06 in the first quarter of 2023 under the modified retrospective method. Upon adoption, the previously separated equity component and associated issuance costs for our 2.25% convertible senior notes due 2026 were reclassified from additional capital to long-term debt, thereby eliminating future amortization of the debt discount as interest expense. Amortization of the debt discount as interest expense was $8.1 million and $7.5 million in 2022 and 2021, respectively. The following table summarizes the effects of adopting ASU 2020-06:

	Ending Balance as of August 26, 2022	Adoption of ASU 2020-06	Beginning Balance as of August 27, 2022
Long-term debt	$575,682	$32,183	$607,865
Additional paid-in-capital	448,112	(50,822)	397,290
Retained earnings	251,344	18,639	269,983
On August 26, 2022, we made an irrevocable election, effective August 27, 2022, under the indenture to require the principal portion of our 2026 Notes to be settled in cash and any conversion consideration in excess of the principal portion in cash and/or ordinary shares at our option upon conversion. Following the irrevocable election, only the amounts expected to be settled in excess of the principal portion are considered dilutive in calculating earnings per share under the if-converted method. See ”Debt – Convertible Senior Notes – 2026 Notes.”

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
Business Acquisitions
Stratus Technologies
On August 29, 2022 (the “Stratus Acquisition Date”), we completed the acquisition of Storm Private Holdings I Ltd., a Cayman Islands exempted company (“Stratus Holding Company” and together with its subsidiaries, “Stratus Technologies”), pursuant to the terms of that certain Share Purchase Agreement (the “Stratus Purchase Agreement”), dated as of June 28, 2022, by and among SGH, Stratus Holding Company and Storm Private Investments LP, a Cayman Islands exempted limited partnership (the “Stratus Seller”). Pursuant to the Stratus Purchase Agreement, among other matters, the Stratus Seller sold to SGH, and SGH purchased from the Stratus Seller, all of the Stratus Seller’s right, title and interest in and to the outstanding equity securities of Stratus Holding Company.
Stratus Technologies is a global leader in simplified, protected and autonomous computing platforms and services in the data center and at the Edge. For more than 40 years, Stratus Technologies has provided high-availability, fault-tolerant computing to Fortune 500 companies and small-to-medium sized businesses enabling them to securely and remotely run critical applications with minimal downtime. Stratus operates as part of SGH’s Intelligent Platform Solutions (“IPS”) segment. The acquisition of Stratus Technologies further enhances SGH’s growth and diversification strategy and complements and expands SGH’s IPS business in data center and edge environments.
Purchase Price: At the closing of the transaction, we paid the Stratus Seller a cash purchase price of $225 million, subject to certain adjustments. In addition, the Stratus Seller has the right to receive, and we are obligated to pay, contingent consideration of up to $50 million (the “Stratus Earnout”) based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing of the acquisition. Pursuant to the terms of the Stratus Purchase Agreement, we had the option to settle the Stratus Earnout amount owed to the Stratus Seller in cash, ordinary shares of SGH, or a mix of cash and ordinary shares of SGH. On June 28, 2023, we provided notice to the Stratus Seller of our election to settle the Stratus Earnout in cash.
Based on the gross profit achieved by Stratus Technologies during the 12 fiscal months following the closing of the acquisition, as of August 25, 2023, current liabilities in the accompanying balance included $50.0 million for the expected amount payable for the Stratus Earnout.
Cash paid was utilized, in part, to settle the outstanding debt of Stratus Technologies as of the closing of the transaction and was recognized as a component of consideration transferred. As a result, the assets acquired and liabilities assumed do not include an assumed liability for the outstanding debt of Stratus Technologies. The purchase price for Stratus Technologies was as follows:

Cash	$225,000
Additional payment for net working capital adjustment (1)	17,246
Fair value of Stratus Earnout	20,800
$263,046
(1)Includes $14.4 million paid at closing and $2.8 million paid in the second quarter of 2023 upon completion of the review of the working capital assets acquired and liabilities assumed.
Contingent Consideration: The Stratus Earnout was accounted for as contingent consideration. As of the Stratus Acquisition Date, the fair value of the Stratus Earnout was estimated to be $20.8 million and was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate and cost of debt. The fair value measurement was based on significant inputs, not observable in the market, including forecasted gross profit, comparable company volatility, discount rate and cost of debt. The fair value of the Stratus Earnout was estimated based on the Company’s evaluation of the probability and amount of the Stratus Earnout to be achieved based on the expected gross profit of Stratus Technologies, using an estimated gross profit volatility of 33.4% and a discount rate of 7.3% as of the Stratus Acquisition Date.
Valuation: We estimated the fair value of the assets and liabilities of Stratus Technologies as of the Stratus Acquisition Date. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed as follows:

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
The goodwill arising from the acquisition of Stratus Technologies was assigned to our IPS segment. None of the goodwill recognized is deductible for income tax purposes.
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

Unaudited Pro Forma Financial Information: The following unaudited pro forma financial information presents SGH’s combined results of operations as if the acquisition of Stratus Technologies had occurred on August 28, 2021. The unaudited pro forma financial information is based on various adjustments and assumptions and is not necessarily indicative of what SGH’s results of operations actually would have been had the acquisition been completed as of August 28, 2021 or will be for any future periods. Furthermore, the pro forma financial information does not include adjustments to reflect any potential revenue, synergies or dis-synergies, or cost savings that may be achievable in connection with the acquisition or the associated costs that may be necessary to achieve such revenues, synergies or cost savings.
The following unaudited pro forma financial information for the year ended August 26, 2022 combines the historical results of continuing operations of SGH for the year ended August 26, 2022 and the historical results of operations of Stratus Technologies for the year ended May 29, 2022:

Year ended	August 25, 2023
Net sales	$1,563,252
Net income attributable to SGH	8,677
Earnings per share:
Basic	$0.18
Diluted	$0.16
Acquisition-related transaction expenses are included within selling, general and administrative expenses and were $4.8 million and $4.6 million in 2023 and 2022, respectively. For 2023, net sales for Stratus Technologies were $172.7 million and net loss was $1.2 million, excluding any charges recognized to adjust the Stratus Earnout to its carrying amount as of August 25, 2023.
LED Business
On March 1, 2021, pursuant to the Asset Purchase Agreement, dated October 18, 2020, as amended by the Amendment to Asset Purchase Agreement, dated March 1, 2021 (as amended, the “CreeLED Purchase Agreement”), (i) we acquired the LED business of Cree, Inc., a corporation now known as Wolfspeed, Inc. (“Cree”), including (a) certain equipment, inventory, intellectual property rights, contracts and real estate comprising Cree’s LED products segment, (b) all of the issued and outstanding equity interests of Cree Huizhou Solid State Lighting Company Limited, a limited liability company organized under the laws of the People’s Republic of China and an indirect wholly-owned subsidiary of Cree and (c) Cree’s 51.0% ownership interest in Cree Venture LED Company Limited (“Cree Joint Venture”), Cree’s joint venture with San’an Optoelectronics Co., Ltd. (“San’an”) and (ii) we assumed certain liabilities related to the LED business (collectively, (i) and (ii), the “LED Business”). In connection with the transaction, Cree retained certain assets used in and pre-closing liabilities associated with its LED products segment.
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
Purchase Price: The purchase price for the LED Business consisted of (i) a payment of $50.0 million in cash, subject to customary adjustments, (ii) an unsecured promissory note issued to Cree by the Company in the amount of $125.0 million (the “LED Purchase Price Note”), (iii) an earnout payment of up to $125.0 million based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing (the “LED Earnout Period”), with a minimum payment of $2.5 million, payable in the form of an unsecured promissory note to be issued by us (the “LED Earnout Note”) and (iv) the assumption of certain liabilities.

The aggregate purchase price was as follows:

Cash	$50,000
Additional payment for net working capital adjustment (1)	22,398
Fair value of LED Purchase Price Note	125,000
Fair value of LED Earnout	28,100
$225,498
(1)Included $15.3 million paid at closing and $7.1 million paid in the fourth quarter of 2022 upon completion of the review of the net working capital assets acquired and liabilities assumed.
Contingent Consideration: The LED Earnout Note was accounted for as contingent consideration. The fair value of the LED Earnout Note was estimated as of the date of acquisition to be $28.1 million and was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, market price of risk adjustment, risk-free rate and cost of debt. The fair value measurement was based on significant inputs not observable in the market.
The LED Earnout Note was revalued each quarter and changes in valuation were reflected in results of operations. In 2022 and 2021, we recorded charges of $41.3 million and $32.4 million, respectively, to adjust the value of the LED Earnout Note to its fair value. The changes in fair value reflected new information about the probability and timing of meeting the conditions of the revenue and gross profit targets of the LED Business. Based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing, the final calculated value of the contingent consideration was $101.8 million and, in the fourth quarter of 2022, we issued the LED Earnout Note to Cree for this amount. In the first quarter of 2023, we repaid in full the amount outstanding under the LED Earnout Note.
Valuation: The purchase price of the LED Business was based on these valuation analyses and was allocated to tangible and intangible assets acquired, liabilities assumed and noncontrolling interest as follows:

Cash and cash equivalents	$36,721
Accounts receivable	45,608
Inventories	60,423
Other current assets	5,204
Property and equipment	70,116
Operating lease right-of-use assets	7,494
Intangible assets	64,500
Other noncurrent assets	26
Accounts payable and accrued expenses	(23,673)
Other current liabilities	(27,509)
Noncurrent operating lease liabilities	(4,019)
Other noncurrent liabilities	(1,916)
Total net assets acquired	232,975
Noncontrolling interest in subsidiary	(7,477)
Total net assets acquired	$225,498
The fair values and useful lives of the intangible asset acquired was as follows:

	Amount	Estimated useful life (in years)
Technology	$49,800	7-8
Trademarks/trade names	6,100	5
Customer relationships	5,200	7-8
Order backlog	3,400	less than 1
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
Cash and Investments
As of August 25, 2023, all of our debt securities, the fair values of which approximated their carrying values, were classified as held to maturity. Cash, cash equivalents and investments were as follows:

	As of August 25, 2023		As of August 26, 2022
	Cash and Cash Equivalents	Short-term Investments	Cash and Cash Equivalents
Cash and cash equivalents	$321,937	$—	$299,509
Level 1:
Money market funds	43,626	—	13,819
U.S. Treasury securities	—	25,251	—
	$365,563	$25,251	$313,328
Inventories

As of	August 25, 2023	August 26, 2022
Raw materials	$90,085	$128,802
Work in process	24,485	31,534
Finished goods	60,407	103,432
	$174,977	$263,768
As of August 25, 2023 and August 26, 2022, 8% of total inventories were inventories owned and held under our logistics services.
Property and Equipment

As of	August 25, 2023	August 26, 2022
Equipment	$86,429	$83,694
Buildings and building improvements	69,325	41,232
Furniture, fixtures and software	44,121	30,190
Land	16,126	16,126
	216,001	171,242
Accumulated depreciation	(97,267)	(74,534)
	$118,734	$96,708
Depreciation expense for property and equipment was $26.5 million, $22.9 million and $14.7 million in 2023, 2022 and 2021, respectively.

Change in Accounting Estimate: During the first quarter of 2023, we completed an assessment of the estimated useful lives of our manufacturing equipment. Based on that assessment, we revised the estimated useful lives from five years to eight years as of the beginning of the first quarter of 2023. The change reduced our non-cash depreciation expense for 2023 by $3.7 million, which resulted in aggregate reductions of $3.5 million in cost of sales and research and development expense and a reduction of $0.2 million in the cost of our inventories as of the end of 2023. These reductions benefited net income for 2023 by $2.8 million, or $0.05 per share.
Intangible Assets and Goodwill

	As of August 25, 2023		As of August 26, 2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Technology	$141,201	$(34,569)	$61,594	$(18,473)
Customer relationships	72,500	(33,990)	57,500	(32,238)
Trademarks/trade names	28,300	(13,257)	19,200	(9,771)
	$242,001	$(81,816)	$138,294	$(60,482)

Goodwill by segment:
Intelligent Platform Solutions	$147,238		$40,401
Memory Solutions	14,720		14,720
	$161,958		$55,121
In 2023 and 2022, we capitalized $127.5 million and $1.4 million, respectively, for intangible assets, with weighted-average useful lives of 6.1 years and 17.8 years, respectively. Amortization expense for intangible assets was $45.1 million, $23.8 million and $20.3 million in 2023, 2022 and 2021, respectively. Amortization expense is expected to be $40.1 million for 2024, $35.6 million for 2025, $30.2 million for 2026, $29.5 million for 2027, $13.9 million for 2028 and $10.9 million thereafter.
Goodwill of our Intelligent Platform Solutions segment increased in 2023, primarily due to the addition of $125.9 million in connection with our acquisition of Stratus Technologies. See “Business Acquisitions – Stratus Technologies.” During 2023, we assessed goodwill associated with our Penguin Edge business within our IPS segment and concluded it was partially impaired. As a result, we recognized aggregate impairment charges of $19.1 million in 2023 to impair the carrying value of goodwill. See “Impairment of Penguin Edge Goodwill.”
Impairment of Penguin Edge Goodwill
During the second quarter of 2023, we initiated a plan within our IPS segment pursuant to which we intend to wind down manufacturing and discontinue the sale of legacy products offered through our Penguin Edge business by approximately the end of calendar 2024. In connection therewith, we performed a quantitative assessment of the fair value of goodwill using an income approach with assumptions that are considered Level 3 measurements and concluded that the carrying value of the Penguin Edge reporting unit goodwill exceeded its fair value. The fair value of the Penguin Edge reporting unit was determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense assumptions over the next two years, at a weighted-average cost of capital of 14.5%. As a result, we recorded charges of $17.6 million and $1.5 million in the second and fourth quarters of 2023, respectively, to impair the carrying value of Penguin Edge goodwill. We concluded that long-lived assets other than goodwill, primarily consisting of customer relationship intangible assets, had fair values in excess of their carrying amounts, and accordingly, recorded no impairments of such assets. These assets will continue to be amortized over their remaining useful lives through the date of our anticipated completion of wind-down activities.
At each reporting date through the end of the wind-down period, we will reassess the estimated remaining cash flows of the Penguin Edge business. We currently anticipate that the remaining goodwill of the Penguin Edge reporting unit of $16.1 million as of August 25, 2023 may become further impaired in future periods.

Accounts Payable and Accrued Expenses

As of	August 25, 2023	August 26, 2022
Accounts payable (1)	$134,980	$293,165
Salaries, wages and benefits	27,665	42,773
Income and other taxes	13,370	14,979
Other	6,020	3,181
	$182,035	$354,098
(1)Includes accounts payable for property and equipment of $5.2 million and $2.3 million as of August 25, 2023 and August 26, 2022, respectively.
Debt

As of	August 25, 2023	August 26, 2022
Amended 2027 TLA	$544,943	$269,304
2029 Notes	146,886	—
2026 Notes	98,609	213,023
LED Earnout Note	—	101,824
	790,438	584,151
Less current debt	(35,618)	(8,469)
Long-term debt	$754,820	$575,682
Credit Facility
On February 7, 2022, SGH and SMART Modular Technologies, Inc. (collectively, the “Borrowers”) entered into a credit agreement (the “Original Credit Agreement”) with a syndicate of banks and Citizens Bank, N.A., as administrative agent (the “Administrative Agent”) that provided for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the “2027 TLA”) and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (the “2027 Revolver”), in each case, maturing on February 7, 2027 (subject to certain earlier “springing maturity” dates upon certain conditions specified in the Original Credit Agreement). The Original Credit Agreement provides that up to $35.0 million of the 2027 Revolver is available for issuances of letters of credit.
Incremental Amendment: On August 29, 2022, the Borrowers entered into the First Amendment (the “Incremental Amendment”; the Original Credit Agreement as amended by the Incremental Amendment, the “Amended Credit Agreement”) with and among the lenders party thereto and the Administrative Agent. The Incremental Amendment amended the Original Credit Agreement and (i) provides for incremental term loans under the Amended Credit Agreement in an aggregate amount of $300.0 million (the “Incremental Term Loans” and together with the 2027 TLA, the “Amended 2027 TLA”) which Incremental Term Loans are on the same terms as the term loans incurred under the Original Credit Agreement, (ii) increases the maximum First Lien Leverage Ratio (as defined in the Amended Credit Agreement) financial covenant from 3.00:1.00 to 3.25:1.00 and (iii) increases the aggregate amount of unrestricted cash and permitted investments netted from the definitions of Consolidated First Lien Debt and Consolidated Net Debt under the Amended Credit Agreement from $100 million to $125 million.
Substantially simultaneously with entering into the Incremental Amendment, the Borrowers applied a portion of the proceeds of the Incremental Term Loans to (i) finance a portion of the purchase price for the acquisition of Stratus Technologies and (ii) prepay in full the $101.8 million outstanding under the LED Earnout Note. In connection with our prepayment of the LED Earnout Note, we recognized a gain of $0.8 million in the first quarter of 2023, which is included in other non-operating (income) expense in the accompanying consolidated statements of operations.
Interest and fees: Loans under the Amended Credit Agreement bear interest at a rate per annum equal to either, at our option, a term SOFR or a base rate, in each case plus an applicable margin.
The applicable margin for our 2027 Revolver varies based on our Total Leverage Ratio (as defined in the Amended Credit Agreement) and ranges from 1.25% to 3.00% per annum with respect to term SOFR borrowings and from 0.25% to 2.00%

per annum with respect to base rate borrowings. In addition, we are required to pay a quarterly unused commitment fee at an initial rate of 0.25%, which may increase up to a rate of 0.35% based on certain Total Leverage Ratio levels specified in the Amended Credit Agreement.
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
Covenants: The Amended Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to: incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase capital stock; make investments, loans or advances; repay or repurchase certain subordinated debt (except as scheduled or at maturity); create restrictions on the payment of dividends or other amounts to us from our restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing our subordinated debt; and fundamentally change our business.
The Amended Credit Agreement also includes the following financial maintenance covenants tested on the final day of each fiscal quarter:

i.	a First Lien Leverage Ratio (as defined in the Amended Credit Agreement) of 3.25 to 1.00;

ii.
a Total Leverage Ratio of 5.00 to 1.00; provided, that commencing after the eighth full fiscal quarter after the Effective Date, such Total Leverage Ratio level will instead be 4.50 to 1.00; provided further, that commencing after the eighth full fiscal quarter after the Effective Date, in connection with any Material Acquisition (as defined in the Amended Credit Agreement), at the election of the Borrowers, the maximum Total Leverage Ratio for the next four testing periods after such Material Acquisition has been consummated will be automatically increased by 0.50 to 1.00 above the otherwise permitted Total Leverage Ratio for the applicable fiscal quarter (not to exceed 5.00 to 1.00 in any event); provided further, that (x) no more than two such elections may be made during the term of the Amended Credit Agreement and (y) following the first such election, no subsequent election may be made unless the Total Leverage Ratio has been less than or equal to 5.00 to 1.00 as of the last day of at least two consecutive Test Periods (as defined in the Amended Credit Agreement) following the expiration of the first increase; and

iii.	an Interest Coverage Ratio (as defined in the Amended Credit Agreement) of 3.00 to 1.00.
For purposes of calculating the First Lien Leverage Ratio and the Total Leverage Ratio, the consolidated debt of the Company and its Restricted Subsidiaries (as defined in the Amended Credit Agreement) is reduced by up to $125.0 million of the aggregate amount of unrestricted cash and Permitted Investments (as defined in the Amended Credit Agreement) of the Company and its Restricted Subsidiaries.
Other: As of August 25, 2023, there was $551.6 million of principal amount outstanding under the Amended 2027 TLA, unamortized issuance costs were $6.7 million and the effective interest rate was 8.22%. As of August 25, 2023, there were no amounts outstanding under the 2027 Revolver and unamortized issuance costs were $3.2 million.
Convertible Senior Notes
Convertible Senior Notes Exchange
On January 18, 2023, SGH entered into separate, privately negotiated exchange agreements with a limited number of holders of its 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) to exchange $150.0 million principal amount of the 2026 Notes for (i) $150.0 million in aggregate principal amount of new 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) and (ii) an aggregate of $15.6 million in cash, with such cash payment representing $14.1 million of premium paid for the 2026 Notes in excess of par value and $1.5 million of accrued and unpaid interest on the 2026 Notes (collectively, the “Exchange Transactions”). The 2029 Notes were issued pursuant to, and are governed by, an indenture (the “2029 Indenture”), dated as of January 23, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee.

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
2029 Notes
The 2029 Notes are senior, unsecured obligations of the Company and are equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2029 Notes and effectively subordinated to our existing and future senior, secured indebtedness, to the extent of the value of the collateral securing that indebtedness. Our 2026 Notes and 2029 Notes are structurally subordinated to all other existing and future indebtedness and other liabilities, including trade payables and (to the extent the Company is not a holder thereof) preferred equity, if any, of our subsidiaries.
The 2029 Notes bear interest at a rate of 2.00% per annum on the principal amount thereof, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2023, to the noteholders of record of the 2029 Notes as of the close of business on the immediately preceding January 15 and July 15, respectively. The 2029 Notes will mature on February 1, 2029 (the “2029 Maturity Date”), unless earlier converted, redeemed or repurchased. The 2029 Notes are convertible into cash or a combination of cash and the Company’s ordinary shares, $0.03 par value per share, at our election.
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
ii.during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “2029 Notes Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the 2029 Notes Measurement Period was less than 98% of the product of the last reported sale price per ordinary share on such trading day and the conversion rate on such trading day;
iii.upon the occurrence of certain corporate events or distributions on our ordinary shares, as provided in the 2029 Indenture;
iv.if we call the 2029 Notes for redemption; and
v.on or after August 1, 2028 until the close of business on the second scheduled trading day immediately before the 2029 Maturity Date.
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
2026 Notes
In February 2020, we issued $250.0 million in aggregate principal amount of 2026 Notes. The 2026 Notes are general unsecured obligations, bear interest at an annual rate of 2.25% per year, payable semi-annually on February 15 and August 15, and mature on February 15, 2026, unless earlier converted, redeemed or repurchased. The 2026 Notes are governed by an indenture (the “2026 Indenture”) between us and U.S. Bank National Association, as trustee. After the effect of the share dividend paid in the second quarter of 2022, the conversion rate of the 2026 Notes is 49.2504 ordinary shares per $1,000 principal amount of notes, which represents a conversion price of approximately $20.30 per ordinary share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 2026 Indenture. On January 18, 2023, we exchanged $150.0 million principal amount of 2026 Notes for $150.0 million principal amount of new 2029 Notes. As a result, as of August 25, 2023, $100.0 million in aggregate principal amount of 2026 Notes remain outstanding. See “Convertible Senior Notes Exchange.”
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
ii.during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “2026 Notes Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the 2026 Notes Measurement Period was less than 98% of the product of the last reported sale price per ordinary share on such trading day and the conversion rate on such trading day;
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
Convertible Senior Note Interest
Unamortized debt discount and issuance costs are amortized over the terms of our 2026 Notes and 2029 Notes using the effective interest method. As of August 25, 2023 and August 26, 2022, the effective interest rate for our 2026 Notes was 2.83% and 7.06%, respectively. As of August 25, 2023, the effective interest rate for our 2029 Notes was 2.40%. Aggregate interest expense for our convertible notes consisted of contractual stated interest and amortization of discount and issuance costs and included the following:

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
Contractual stated interest	$5,397	$5,609	$5,609
Amortization of discount and issuance costs	1,160	9,031	8,419
	$6,557	$14,640	$14,028
As of August 26, 2022, the carrying amount of the equity components of the 2026 Notes, which was included in additional paid-in-capital, was $50.8 million. As of the beginning of 2023, we adopted ASU 2020-06. In connection therewith, we reclassified $32.2 million from additional paid-in-capital to long-term debt and $18.6 million from additional paid-in-capital to retained earnings. See “Recently Adopted Accounting Standards.”
LED Earnout Note
Part of our consideration for the acquisition of the LED Business in March 2021 was the possibility of an earnout payment of up to $125 million based on the revenue and gross profit performance of the LED Business in Cree’s first four full fiscal quarters following the closing, with a minimum payment of $2.5 million. In the third quarter of 2022, we issued an unsecured promissory note to Cree for this earnout in the amount of $101.8 million. The LED Earnout Note bore interest at LIBOR plus 3.0%, payable quarterly, and was scheduled to mature on March 27, 2025. In the first quarter of 2023, and substantially simultaneously with entering into the Incremental Amendment, we repaid in full the $101.8 million outstanding under the LED Earnout Note. In connection with our prepayment of the LED Earnout Note, we recognized a gain of $0.8 million in the first quarter of 2023, which is included in other non-operating income in the accompanying consolidated statements of operations.
LED Purchase Price Note
In connection with the acquisition of the LED Business in March 2021, we issued an unsecured promissory note to Cree in the amount of $125 million. The LED Purchase Price Note bore interest at LIBOR plus 3.0%, payable quarterly, and was due on August 15, 2023. In the second quarter of 2022, we repaid in full the LED Purchase Price Note.
Maturities of Debt
As of August 25, 2023, maturities of debt were as follows:

2024	$36,056
2025	28,845
2026	128,845
2027	457,904
2028	—
2029 and thereafter	150,000
Less unamortized discount and issuance costs	(11,212)
$790,438

Leases
As of August 25, 2023 and August 26, 2022, we had operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
Fixed lease cost	$16,574	$12,116	$8,313
Variable lease cost	1,386	1,508	1,445
Short-term lease cost	2,266	466	288
	$20,226	$14,090	$10,046
Cash flows used for operating activities in 2023, 2022 and 2021 included payments for operating leases of $7.7 million, $9.0 million and $6.5 million, respectively. Acquisitions of right-of-use assets were $10.8 million, $47.6 million and $22.3 million in 2023, 2022 and 2021, respectively.
As of August 25, 2023 and August 26, 2022, the weighted-average remaining lease term for our operating leases was 10.5 years and 11.3 years, respectively, and the weighted-average discount rate was 6.0% and 5.9%, respectively. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms.
As of August 25, 2023, minimum payments of lease liabilities were as follows:

2024	$13,537
2025	11,459
2026	9,878
2027	7,678
2028	7,901
2029 and thereafter	54,395
104,848
Less imputed interest	(28,329)
Present value of total lease liabilities	$76,519
Commitments and Contingencies
Commitments
As of August 25, 2023, we had commitments of $54.1 million for purchase obligations, a substantial majority of which will be due within one year. Purchase obligations include payments for the acquisition of inventories, property and equipment and other goods or services of either a fixed or minimum quantity.
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

Contingencies
From time to time, we may be involved in legal matters that arise in the normal course of business. Litigation in general, and intellectual property, employment and shareholder litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made.
Equity
SGH Shareholders’ Equity
Share Dividend
On January 3, 2022, our Board of Directors declared a share dividend of one ordinary share, $0.03 par value per share, for every one outstanding ordinary share owned to shareholders of record as of January 25, 2022. The dividend was paid on February 1, 2022.
Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. In 2023 and 2022, we repurchased 0.5 million and 2.6 million shares, respectively, for $8.4 million and $50.0 million, respectively, under the repurchase authorization.
Other Share Repurchases
Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as ordinary share repurchases. We repurchased 506 thousand, 240 thousand and 153 thousand ordinary shares as payment of withholding taxes for $10.9 million, $7.2 million and $4.2 million in 2023, 2022 and 2021, respectively.
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
2029 Capped Calls
On January 18, 2023, in connection with the offering of the 2029 Notes, we entered into privately negotiated capped call transactions (the “2029 Capped Calls”). The 2029 Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2029 Notes, the aggregate number of ordinary shares that initially underlie the 2029 Notes and are expected generally to reduce potential dilution to our ordinary shares upon any conversion of the 2029 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2029 Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price. The cap price of the 2029 Capped Calls is initially $29.1375 per share, which represented a premium of 75% over the last reported sale price of our ordinary shares on January 18, 2023. The cost of the 2029 Capped Calls, which are considered capital transactions, was $15.1 million and was recognized as a decrease to additional paid-in capital in the second quarter of 2023.
The 2029 Capped Calls are separate transactions, each between the Company and the counterparties to the 2029 Capped Calls, and are not part of the terms of the 2029 Notes and do not affect any holder’s rights under the 2029 Notes or the 2029 Indenture. Holders of the 2029 Notes do not have any rights with respect to the 2029 Capped Calls.

2026 Capped Calls
In February 2020, in connection with the offering of the our 2026 Notes, we entered into capped call transactions (“2026 Capped Calls”), at arms-length, which have initial strike prices of approximately $20.30 per share, subject to certain adjustments, corresponding to the initial conversion price of the 2026 Notes, and initial cap prices of $27.07 per share, which are subject to certain adjustments. The 2026 Capped Calls cover, subject to anti-dilution adjustments, approximately 12.3 million ordinary shares of the Company and are generally intended to reduce the potential economic dilution upon any conversion of 2026 Notes and/or offset any potential cash payments we may be required to make in excess of the principal amount of converted 2026 Notes, as the case may be, with such reduction and/or offset subject to a cap based on the cap price. The 2026 Capped Calls expire February 15, 2026 (the maturity date of the 2026 Notes), subject to earlier exercise. The 2026 Capped Calls are subject to either adjustment or termination upon the occurrence of specified extraordinary events affecting the Company, including mergers, tender offers and delistings involving the Company. In addition, the 2026 Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the 2026 Capped Calls, including insolvency filings and hedging disruptions.
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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for 2023 was as follows:

	Cumulative Translation Adjustment	Gains (Losses) on Derivative Instruments	Gains (Losses) on Investments	Total
As of August 26, 2022	$(221,655)	$—	$—	$(221,655)

Other comprehensive income (loss) before reclassifications	15,686	112	5	15,803
Reclassifications out of accumulated other comprehensive income	—	(112)	—	(112)
Other comprehensive income (loss)	15,686	—	5	15,691
As of August 25, 2023	$(205,969)	$—	$5	$(205,964)
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

Fair Value Measurements

	As of August 25, 2023		As of August 26, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Liabilities:
Amended 2027 TLA	$551,648	$544,943	$273,281	$269,304
2029 Notes	195,426	146,886	—	—
2026 Notes	131,864	98,609	290,223	213,023
LED Earnout Note	—	—	96,412	101,824
The fair values of the Amended 2027 TLA and LED Earnout Note, as measured on a non-recurring basis, were estimated based on Level 2 measurements, including discounted cash flows and interest rates based on similar debt issued by parties with credit ratings similar to ours. The fair values of the 2029 Notes and the 2026 Notes, as measured on a non-recurring basis, was determined based on Level 2 measurements, including the trading prices of the 2029 Notes and the 2026 Notes.
As of August 25, 2023, the carrying value of the Stratus Earnout of $50.0 million approximated its fair value.
Equity Plans
Our Amended and Restated 2017 Share Incentive Plan (the “2017 Plan”) provides for the issuance of equity awards to our employees, directors and consultants. Such awards include both incentive and non-qualified options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”) and performance-based awards, such as performance-based restricted stock awards (“PRSAs”) and performance-based restricted share units (“PSUs”). As of August 25, 2023, 3.9 million of our ordinary shares were available for issuance under the 2017 Plan.
Our 2021 Share Inducement Plan (the “Inducement Plan” and together with the 2017 Plan, our “SGH Plans”) provides for the issuance of equity awards to provide inducements for certain individuals to enter into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Marketplace Rules, and to motivate such persons to contribute to, and to enable them to share in, any long-term growth and financial success we may experience. Such awards include options, share appreciation rights, RSAs, RSUs and performance-based awards such as PRSAs and PSUs. As of August 25, 2023, 1.8 million of our ordinary shares were available for issuance under the Inducement Plan.
Our employee share purchase plan (“ESPP”) has been offered to substantially all employees since April 2018 and generally permits eligible employees to purchase our ordinary shares through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. As of August 25, 2023, 1.9 million of our ordinary shares were available for issuance under the ESPP.
Options and RSUs generally vest over a period of four years, and options generally have a ten-year term.
The disclosures related to our restricted awards, share options and employee share purchase plan include both our continuing and discontinued operations.
Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of August 26, 2022	4,878	$20.47	$94,052
Granted	2,579	$17.77
Vested	(1,854)	$18.55
Forfeited and cancelled	(698)	$22.21
Outstanding as of August 25, 2023	4,905	$19.53	$117,327

Restricted Award activity was as follows:

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
Awards granted	2,579	1,642	4,651
Weighted-average grant date fair value per share	$17.77	$25.73	$19.59
Aggregate vesting date fair value of shares vested	$31,686	$49,821	$21,381
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
As of August 25, 2023, total unrecognized compensation costs for unvested Restricted Awards was $83.3 million, which was expected to be recognized over a weighted-average period of 2.5 years.
Share Options
As of August 25, 2023, there were 1.0 million share options outstanding, which are generally exercisable in increments of either one-fourth or one-third per year beginning one year from the date of grant. Share options generally expire seven to ten years from the date of grant. The total intrinsic value for options exercised was $19.9 million, $6.3 million and $8.6 million in 2023, 2022 and 2021, respectively.

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of August 26, 2022	3,274	$15.32	5.22	$14,429
Granted	—	$—
Exercised	(2,215)	$16.43
Forfeited and cancelled	(85)	$18.23
Outstanding as of August 25, 2023	974	$12.55	5.27	$11,077

Exercisable as of August 25, 2023	773	$12.61	4.83	$8,741
Share option activity was as follows (no share options were granted in 2023 or 2022):

Year ended	August 27, 2021
Share options granted	500
Weighted-average grant-date fair value per share	$6.65
Average expected term in years	6.25
Weighted-average expected volatility	52.07%
Weighted-average risk-free interest rate	0.49%
Expected dividend yield	—%

The fair value of share options is estimated on the date of grant using the Black-Scholes option pricing model. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies. The expected term of options granted represents the weighted-average period of time that options granted are expected to be outstanding. We apply the simplified approach in which the expected term is the mid-point between the vesting date and the expiration date. The risk-free interest rate is based on the average U.S. Treasury yield curve at the end of the quarter in which the option was granted.
As of August 25, 2023, total aggregate unrecognized compensation costs for unvested options was $1.2 million, which was expected to be recognized over a weighted-average period of 0.9 years.
Employee Share Purchase Plan
The SMART Global Holdings, Inc. Employee Share Purchase Plan has been offered to substantially all employees since April 2018 and generally permits eligible employees to purchase our ordinary shares through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. The purchase price of shares under the ESPP equals 85% of the lower of the fair market value of our ordinary shares on either the first or last day of each offering period, which is generally six months. Compensation expense is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes option valuation model and is recognized over the offering period. Under the ESPP, employees purchased 602 thousand ordinary shares for $6.6 million in 2023, 307 thousand shares for $6.5 million in 2022 and 353 thousand shares for $3.6 million in 2021.
Share-Based Compensation Expense
Share-based compensation expense for our continuing operations was as follows:

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
Share-based compensation expense by caption:
Cost of sales	$6,334	$6,296	$3,871
Research and development	6,016	5,868	3,860
Selling, general and administrative	26,878	25,120	23,230
	$39,228	$37,284	$30,961
Income tax benefits for share-based awards were $6.7 million in 2023 and were de minimis in 2022 and 2021. The increase in tax benefit recognized in 2023 was due to the release of the U.S. federal and state valuation allowance on share-based compensation deferred tax assets.
Employee Savings and Retirement Plan
We have a 401(k) retirement plan under which U.S. employees may make contributions, subject to Internal Revenue Service annual contribution limits, to various savings alternatives, none of which include direct investment in the Company’s ordinary shares. We may make matching contributions, which vest immediately, at our discretion. Contribution expense for our 401(k) plan was $4.6 million, $4.4 million and $3.4 million in 2023, 2022 and 2021, respectively.
Revenue and Customer Contract Balances
We disaggregate revenue by segment and geography and by product and service revenue. See “Segment and Other Information.”
Net Sales and Gross Billings
We provide certain logistics services on an agent basis, whereby we procure materials and services on behalf of our customers and then resell such materials and services to our customers. Our materials logistics business includes procurement, logistics, inventory management, temporary warehousing, kitting and/or packaging services. While we take title to inventory under such arrangements, control of such inventory does not transfer to us as we do not, at any point, have the ability to direct the use, and thereby obtain the benefits of, the inventory.

Gross amounts invoiced to customers in connection with these agent services include amounts related to the services performed by us in addition to the cost of the materials and services procured. However, only the amount related to the agent component is recognized as revenue in our results of operations. We generally recognize revenue for these procurement, logistics and inventory management services upon the completion of such services, which typically occurs at the time of shipment of product to the customer. The cost of materials and services invoiced to our customers under these arrangements, but not recognized as revenue or cost of sales in our results of operations, were as follows:

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
Cost of materials and services invoiced in connection with logistics services	$765,796	$1,601,289	$751,985
Sales to related parties were de minimus in 2023 and 2022 and were $76.5 million in 2021.
Customer Contract Balances

As of	August 25, 2023	August 26, 2022
Contract assets (1)	$—	$1,322

Contract liabilities: (2)
Deferred revenue (3)	$69,326	$39,676
Customer advances	5,565	24,125
	$74,891	$63,801
(1)Contract assets are included in other current assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customer is expected to take control of the asset or receive the benefit of the service.
(3)Deferred revenue includes $10.9 million and $23.3 million as of August 25, 2023 and August 26, 2022, respectively, related to contracts that contain termination rights.
Contract assets represent amounts recognized as revenue for which we do not have the unconditional right to consideration. As of August 25, 2023, there were no contract assets remaining to be invoiced from August 26, 2022.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of August 25, 2023, we expect to recognize revenue of $48.1 million of the balance of $69.3 million in the next 12 months and the remaining amount thereafter. In 2023, we recognized revenue of $30.0 million from satisfying performance obligations related to amounts included in deferred revenue as of August 26, 2022.
Customer advances represent amounts received from customers for advance payments to secure product. In 2023, we recognized revenue of $24.0 million from satisfying performance obligations related to amounts included in customer advances as of August 26, 2022.
As of August 25, 2023 and August 26, 2022, other current liabilities included $12.5 million and $15.4 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In 2023, we initiated plans that included workforce reductions and the elimination of certain projects across our businesses. In connection therewith, we recorded restructure charges of $7.0 million in 2023, primarily for employee severance costs and other benefits as well as lease impairment charges. We anticipate that these activities will continue into future quarters and anticipate recording additional restructure charges. As of August 25, 2023, $1.4 million remained unpaid, which is expected to be paid in 2024.

Other Non-operating (Income) Expense

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
Loss (gain) on extinguishment of debt	$15,924	$653	$—
Loss (gain) on disposition of assets	(2,986)	213	17
Other	(1,101)	(516)	(599)
	$11,837	$350	$(582)
In the second quarter of 2023, we recognized a loss in connection with the extinguishment of $150.0 million of our 2026 Notes. See “Debt – Convertible Senior Notes – Convertible Senior Notes Exchange.”
Income Taxes
Income (loss) before provision for income taxes consisted of the following:

	August 25, 2023	August 26, 2022	August 27, 2021
Income (loss) before income taxes:
U.S.	$20,118	$12,405	$(28,326)
Non-U.S.	(59,631)	30,076	(3,939)
	$(39,513)	$42,481	$(32,265)
Income tax provision (benefit) consisted of the following:

	August 25, 2023	August 26, 2022	August 27, 2021
Income tax provision (benefit):
Current:
Federal	$3,253	$1,100	$—
State	2,417	1,772	623
Foreign	8,418	15,213	11,020
	14,088	18,085	11,643
Deferred:
Federal	(51,540)	259	(13)
State	(6,998)	43	3
Foreign	(4,753)	(313)	(1,944)
	(63,291)	(11)	(1,954)
Income tax provision (benefit)	$(49,203)	$18,074	$9,689

In applying the statutory tax rate in the effective income tax rate reconciliation, we used the U.S. statutory tax rate, rather than the Cayman Islands zero percent tax rate. The table below reconciles our tax provision (benefit) based on the U.S. federal statutory rate to our effective tax rate:

Year ended	August 25, 2023		August 26, 2022		August 27, 2021
Statutory tax rate	$(8,298)	21.0%	$8,921	21.0%	$(6,776)	21.0%
Foreign income taxes at different rates	16,992	(43.0)%	3,887	9.1%	8,016	(24.8)%
State income tax, net of federal benefit	2,793	(7.1)%	1,693	4.0%	(353)	1.1%
Goodwill impairment	2,876	(7.3)%	—	—%	—	—%
Tax on uncertain tax positions	5,679	(14.4)%	95	0.2%	55	(0.2)%
Share-based compensation	(538)	1.4%	(2,681)	(6.3)%	(1,422)	4.4%
Change in valuation allowance	(69,789)	176.6%	3,113	7.3%	10,233	(31.7)%
Non-deductible expenses (non-taxable income)	2,151	(5.4)%	3,422	8.1%	(50)	0.2%
Foreign withholding tax	3,371	(8.5)%	2,368	5.6%	1,493	(4.6)%
Tax credits	(4,339)	11.0%	(2,908)	(6.8)%	(2,068)	6.4%
Other	(101)	0.2%	164	0.3%	561	(1.8)%
Effective tax rate	$(49,203)	124.5%	$18,074	42.5%	$9,689	(30.0)%
For 2023, the primary difference between the statutory tax rate and the effective tax rate was due to a release of the U.S. federal and state valuation allowance. The effective tax rate benefit from the valuation allowance release is offset with detriments associated with losses generated in jurisdictions with rates lower than the U.S. statutory tax rate, increases in reserves for uncertain tax provisions, foreign withholding taxes and book goodwill impairment with no tax basis.
Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes as well as carryforwards. Net deferred tax assets consisted of the following:

As of	August 25, 2023	August 26, 2022
Deferred tax assets:
Accruals and allowances	$15,063	$18,442
Deferred revenue	1,913	2,179
Share-based compensation	3,159	6,073
Research and other tax credit carryforwards	5,759	9,686
Capitalized research and development (1)	12,588	—
Operating lease liabilities	17,671	13,405
Tax amortizable goodwill	16,040	17,561
Interest carryforward	22,355	—
Loss carryforwards	10,474	22,422
Gross deferred tax assets	105,022	89,768
Valuation allowance	(2,663)	(52,267)
Net deferred tax assets	102,359	37,501

Deferred tax liabilities:
Operating right-of-use assets	15,650	12,693
Property and equipment	11,846	15,357
Intangible assets	417	8,348
Other liabilities	1,152	—
Gross deferred tax liabilities	29,065	36,398
Net deferred tax assets	$73,294	$1,103

Reported as:
Deferred tax assets	$74,085	$4,576
Deferred tax liabilities (included in other noncurrent liabilities)	791	3,473
Net deferred tax assets	$73,294	$1,103

(1)As required by the 2017 Tax Cuts and Jobs Act, effective for the period ended August 25, 2023, our research and development expenditures were capitalized and amortized, which resulted in substantially higher cash taxes for 2023 with an equal amount of deferred tax benefit.
We regularly assess the recoverability of our deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have no carryback ability, and therefore we must rely on future taxable income, including tax planning strategies and future reversals of taxable temporary differences, to support their realizability. In our assessment for the period ended August 25, 2023, we concluded that it was more likely than not that all deferred tax assets related to U.S. federal ordinary income and states, with the exception of certain acquired state tax attributes, will be realizable.
In reaching the conclusion that deferred tax assets related to U.S. federal and states will be realizable, we considered, among other things, three significant pieces of positive evidence occurring during the year ended August 25, 2023: (1) achieving three-year cumulative earnings, (2) recent use of deferred tax assets including available tax attribute carryforwards and (3) forecasted growth and profitability. Therefore, in the year ended August 25, 2023 we released $69.8 million of valuation allowance. We continue to maintain a valuation allowance against certain state tax attributes due to expected annual limitations on utilization which causes uncertainty regarding the realizability of these deferred tax assets. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets.
As of August 25, 2023, we had U.S. federal and state net operating loss carryforwards of $32.1 million and $41.9 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2025 and the state net operating loss carryforwards will begin to expire in 2028. In addition, we had U.S. federal and state research and development credit carryforwards of $17.5 million and $5.4 million, respectively, and $2.1 million of foreign tax credit carryforwards. If not utilized, the federal research and foreign tax credits will begin to expire in 2032. If not utilized, $2.0 million of the state credits will begin to expire in 2029, while $3.4 million of state credits do not expire. In addition, we had Section 163(j) interest expense carryforwards of $101.0 million from the acquisition of Stratus, which do not expire. Lastly, we had net operating loss carryforwards in Hong Kong of $18.6 million which does not expire.
Certain U.S. federal and state carryforwards are subject to an annual limitation under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). Further, under Section 382 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” (including groups of shareholders) that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our net operating loss, tax credit and section 163(j) interest expense carryforwards are subject to limitations per Sections 382 and 383 of the Code. We have experienced ownership changes in the past, and we may experience ownership changes in the future, as a result of future transactions in our ordinary shares, some changes of which may be outside our control. As a result, our ability to use our pre-change net operating loss, tax credit and section 163(j) interest expense carryforwards to offset post-change U.S. federal and state taxable income may be subject to additional limitations.
Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, (“Tax Act”), as modified in 2020 by the Coronavirus Aid, Relief, and the Economic Security Act (“CARES Act”) changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income beginning after December 31, 2020. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited, with the exception of carrybacks reinstated by the CARES Act. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations.

Activity related to our deferred tax valuation allowance was as follows:

	Balance at Beginning of Period	Charged (Credited) to Operations	Charged to Other Accounts (1)	Business Acquisitions	Balance at End of Period
Year ended August 27, 2021	$38,921	$10,233	$—	$—	$49,154
Year ended August 26, 2022	49,154	3,113	—	—	52,267
Year ended August 25, 2023	52,267	(69,789)	(4,073)	24,258	2,663
(1)During the period ended August 25, 2023, SMART Embedded Computing B.V. entered liquidation, resulting in the existing Netherlands, NOL carryforwards being considered to have a remote likelihood of being utilized. Accordingly, a deferred tax asset of $4.1 million was written off and the related full valuation allowance was released.
We choose to maintain flexibility to pull excess cash from all jurisdictions where needed, except the U.S. group, to manage debt balances. Provisions have been made for deferred income taxes on undistributed earnings of foreign subsidiaries to the extent that dividend payments by such foreign subsidiaries are expected to result in additional tax liability, which is primarily related to foreign withholding taxes which are not individually or cumulatively significant.
We have operations in Malaysia, where we have tax incentive arrangements for our pioneer status activities and our global supply chain operations. The statutory rate for Malaysia is 24%. These arrangements are scheduled to expire in August 2028 and are subject to certain conditions, for which we have complied in 2023, 2022 and 2021. The effect of the tax incentive arrangements noted above reduced our income tax provision by $10.4 million (benefiting our diluted earnings per share by $0.20) in 2023, $10.0 million ($0.18 per diluted share) in 2022 and $4.6 million ($0.10 per diluted share) in 2021.
Below is a reconciliation of the beginning and ending amounts of our unrecognized tax benefits:

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
Beginning unrecognized tax benefits	$18,920	$17,454	$16,514
Acquired balances	871	—	—
Increases related to prior year tax provisions	6,271	—	—
Increases related to current year tax provisions	4,248	1,678	1,337
Decreases related to prior year tax provisions	(3,468)	(212)	(397)
Lapse of statute of limitation	(1,239)	—	—
Ending unrecognized tax benefits	$25,603	$18,920	$17,454
As of August 25, 2023 and August 26, 2022, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, was $23.0 million and $0.9 million, respectively. Amounts accrued for interest and penalties related to uncertain tax positions were not material for any period presented. The resolution of tax audits or expiration of statute of limitations could also reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months would not be material.
We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states and various foreign jurisdictions throughout the world. We regularly engage in discussions and negotiations with tax authorities regarding tax matters, including transfer pricing, and we continue to defend any and all such claims presented. Our U.S. federal and state tax returns remain open to examination for 2006 through 2022. In addition, tax returns that remain open to examination in non-U.S. subsidiaries, including Malaysia, Brazil, Luxembourg, Ireland, Japan, Hong Kong and China, vary by country. We believe that adequate amounts of taxes and related interest and penalties have been provided and any adjustments as a result of examinations are not expected to materially adversely affect our business, results of operations or financial condition.

Earnings Per Share

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
Net income (loss) from continuing operations	$7,858	$22,372	$(43,150)
Net income (loss) from discontinued operations	(195,384)	44,185	64,460
Net income (loss) attributable to SGH – Basic and Diluted	(187,526)	66,557	21,310

Weighted-average shares outstanding – Basic	49,566	49,467	48,558
Dilutive effect of equity plans and convertible notes	1,756	4,976	—
Weighted-average shares outstanding – Diluted	51,322	54,443	48,558

Basic earnings (loss) per share:
Continuing operations	$0.16	$0.45	$(0.89)
Discontinued operations	(3.94)	0.90	1.33
	$(3.78)	$1.35	$0.44

Diluted earnings (loss) per share:
Continuing operations	$0.15	$0.41	$(0.89)
Discontinued operations	(3.80)	0.81	1.33
	$(3.65)	$1.22	$0.44
Below are unweighted potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

As of	August 25, 2023	August 26, 2022	August 27, 2021
Equity plans	2,238	329	5,380
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
Segment and Other Information
Segment information presented below is consistent with how our chief operating decision maker evaluates operating results to make decisions about allocating resources and assessing performance. We have the following three business units, which are our reportable segments:
•Memory Solutions: Our Memory Solutions group, under our SMART Modular brand, provides high performance and reliable memory solutions through the design, development and advanced packaging of leading-edge to extended lifecycle products. These specialty products are tailored to meet customer-specific requirements across networking and communications, enterprise storage and computing, including server applications and other vertical markets. These products are marketed to OEMs and to commercial and government customers. The Memory Solutions group also offers SMART Supply Chain Services, which provides customized, integrated supply chain services to enable our customers to better manage supply chain planning and execution, reduce costs and increase productivity.
•Intelligent Platform Solutions: Our IPS group, under our Penguin Solutions and newly acquired Stratus Technologies brands, offers specialized platform solutions and services for high-performance computing, artificial intelligence, machine learning, advanced modeling and the internet of things that span the continuum of edge, core and cloud. Our solutions are designed specifically for customers across multiple markets, including government, hyperscale, energy, financial services, health care, education and others.
•LED Solutions: Our LED Solutions group, under our CreeLED brand, offers a broad portfolio of application-optimized LEDs focused on improving lumen density, intensity, efficacy, optical control and/or reliability. Backed by expert design assistance and superior sales support, our LED products enable our customers to develop and market LED-based products for general lighting, video screens and specialty lighting applications.
Segments are determined based on sources of revenue, types of customers and operating performance. There are no differences between the accounting policies for our segment reporting and our consolidated results of operations. Operating expenses directly associated with the activities of a specific segment are charged to that segment. Certain other indirect operating income and expenses are generally allocated to segments based on their respective percentage of net sales. We do not identify (other than goodwill) or report internally our assets nor allocate certain expenses and amortization, interest, other non-operating (income) expense or taxes to segments.

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
Net sales:
Memory Solutions	$443,264	$551,705	$486,205
Intelligent Platform Solutions	749,708	440,986	344,757
LED Solutions	248,278	403,185	224,567
Total net sales	$1,441,250	$1,395,876	$1,055,529

Segment operating income:
Memory Solutions	$73,639	$78,869	$19,530
Intelligent Platform Solutions	110,975	49,450	29,658
LED Solutions	(4,820)	49,142	34,296
Total segment operating income	179,794	177,461	83,484

Unallocated:
Share-based compensation expense	(39,228)	(37,284)	(30,961)
Amortization of acquisition-related intangibles	(44,601)	(23,729)	(20,255)
Flow through of inventory step up	(2,599)	—	(7,090)
Cost of sales-related restructure	(6,813)	—	—
Acquisition and integration expenses	(20,869)	(7,090)	(5,314)
Impairment of goodwill	(19,092)	—	—
Change in fair value of contingent consideration	(29,000)	(41,324)	(32,400)
Restructure charge	(7,047)	(234)	(3,172)
Other	(1,800)	(624)	2
Total unallocated	(171,049)	(110,285)	(99,190)
Consolidated operating income (loss)	$8,745	$67,176	$(15,706)
Depreciation included in segment operating income was as follows:

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
Memory Solutions	$3,891	$5,468	$5,373
Intelligent Platform Solutions	9,196	4,664	3,275
LED Solutions	13,411	12,736	6,034
	$26,498	$22,868	$14,682
Concentrations
Our concentrations of credit risk consists principally of cash and cash equivalents, investments and accounts receivable. Our revenues and related accounts receivable reflect a concentration of activity with certain customers. We generally do not require collateral or other security to support accounts receivable. We perform periodic credit evaluations of our customers to minimize collection risk on accounts receivable and maintain allowances for potentially uncollectible accounts.
A significant portion of our net sales is concentrated with a select number of customers. Sales to our ten largest customers in 2023, 2022 and 2021 were 60%, 62% and 59%, respectively, of total net sales. As of August 25, 2023, there were no customers that accounted for more than 10% of accounts receivable.

Net sales to a number of customers each exceeded 10% of our total net sales in the past three years. Net sales to an IPS customer were 23%, 20% and 15% of total net sales in 2023, 2022 and 2021, respectively. Additionally, net sales to another IPS customer were 11% of total net sales in 2022. Net sales to a Memory Solutions customer were 11% of total net sales in 2022. No other customers accounted for more than 10% of our total net sales in 2023, 2022 and 2021.
We rely on a limited number of suppliers for a significant portion of our raw materials. Purchases from our three largest suppliers in 2023, 2022 and 2021 were $0.6 billion, $1.2 billion and $0.7 billion, respectively. As of August 25, 2023 and August 26, 2022, accounts payable and accrued expenses included $29.5 million and $131.7 million, respectively, for amounts owed to our largest three suppliers for 2023 and 2022, respectively.
Geographic Information
Net sales by geographic area, based on customer ship-to location, were as follows:

Year ended	August 25, 2023	August 26, 2022	August 27, 2021
United States	$877,416	$705,404	$601,728
China	192,104	309,175	213,989
Europe	114,118	116,278	84,216
Other	257,612	265,019	155,596
	$1,441,250	$1,395,876	$1,055,529
Long-lived assets, including property and equipment and right-of-use assets, by geographic area were as follows:

As of	August 25, 2023	August 26, 2022
United States	$127,535	$102,907
China	42,331	52,201
Malaysia	10,324	10,778
Other	6,988	2,645
	$187,178	$168,531
Quarterly Financial Data (Unaudited)
The table below sets forth selected quarterly consolidated financial data from our continuing operations for 2023 and 2022:

	Q4 FY23	Q3 FY23	Q2 FY23	Q1 FY23	Q4 FY22	Q3 FY22	Q2 FY22	Q1 FY22
Net sales	$316,658	$344,418	$388,377	$391,797	$362,459	$349,298	$327,827	$356,292
Gross profit	91,585	100,480	111,008	112,098	94,420	100,645	94,296	101,684
Operating income (loss)	(1,639)	(2,386)	(2,077)	14,847	23,060	26,204	1,553	16,359
Net income (loss) attributable to SGH	64,841	(19,648)	(33,396)	(3,939)	8,862	13,924	(6,602)	6,188

Earnings (loss) per share:
Basic	$1.28	$(0.40)	$(0.68)	$(0.08)	$0.18	$0.28	$(0.13)	$0.13
Diluted	$1.17	$(0.40)	$(0.68)	$(0.08)	$0.18	$0.25	$(0.13)	$0.11
Shares used in per share calculations:
Basic	50,807	49,380	49,116	48,962	49,238	50,095	49,522	49,011
Diluted	55,523	49,380	49,116	48,962	50,504	54,998	49,522	54,635

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of SMART Global Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SMART Global Holdings, Inc. and subsidiaries (the “Company”) as of August 25, 2023 and August 26, 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended August 25, 2023, and the related notes, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 25, 2023 and August 26, 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 25, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 25, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 20, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company had $1.44 billion of revenue for the year ended August 25, 2023 of which $750 million related to the Intelligent Platform Solutions segment (“IPS”).
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s identification of performance obligations and the recognition of revenue as performance obligations are satisfied for the IPS segment included the following, among others:
–We tested the effectiveness of internal controls related to revenue for the IPS segment including those related to the identification of the performance obligations and the recognition of revenue as performance obligations were satisfied.
–We evaluated management’s significant accounting policies related to revenue recognition for compliance with generally accepted accounting principles.
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
•Assessed the terms and conditions in the contractual documents and evaluated the appropriateness of management’s application of their accounting policies in the evaluation of performance obligations and the recognition of revenue as performance obligations are satisfied.
Divestiture of SMART Brazil – Classification of the Assets and Liabilities as Held-For-Sale and Measurement of Impairment Loss - Refer to the Divestiture of SMART Brazil note to the financial statements
Critical Audit Matter Description
On June 13, 2023 the Company entered into an agreement with Shenzhen Longsys Electronics Co., Ltd. (“Longsys”) for the sale of an 81% interest in SMART Brazil (the “disposal group”). As of August 25, 2023 the completion of the transaction remains subject to various regulatory approvals and satisfaction of closing conditions.
In connection with the proposed sale, the net assets of the disposal group were classified as assets held-for-sale. An impairment charge of $153 million was recorded to reduce the carrying amount of the disposal group to its estimated fair value less costs to sell.
We identified the assessment of whether the disposal group meets the criteria as an asset held-for-sale and the determination of the amount of the associated impairment charge as a critical audit matter, as these areas required a high degree of auditor judgment and an increased extent of audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the classification of the Brazil disposal group as held-for-sale and the determination of the impairment charge included the following, among others:
–We tested the effectiveness of internal controls the Company has in place for applying the appropriate technical accounting guidance to record the financial statement impacts of the proposed sale.
–With respect to the Company’s conclusion that the disposal group meets the criteria to be considered held-for-sale:
•We read the agreement entered into between the Company and Longsys on June 13, 2023 regarding the sale of an 81% interest in the disposal group.

•We reviewed management’s analysis of whether the criteria to classify the disposal group as held-for-sale were met as of August 25, 2023.
•In order to assess management’s assertion that it is probable that the disposal will be completed within one year, we made inquiries of relevant personnel in the company’s finance, legal and executive functions regarding the status of the transaction as well as the regulatory and other conditions that need to be met.
–With respect to the determination of the impairment charge:
•With the assistance of professionals in our firm having expertise in accounting for divestitures, we evaluated the appropriateness of the technical accounting guidance used by the Company to record the financial statement impacts of the proposed sale.
•We reviewed management’s determination of the impairment charge, and (i) agreed the carrying value of the disposal group, including amounts related to cumulative translation adjustments, used in such analysis to the underlying accounting records and (ii) assessed whether management’s determination of the estimated fair value of the disposal group was consistent with the terms of the June 13, 2023 agreement between the Company and Longsys.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 20, 2023
We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of August 25, 2023 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act.
On August 29, 2022, we completed the acquisition of Status Technologies. For further discussion of this acquisition, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Business Acquisitions – Stratus Technologies.” The SEC permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude Stratus Technologies from its assessment as of August 25, 2023. Stratus Technologies (excluding acquired intangible assets and goodwill) constituted 12% and 11% of our consolidated total assets and consolidated net sales, respectively, as of and for the year ended August 25, 2023.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 25, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of August 25, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of SMART Global Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SMART Global Holdings, Inc. and subsidiaries (the “Company”) as of August 25, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 25, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 25, 2023, of the Company and our report dated October 20, 2023, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Stratus Technologies, which was acquired on August 29, 2022, and whose financial statements constitute approximately 12% of consolidated total assets (excluding acquired intangible assets and goodwill) and 11% of consolidated net sales of the consolidated financial statement amounts as of and for the year ended August 25, 2023. Accordingly, our audit did not include the internal control over financial reporting at Stratus Technologies.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 20, 2023

Item 9B. Other Information
(a) None.
(b) During the fiscal quarter ended August 25, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
On April 5, 2022, we announced that our Board of Directors approved a $75 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by our Board of Directors at any time. As of August 25, 2023, the remaining dollar value of shares that may be repurchased under this authorization was $16.6 million. Pursuant to the share repurchase authorization, on October 18, 2023, we adopted a Rule 10b5-1 trading arrangement for the repurchase of up to $16 million of our ordinary shares until January 5, 2024, subject to certain price limits and other terms. There is no assurance that any repurchases pursuant to the Rule 10b5-1 trading arrangement will occur.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to our 2023 Proxy Statement for our next Annual General Meeting of Shareholders to be filed with the SEC no later than 120 days after August 25, 2023.
We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website (http://www.sghcorp.com) under “Governance.” The Code of Business Conduct and Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, as amended, and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website (http://www.sghcorp.com) (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to a director or one of these specified officers, the name of such person who is granted the waiver and the date of the waiver.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference to our 2023 Proxy Statement for our next Annual General Meeting of Shareholders to be filed with the SEC no later than 120 days after August 25, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to our 2023 Proxy Statement for our next Annual General Meeting of Shareholders to be filed with the SEC no later than 120 days after August 25, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to our 2023 Proxy Statement for our next Annual General Meeting of Shareholders to be filed with the SEC no later than 120 days after August 25, 2023.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to our 2023 Proxy Statement for our next Annual General Meeting of Shareholders to be filed with the SEC no later than 120 days after August 25, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Financial Statements. See “PART II – Item 8. Financial Statements and Supplementary Data.”
2.Financial Statement Schedules. Certain financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
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
2.6***
Stock Purchase Agreement, dated as of June 13, 2023, by and among SMART Modular Technologies (LX) S.à.r.l., a société à responsabilité limitée governed by the laws of Grand Duchy of Luxembourg, Lexar Europe B.V., a company organized under the laws of The Netherlands, Shenzhen Longsys Electronics Co., Ltd., a company limited by shares governed by the laws of the People’s Republic of China, solely with respect to certain provisions therein, Shanghai Intelligent Memory Semiconductor Co., Ltd., a limited liability company governed by the laws of the People’s Republic of China, and, solely with respect to certain provisions therein, SMART Global Holdings, Inc., a Cayman Islands exempted company
			8-K	001-38102	2.1	06/13/2023
3.1	Second Amended and Restated Memorandum and Articles of Association of SMART Global Holdings, Inc.		10-Q	001-38102	3.1	04/07/2020
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934		10-K	001-38102	4.1	10/25/2021
4.2	Indenture, dated February 11, 2020, between SMART Global Holdings, Inc. and U.S. Bank National Association		8-K	001-38102	4.1	02/11/2020
4.3	Form of 2.25% Convertible Senior Notes due 2026		8-K	001-38102	4.2	02/11/2020
4.4	First Supplemental Indenture with respect to 2.25% Convertible Senior Notes due 2026, dated August 26, 2022, between SMART Global Holdings, Inc. and U.S. Bank National Association, as trustee.		8-K	001-38102	4.1	08/29/2022
4.5	Indenture, dated as of January 23, 2023, between SMART Global Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee.		8-K	001-38102	4.1	01/23/2023
4.6	Form of certificate representing the 2.000% Convertible Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1).		8-K	001-38102	4.2	01/23/2023
10.1*	SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan.		10-Q	001-38102	10.1	06/29/2017

10.2*	Amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan		DEF 14A	001-38102	Exhibit A	12/14/2018
10.3*	Amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan		DEF 14A	001-38102	Exhibit A	12/21/2020
10.4*	SMART Global Holdings, Inc. 2021 Inducement Plan (effective as of February 15, 2021)		8-K	001-38102	99.1	01/22/2021
10.5*	Form of Restricted Share Unit Award Agreement Under the SMART Global Holdings, Inc. 2021 Inducement Plan.		10-Q	001-38102	10.5	04/06/2021
10.6*	SMART Global Holdings, Inc. 2018 Employee Share Purchase Plan		S-8	333-249619	99.3	10/22/2020
10.7*	Offer Letter by and between SMART Global Holdings, Inc. and Mark Adams, dated August 12, 2020		8-K	001-38102	10.1	08/13/2020
10.8*	Amended and Restated Employment Agreement between SMART Modular Technologies, Inc. and Jack Pacheco.		10-Q	001-38102	10.2	03/22/2018
10.9*	Offer Letter by and between SMART Global Holdings, Inc. and Ken Rizvi, dated January 31, 2021		8-K	001-38102	10.1	02/02/2021
10.10*	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors		S-1/A	333-217539	10.1	05/11/2017
10.11*	Amended and Restated Offer Letter by and between SMART Global Holdings, Inc. and David Laurello, dated June 27, 2023	X
10.12*	Transition and Separation Agreement by and among SMART Global Holdings, Inc., SMART Modular Technologies, Inc. and Thierry Pellegrino, dated July 18, 2023	X
10.13*	Independent Director Compensation Policy	X
10.14	Third Amended and Restated Credit Agreement, dated as of March 6, 2020, among SMART Worldwide Holdings, Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the lender parties thereto and Barclays Bank, PLC, as Administrative Agent and as Collateral Agent.		8-K	001-38102	10.1	03/11/2020
10.15	Master Guarantee Agreement, dated as of August 26, 2011, among SMART Modular Technologies (Global Memory Holdings), Inc., SMART Modular Technologies (Global), Inc., SMART Modular Technologies, Inc., the subsidiary guarantors identified therein and JPMorgan Chase Bank, N.A. as Administrative Agent		S-1	333-217539	10.11	04/28/2017
10.16	Collateral Agreement, dated as of August 26, 2011, among SMART Modular Technologies, Inc., the other grantors party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent		S-1	333-217539	10.12	04/28/2017
10.17	Form of Confirmation for the Base Capped Call Transactions		8-K	001-38102	99.1	02/11/2020
10.18	Form of Confirmation for the Additional Capped Call Transactions		8-K	001-38102	99.2	02/11/2020
10.19	Loan, Guaranty and Security Agreement, dated as of December 23, 2020, among SMART Modular Technologies, Inc., SMART Embedded Computing, Inc., and Penguin Computing, Inc., as borrowers, SMART Modular Technologies (DE), Inc., SMART High Reliability Solutions, Inc., Premiere Customs Brokers, Inc., Premiere Logistics, Inc., and SMART Wireless Computing, Inc., as Guarantors, and the financial institutions party thereto from time to time as Lenders, and Bank of America, N.A. as the agent for the lenders.		8-K	001-38102	10.1	12/29/2020
10.20	Promissory Note, dated March 1, 2021, made by SMART Global Holdings, Inc. in favor of CreeLED, Inc.		8-K	001-38102	10.1	03/03/2021
10.21	Form of Earnout Note		8-K	001-38102	10.2	03/03/2021
10.22	Credit Agreement, dated as of February 7, 2022, by and among SMART Global Holdings, Inc., SMART Modular Technologies, Inc., the lenders party thereto and Citizens Bank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank.		8-K	001-38102	10.1	02/08/2022
10.23	Promissory Note, dated June 24, 2022, made by CreeLED, Inc. in favor of Wolfspeed, Inc.		8-K	001-38102	10.1	06/29/2022

10.24***	First Amendment to Credit Agreement, dated as of August 29, 2022, by and among SMART Global Holdings, Inc., SMART Modular Technologies, Inc., the lenders party thereto and Citizens Bank, N.A., as administrative agent, and acknowledged and agreed to by the subsidiary loan parties party thereto.		8-K	001-38102	10.1	08/29/2022
10.25	Form of confirmation for the Capped Call Transactions.		8-K	001-38102	10.1	08/29/2022
21.1	List of Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Constitutes a management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
***	The schedules and exhibits to the Incremental Amendment have been omitted from this filing pursuant to Item 601(b)(10)(iv) of Regulation S-K. Registrant will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.
****
The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART Global Holdings, Inc.
Date: October 20, 2023	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer

Date: October 20, 2023	By:	/s/ Ken Rizvi
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

/s/ Mark Adams	President, Chief Executive Officer and Director	October 20, 2023
Mark Adams	(Principal Executive Officer)

/s/ Ken Rizvi	Senior Vice President and Chief Financial Officer	October 20, 2023
Ken Rizvi	(Principal Financial and Accounting Officer)

/s/ Penelope Herscher	Chairperson of the Board of Directors	October 20, 2023
Penelope Herscher

/s/ Randy Furr	Director	October 20, 2023
Randy Furr

/s/ Bryan Ingram	Director	October 20, 2023
Bryan Ingram

/s/ Sandeep Nayyar	Director	October 20, 2023
Sandeep Nayyar

/s/ Mark Papermaster	Director	October 20, 2023
Mark Papermaster

/s/ Mary Puma	Director	October 20, 2023
Mary Puma

/s/ Maximiliane Straub	Director	October 20, 2023
Maximiliane Straub

