Form 10-Q
period 2023-12-01
SMART Global Holdings, Inc.
filed 2024-01-09
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 1, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 2, 2024, the registrant had 51,830,117 ordinary shares outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements include, but are not limited to, statements regarding our future financial or operating performance, the extent and timing of future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “potential,” “should” and similar words and the negatives thereof. These forward-looking statements are based on our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, global business and economic conditions and growth trends in technology industries, our customer markets and various geographic regions; uncertainties in the geopolitical environment; the ability to manage our cost structure; disruptions in our operations or supply chain; changes in trade regulations or adverse developments in international trade relations and agreements; changes in currency exchange rates; overall information technology spending; appropriations for government spending; the success of our strategic initiatives including additional investments in new products and additional capacity; acquisitions of companies or technologies and the failure to successfully integrate and operate them or customers’ negative reactions to them; incurring unanticipated costs following the completion of the sale of our SMART Brazil business; issues, delays or complications in integrating the operations of Stratus Technologies; limitations on or changes in the availability of supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; our dependence on a select number of customers and the timing and volume of customer orders; production or manufacturing difficulties; competitive factors; technological changes; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the LED market; changes to applicable tax regimes or rates; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; and the continuing availability of borrowings under term loans and revolving lines of credit and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023, this Quarterly Report and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. Such risks, uncertainties and factors as outlined above and in such filings do not constitute all risks, uncertainties and factors that could cause actual results of our Company to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We do not intend, and have no obligation, to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report, except as required by law.
About This Quarterly Report
As used herein, “SGH,” “Company,” “Registrant,” “we,” “our,” “us” or similar terms refer to SMART Global Holdings, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2024 and 2023 contain 53 weeks and 52 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated.
SGH, SMART Global Holdings, SMART Modular Technologies, SMART, the SMART logo, Intelligent Platform Solutions, Penguin Computing, Penguin Edge, Penguin Solutions, the Penguin Computing logo, CreeLED, J Series, XLamp, Stratus, Stratus Technologies, the Stratus Logo and our other trademarks or service marks appearing in this Quarterly Report are our trademarks or registered trademarks. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report are the property of their respective holders.

3

PART I. Financial Information
Item 1. Financial Statements

SMART Global Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(Unaudited)

As of	December 1, 2023	August 25, 2023
Assets
Cash and cash equivalents	$529,059	$365,563
Short-term investments	24,385	25,251
Accounts receivable, net	170,590	219,247
Inventories	208,441	174,977
Other current assets	54,373	51,790
Current assets of discontinued operations	—	70,574
Total current assets	986,848	907,402
Property and equipment, net	112,328	118,734
Operating lease right-of-use assets	64,637	68,444
Intangible assets, net	150,283	160,185
Goodwill	161,958	161,958
Deferred tax assets	74,365	74,085
Other noncurrent assets	80,446	15,150
Total assets	$1,630,865	$1,505,958

Liabilities and Equity
Accounts payable and accrued expenses	$219,082	$182,035
Current debt	28,511	35,618
Deferred revenue	39,096	48,096
Acquisition-related contingent consideration	50,000	50,000
Other current liabilities	32,115	32,731
Current liabilities of discontinued operations	—	77,770
Total current liabilities	368,804	426,250
Long-term debt	748,299	754,820
Noncurrent operating lease liabilities	64,407	66,407
Other noncurrent liabilities	33,346	29,248
Total liabilities	1,214,856	1,276,725

Commitments and contingencies

SMART Global Holdings shareholders’ equity:
Ordinary shares, $0.03 par value; authorized 200,000 shares; 58,447 shares issued and 51,906 outstanding as of December 1, 2023; 57,542 shares issued and 51,901 outstanding as of August 25, 2023	1,753	1,726
Additional paid-in capital	491,145	476,703
Retained earnings	62,536	82,457
Treasury shares, 6,541 and 5,641 shares held as of December 1, 2023 and August 25, 2023, respectively	(145,577)	(132,447)
Accumulated other comprehensive income (loss)	303	(205,964)
Total SGH shareholders’ equity	410,160	222,475
Noncontrolling interest in subsidiary	5,849	6,758
Total equity	416,009	229,233
Total liabilities and equity	$1,630,865	$1,505,958
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 1, 2023	November 25, 2022
Net sales:
Products	$206,430	$316,508
Services	67,817	75,289
Total net sales	274,247	391,797
Cost of sales:
Products	163,413	251,291
Services	27,984	28,408
Total cost of sales	191,397	279,699
Gross profit	82,850	112,098

Operating expenses:
Research and development	21,389	24,072
Selling, general and administrative	57,217	67,708
Change in fair value of contingent consideration	—	3,700
Other operating (income) expense	2,939	1,771
Total operating expenses	81,545	97,251
Operating income (loss)	1,305	14,847

Non-operating (income) expense:
Interest expense, net	9,559	8,494
Other non-operating (income) expense	(576)	(1,362)
Total non-operating (income) expense	8,983	7,132
Income (loss) before taxes	(7,678)	7,715

Income tax provision (benefit)	3,534	11,322
Net income (loss) from continuing operations	(11,212)	(3,607)
Net income (loss) from discontinued operations	(8,148)	8,931
Net income (loss)	(19,360)	5,324
Net income attributable to noncontrolling interest	561	332
Net income (loss) attributable to SGH	$(19,921)	$4,992

Basic earnings (loss) per share:
Continuing operations	$(0.23)	$(0.08)
Discontinued operations	(0.15)	0.18
	$(0.38)	$0.10
Diluted earnings (loss) per share:
Continuing operations	$(0.23)	$(0.08)
Discontinued operations	(0.15)	0.18
	$(0.38)	$0.10
Shares used in per share calculations:
Basic	52,068	48,962
Diluted	52,068	48,962

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	December 1, 2023	November 25, 2022
Net income (loss)	$(19,360)	$5,324
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(6,142)	(2,008)
Cumulative translation adjustment reclassified to net income	212,397	—
Gains (losses) on derivative instruments	—	20
Gains (losses) on investments	12	(7)
Comprehensive income (loss)	186,907	3,329
Comprehensive income attributable to noncontrolling interest	561	332
Comprehensive income (loss) attributable to SGH	$186,346	$2,997
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 25, 2023	57,542	$1,726	$476,703	$82,457	$(132,447)	$(205,964)	$222,475	$6,758	$229,233
Net income (loss)	—	—	—	(19,921)	—	—	(19,921)	561	(19,360)
Other comprehensive income (loss)	—	—	—	—	—	206,267	206,267	—	206,267
Shares issued under equity plans	905	27	3,428	—	—	—	3,455	—	3,455
Repurchase of ordinary shares	—	—	—	—	(13,130)	—	(13,130)	—	(13,130)
Share-based compensation expense	—	—	11,014	—	—	—	11,014	—	11,014
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,470)	(1,470)
As of December 1, 2023	58,447	$1,753	$491,145	$62,536	$(145,577)	$303	$410,160	$5,849	$416,009

	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 26, 2022	52,880	$1,586	$448,112	$251,344	$(107,776)	$(221,655)	$371,611	$6,935	$378,546
Net income	—	—	—	4,992	—	—	4,992	332	5,324
Other comprehensive income (loss)	—	—	—	—	—	(1,995)	(1,995)	—	(1,995)
Shares issued under equity plans	1,060	32	3,910	—	—	—	3,942	—	3,942
Repurchase of ordinary shares	—	—	—	—	(4,659)	—	(4,659)	—	(4,659)
Share-based compensation expense	—	—	10,412	—	—	—	10,412	—	10,412
Adoption of ASU 2020-06	—	—	(50,822)	18,639	—	—	(32,183)	—	(32,183)
As of November 25, 2022	53,940	$1,618	$411,612	$274,975	$(112,435)	$(223,650)	$352,120	$7,267	$359,387
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Three Months Ended	December 1, 2023	November 25, 2022
Cash flows from operating activities
Net income (loss)	$(19,360)	$5,324
Net income (loss) from discontinued operations	(8,148)	8,931
Net loss from continuing operations	(11,212)	(3,607)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
Depreciation expense and amortization of intangible assets	17,654	17,049
Amortization of debt discount and issuance costs	1,042	1,069
Share-based compensation expense	10,970	9,981
Change in fair value of contingent consideration	—	3,700
Loss on extinguishment of debt	—	(767)
Deferred income taxes, net	(282)	1,718
Other	664	357
Changes in operating assets and liabilities:
Accounts receivable	48,658	123,097
Inventories	(33,464)	(102,047)
Other assets	2,102	(6,828)
Accounts payable and accrued expenses and other liabilities	23,581	(54,749)
Payment of acquisition-related contingent consideration	—	(73,724)
Net cash provided by (used for) operating activities from continuing operations	59,713	(84,751)
Net cash provided by (used for) operating activities from discontinued operations	(28,235)	10,766
Net cash provided by (used for) operating activities	31,478	(73,985)

Cash flows from investing activities
Capital expenditures and deposits on equipment	(4,648)	(7,991)
Proceeds from maturities of investment securities	9,665	—
Purchases of held-to-maturity investment securities	(8,469)	—
Acquisition of business, net of cash acquired	—	(210,273)
Other	(188)	(1,759)
Net cash used for investing activities from continuing operations	(3,640)	(220,023)
Net cash provided by (used for) investing activities from discontinued operations	118,938	(3,620)
Net cash provided by (used for) investing activities	115,298	(223,643)

Cash flows from financing activities
Proceeds from debt	—	295,287
Proceeds from issuance of ordinary shares	3,455	3,942
Payment of acquisition-related contingent consideration	—	(28,100)
Payments to acquire ordinary shares	(13,130)	(4,659)
Repayments of debt	(14,423)	(3,606)
Distribution to noncontrolling interest	(1,470)	—
Other	(582)	(788)
Net cash provided by (used for) financing activities from continuing operations	(26,150)	262,076
Net cash used for financing activities from discontinued operations	(606)	(97)
Net cash provided by (used for) financing activities	(26,756)	261,979

Effect of changes in currency exchange rates	(1,025)	205
Net increase (decrease) in cash and cash equivalents	118,995	(35,444)
Cash and cash equivalents at beginning of period	410,064	363,065
Cash and cash equivalents at end of period	$529,059	$327,621

Cash and cash equivalents at end of period:
Continuing operations	$529,059	$284,398
Discontinued operations	—	43,223
	$529,059	$327,621
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of SMART Global Holdings, Inc. and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023 and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023.
Presentation of SMART Brazil as Discontinued Operations: On June 13, 2023, we entered into an agreement to divest of an 81% interest in SMART Modular Technologies do Brasil – Indústria e Comercio de Componentes Ltda. (“SMART Brazil”). We concluded that, as of August 25, 2023, (i) the net assets of SMART Brazil met the criteria for classification as held for sale and (ii) the proposed sale represented a strategic shift that was expected to have a major effect on our operations and financial results. On November 29, 2023, we completed the divestiture. The balance sheets, results of operations and cash flows of SMART Brazil have been presented as discontinued operations for all periods presented. SMART Brazil was previously included within our Memory Solutions segment. See “Divestiture of SMART Brazil.”
Unless otherwise noted, amounts and discussion within these notes to the consolidated financial statements relate to our continuing operations. Prior period comparative information has been conformed to current period presentation for continuing operations.
Reclassifications: Certain reclassifications have been made to prior period amounts to conform to current period presentation.
Fiscal Year: Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal year 2024 and 2023 contain 53 weeks and 52 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated.
Financial information for our subsidiaries in Brazil was included in our consolidated financial statements on a one-month lag because their fiscal years ended on July 31 of each year. In connection with the completion of the divestiture of an 81% interest in SMART Brazil, we ceased consolidating the operations of SMART Brazil in our financial statements as of the November 29, 2023 disposal date. As a result, financial information for SMART Brazil in the first quarter of 2024 includes the four-month period from August 1, 2023 to November 29, 2023.
Divestiture of SMART Brazil
Overview of Transaction
On November 29, 2023, we completed the previously announced divestiture of SMART Brazil pursuant to the terms of that certain Stock Purchase Agreement (the “Brazil Purchase Agreement”), by and among SMART Modular Technologies (LX) S.à r.l., a société à responsabilité limitée governed by the laws of Grand Duchy of Luxembourg and a wholly owned subsidiary of SGH (the “Brazil Seller”), Lexar Europe B.V., a company organized under the laws of The Netherlands (the “Brazil Purchaser”), Shenzhen Longsys Electronics Co., Ltd., a company limited by shares governed by the laws of the People’s Republic of China (“Longsys”), solely with respect to certain provisions therein, Shanghai Intelligent Memory Semiconductor Co., Ltd., a limited liability company governed by the laws of the People’s Republic of China and, solely with respect to certain provisions therein, SGH.

Pursuant to the Brazil Purchase Agreement, Brazil Seller sold to Brazil Purchaser, and Brazil Purchaser purchased from Brazil Seller, 81% of Brazil Seller’s right, title and interest in and to the outstanding quotas of SMART Brazil, with Brazil Seller retaining a 19% interest in SMART Brazil (the “Retained Interest”) (the “Brazil Divestiture”).
At the closing of the Brazil Divestiture, Brazil Purchaser paid to Brazil Seller (based on a total enterprise value of $205 million for SMART Brazil) an upfront cash purchase price, subject to certain customary adjustments as set forth in the Brazil Purchase Agreement. In addition, pursuant to the Brazil Purchase Agreement, we have a right to receive, and Brazil Purchaser is obligated to pay, (i) a deferred payment due eighteen months following the closing and (ii) subject to and at the time of exercise of the Put/Call Option (as defined below), an additional deferred cash adjustment equal to 19% of the amount of SMART Brazil’s net cash as of the closing (as calculated pursuant to the Brazil Purchase Agreement).
Put/Call Option: Pursuant to the Brazil Purchase Agreement, at the closing, SMART Brazil, Brazil Seller, Brazil Purchaser and Longsys entered into a Quotaholders Agreement, which provides Brazil Seller with a put option to sell the Retained Interest in SMART Brazil to Brazil Purchaser (the “Put Option”) during three exercise windows following its fiscal years ending December 31, 2026, December 31, 2027 or December 31, 2028 (the “Exercise Windows”), with such Exercise Windows beginning on June 15, 2027 and ending on July 15, 2027, beginning on June 15, 2028 and ending on July 15, 2028 and beginning on June 15, 2029 and ending on July 15, 2029, respectively. A call option has also been granted to Brazil Purchaser to require Brazil Seller to sell the Retained Interest to Brazil Purchaser during the Exercise Windows (together with the Put Option, the “Put/Call Option”). The price for the Put/Call Option is based on a 100% enterprise value of 7.5x net income for SMART Brazil for the preceding fiscal year at the time of exercise.
Consideration: The following is a summary of total consideration in exchange for the sale of an 81% interest in SMART Brazil:

Cash received at closing (1)	$164,487
Post-closing adjustment for net cash and net working capital (2)	451
Deferred payment (3)	25,433
Deferred cash adjustment (4)	3,721
Total consideration	$194,092
(1)Includes $26.8 million of cash received at closing for an estimated amount of net cash and an estimated net working capital amount (in excess of a minimum target amount) as of the closing.
(2)Represents the post-closing adjustment for net cash and net working capital, which is expected to be received in the second or third quarter of 2024 upon completion of the review of the final net cash and final working capital amounts. The post closing adjustment is included in other current assets in the accompanying consolidated balance sheet.
(3)Represents the fair value of the deferred payment, comprised of a notional amount of $28.4 million, discounted at 7.5% and due May 2025. The deferred payment is included in other noncurrent assets in the accompanying consolidated balance sheet.
(4)Represents the fair value of the deferred cash adjustment, comprised of a notional amount of $4.8 million, discounted at 7.5%, equal to 19% of the amount of SMART Brazil’s net cash as of the closing (as calculated pursuant to the Brazil Purchase Agreement). The deferred cash adjustment is accounted for as a derivative financial instrument, is due at the time of exercise of the Put/Call Option and is included in other noncurrent assets in the accompanying consolidated balance sheet.
Presentation of SMART Brazil Operations
As of August 25, 2023, we concluded that the net assets of SMART Brazil met the criteria for classification as held for sale. In addition, the divestiture of SMART Brazil is expected to have a major effect on our operations and financial results. As a result, we have presented the results of operations, cash flows and financial position of SMART Brazil as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented.
A disposal group classified as held for sale is measured at the lower of its carrying amount or fair value less costs to sell. Accordingly, we evaluated the carrying value of the net assets of SMART Brazil (including $206.3 million recognized within shareholders’ equity related to the cumulative translation adjustment from SMART Brazil), estimated costs to sell and expected proceeds and concluded the net assets were impaired as of August 25, 2023. As a result, we recognized an impairment charge of $153.0 million in the fourth quarter of 2023 to write down the carrying value of the net assets of SMART Brazil. In addition, we concluded that the outside basis of SMART Brazil inclusive of any withholding taxes should be recognized upon the classification as held for sale as of August 25, 2023. Accordingly, we recognized withholding taxes on the expected capital gain and deferred tax liabilities of $28.6 million in 2023.

Assets and liabilities of SMART Brazil as of the November 29, 2023 disposal date and as of August 25, 2023 were as follows:

As of	November 29, 2023	August 25, 2023
Cash and cash equivalents	$40,927	$44,501
Accounts receivable, net	16,482	17,055
Inventories	26,103	25,877
Other current assets	17,800	17,732
Total current assets	101,312	105,165
Property and equipment, net	66,870	58,321
Operating lease right-of-use assets	6,912	5,213
Goodwill	19,856	20,668
Other noncurrent assets	27,490	34,243
Total assets	222,440	223,610
Impairment of SMART Brazil assets	(153,036)	(153,036)
Total assets, net of impairment	$69,404	$70,574

Accounts payable and accrued expenses	$20,576	$25,867
Current debt	3,872	4,006
Other current liabilities	1,023	1,030
Total current liabilities	25,471	30,903
Long-term debt	11,938	13,689
Noncurrent operating lease liabilities	5,686	4,614
Noncurrent deferred tax liabilities	28,564	28,564
Other noncurrent liabilities	93	$—
Total liabilities	$71,752	$77,770

Net assets of discontinued operations	$(2,348)	$(7,196)

Reported as:
Current assets of discontinued operations		$70,574
Current liabilities of discontinued operations		77,770
Net assets of discontinued operations		$(7,196)

The following table presents the results of operations for SMART Brazil:

	Three Months Ended
	December 1, 2023	November 25, 2022
Net sales	$55,159	$73,681
Cost of sales	50,560	67,369
Gross profit	4,599	6,312

Operating expenses:
Research and development	157	(16)
Selling, general and administrative	5,421	3,314
Other operating (income) expense	64	270
Total operating expenses	5,642	3,568
Operating income (loss)	(1,043)	2,744

Non-operating (income) expense:
Loss from divestiture of 81% interest in SMART Brazil	10,888	—
Interest (income) expense, net	(1,262)	(457)
Other non-operating (income) expense	138	702
Total non-operating (income) expense	9,764	245
Income (loss) before taxes	(10,807)	2,499
Income tax provision (benefit)	(2,659)	(6,432)
Net income (loss) from discontinued operations	$(8,148)	$8,931
Loss from Divestiture of SMART Brazil
The following table presents the calculation of the loss from the divestiture of an 81% interest in SMART Brazil:

Proceeds, less costs to sell and other expenses:
Consideration	$194,092
Costs to sell and other expenses	(4,150)
189,942

Basis in 81% interest in SMART Brazil:
Net assets of SMART Brazil	145,194
Cumulative translation adjustment (1)	212,397
357,591

Gain on revalue of 19% Retained Interest in SMART Brazil (2)	3,725
Pre-tax loss on divestiture of 81% interest in SMART Brazil	163,924
Income tax provision	26,580
Loss on divestiture of 81% interest in SMART Brazil	$190,504
(1)The sale of an 81% interest in SMART Brazil resulted in the de-consolidation of SMART Brazil and, accordingly, the release of the related cumulative translation adjustment. Included in the basis calculation above is the balance of cumulative translation adjustment for SMART Brazil as of the closing. The release of the cumulative translation adjustment is included in net income (loss) from discontinued operations in the accompanying consolidated statement of operations.
(2)In connection with the transaction, we revalued our 19% Retained Interest in SMART Brazil based on the implied value for 100% of SMART Brazil, adjusted for lack of control premium. As of the end of the first quarter of 2024, the carrying value of our remaining 19% interest in SMART Brazil was $37.8 million.

Recognition Periods: The loss from the divestiture of an 81% interest in SMART Brazil was recognized as follows:

	Three Months Ended
	December 1, 2023	August 25, 2023	Total
Pre-tax loss on divestiture of 81% interest in SMART Brazil	$10,888	$153,036	$163,924
Income tax provision (benefit)	(1,984)	28,564	26,580
Loss on divestiture of 81% interest in SMART Brazil	$8,904	$181,600	$190,504
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
We adopted ASU 2020-06 in the first quarter of 2023 under the modified retrospective method. Upon adoption, the previously separated equity component and associated issuance costs for our 2.25% convertible senior notes due 2026 were reclassified from additional paid-in capital to long-term debt, thereby eliminating future amortization of the debt discount as interest expense. The following table summarizes the effects of adopting ASU 2020-06:

	Ending Balance as of August 26, 2022	Adoption of ASU 2020-06	Beginning Balance as of August 27, 2022
Long-term debt	$575,682	$32,183	$607,865
Additional paid-in capital	448,112	(50,822)	397,290
Retained earnings	251,344	18,639	269,983
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Segment Reporting Disclosures, which will require an entity to provide more detailed information about its reportable segment expenses that are included within management’s measurement of profit and loss and will require certain annual disclosures to be provided on an interim basis. The amendments in this ASU are effective for us in 2025 for annual reporting and in 2026 for interim reporting, with early adoption permitted beginning in 2024, and is required to be applied using the full retrospective method of transition. We are evaluating the timing and effects of adoption of this ASU on the Company’s segment disclosures.
Business Acquisition
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

Stratus Technologies is a global leader in simplified, protected and autonomous computing platforms and services in the data center and at the Edge. For more than 40 years, Stratus Technologies has provided high-availability fault-tolerant computing, allowing Fortune 500 companies and small-to-medium sized businesses to securely and remotely turn data into actionable intelligence at the Edge, data center and cloud - driving uptime and efficiency. Stratus Technologies operates as part of SGH’s Intelligent Platform Solutions (“IPS”) segment and further enhances SGH’s growth and diversification strategy and complements and expands SGH’s IPS business in data center and edge environments.
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
Based on the gross profit achieved by Stratus Technologies during the 12 fiscal months following the closing of the acquisition, as of December 1, 2023, current liabilities included $50.0 million for the amount payable in connection with the Stratus Earnout. In December 2023, subsequent to the end of our first quarter of 2024, we paid in full the $50.0 million related to the Stratus Earnout.
Cash paid at closing was utilized, in part, to settle the outstanding debt of Stratus Technologies as of the closing of the transaction and was recognized as a component of consideration transferred. As a result, the assets acquired and liabilities assumed do not include an assumed liability for the outstanding debt of Stratus Technologies. The purchase price for Stratus Technologies was as follows:

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
	$123,700
•Technology intangible assets were valued using the multi-period excess earnings method based on the discounted cash flow and technology obsolescence rate. Discounted cash flow requires the use of significant unobservable inputs, including projected revenue, expenses, capital expenditures and other costs and discount rates calculated based on the cost of equity adjusted for various risks, including the size of the acquiree, industry risk and other risk factors.
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

Cash and Investments
As of December 1, 2023 and August 25, 2023, all of our debt securities, the fair values of which approximated their carrying values, were classified as held to maturity. Cash, cash equivalents and investments were as follows:

	As of December 1, 2023		As of August 25, 2023
	Cash and Cash Equivalents	Short-term Investments	Cash and Cash Equivalents	Short-term Investments
Cash and cash equivalents	$443,245	$—	$321,937	$—
Level 1:
Money market funds	70,814	—	43,626	—
U.S. Treasury securities	—	24,385	—	25,251
Level 2:
Time deposits	15,000	—	—	—
	$529,059	$24,385	$365,563	$25,251
Accounts Receivable
In the third quarter of 2023, we entered into a trade accounts receivable sale program with a third-party financial institution to sell certain of our trade accounts receivable on a non-recourse basis pursuant to a factoring arrangement. This program allows us to sell certain of our trade accounts receivables up to $60 million. There were no trade accounts receivable sold during the first quarter of 2024.
Inventories

As of	December 1, 2023	August 25, 2023
Raw materials	$97,853	$90,085
Work in process	57,192	24,485
Finished goods	53,396	60,407
	$208,441	$174,977
As of December 1, 2023 and August 25, 2023, 8% of total inventories were owned and held under our logistics services.
Property and Equipment

As of	December 1, 2023	August 25, 2023
Equipment	$87,528	$86,429
Buildings and building improvements	67,683	69,325
Furniture, fixtures and software	43,082	44,121
Land	16,126	16,126
	214,419	216,001
Accumulated depreciation	(102,091)	(97,267)
	$112,328	$118,734
Depreciation expense for property and equipment was $7.5 million and $6.1 million in the first quarter of 2024 and 2023, respectively.

Intangible Assets and Goodwill

	As of December 1, 2023		As of August 25, 2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Technology	$141,491	$(40,698)	$141,201	$(34,569)
Customer relationships	72,500	(36,996)	72,500	(33,990)
Trademarks/trade names	28,300	(14,314)	28,300	(13,257)
	$242,291	$(92,008)	$242,001	$(81,816)

Goodwill by segment:
Intelligent Platform Solutions	$147,238		$147,238
Memory Solutions	14,720		14,720
	$161,958		$161,958
In the first quarter of 2024 and 2023, we capitalized $0.3 million and $126.4 million, respectively, for intangible assets with weighted-average useful lives of 19.0 years and 6.0 years, respectively. Amortization expense for intangible assets was $10.2 million and $10.9 million in the first quarter of 2024 and 2023, respectively. Amortization expense is expected to be $29.8 million for the remainder of 2024, $35.6 million for 2025, $30.2 million for 2026, $29.5 million for 2027, $13.9 million for 2028 and $11.2 million for 2029 and thereafter.
Impairment of Penguin Edge Goodwill
During the second quarter of 2023, we initiated a plan within our IPS segment pursuant to which we intend to wind down manufacturing and discontinue the sale of legacy products offered through our Penguin Edge business by approximately the end of calendar 2024. In connection therewith, we performed a quantitative assessment of the fair value of goodwill using an income approach with assumptions that are considered Level 3 measurements and concluded that the carrying value of the Penguin Edge reporting unit goodwill exceeded its fair value. The fair value of the Penguin Edge reporting unit was determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense assumptions over the next two years, at a weighted-average cost of capital of 14.5%. As a result, we recorded aggregate charges of $19.1 million in 2023 to impair the carrying value of Penguin Edge goodwill.
We concluded that long-lived assets other than goodwill, primarily consisting of customer relationship intangible assets, had fair values in excess of their carrying amounts and, accordingly, recorded no impairments of such assets. These assets will continue to be amortized over their remaining useful lives through the date of our anticipated completion of wind-down activities.
At each reporting date through the end of the wind-down period, we will reassess the estimated remaining cash flows of the Penguin Edge business. We currently anticipate that the remaining goodwill of the Penguin Edge reporting unit of $16.1 million as of the end of the first quarter of 2024 may become further impaired in future periods.
Accounts Payable and Accrued Expenses

As of	December 1, 2023	August 25, 2023
Accounts payable (1)	$181,791	$134,980
Salaries, wages and benefits	19,666	27,665
Income and other taxes	13,317	13,370
Other	4,308	6,020
	$219,082	$182,035
(1)Includes accounts payable for property and equipment of $1.7 million and $5.2 million as of December 1, 2023 and August 25, 2023, respectively.

Debt

As of	December 1, 2023	August 25, 2023
Amended 2027 TLA	$531,019	$544,943
2029 Notes	147,034	146,886
2026 Notes	98,757	98,609
	776,810	790,438
Less current debt	(28,511)	(35,618)
Long-term debt	$748,299	$754,820
Credit Facility
As of December 1, 2023, there was $537.2 million of principal amount outstanding under the Amended 2027 TLA, unamortized issuance costs were $6.2 million and the effective interest rate was 8.51%. As of December 1, 2023, there were no amounts outstanding under the 2027 Revolver and unamortized issuance costs were $2.9 million.
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
We concluded that the exchanged 2026 Notes and the 2029 Notes had substantially different terms and, accordingly, accounted for the Exchange Transactions as the extinguishment of the 2026 Notes and the issuance of the 2029 Notes. As a result, we recognized an extinguishment loss in the second quarter of 2023, included in other non-operating expense, of $16.7 million consisting of $14.1 million of premium paid to extinguish the 2026 Notes and $2.5 million for the write-off of unamortized issuance costs.
Convertible Senior Notes Interest
Unamortized debt discount and issuance costs are amortized over the terms of our 2026 Notes and 2029 Notes using the effective interest method. As of December 1, 2023 and August 25, 2023, the effective interest rate for our 2026 Notes was 2.83%. As of December 1, 2023 and August 25, 2023, the effective interest rate for our 2029 Notes was 2.40%. Aggregate interest expense for our convertible notes consisted of contractual stated interest and amortization of discount and issuance costs and included the following:

	Three Months Ended
	December 1, 2023	November 25, 2022
Contractual stated interest	$1,400	$1,391
Amortization of discount and issuance costs	297	337
	$1,697	$1,728
As of August 26, 2022, the carrying amount of the equity components of the 2026 Notes, which was included in additional paid-in capital, was $50.8 million. As of the beginning of 2023, we adopted ASU 2020-06. In connection therewith, we reclassified $32.2 million from additional paid-in-capital to long-term debt and $18.6 million from additional paid-in-capital to retained earnings. See “Recently Adopted Accounting Standards.”
Maturities of Debt
As of December 1, 2023, maturities of debt were as follows:

Remainder of 2024	$21,633
2025	28,844
2026	128,844
2027	457,904
2028	—
2029 and thereafter	150,000
Less unamortized discount and issuance costs	(10,415)
$776,810
Leases
We have operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

	Three Months Ended
	December 1, 2023	November 25, 2022
Fixed lease cost	$3,505	$4,611
Variable lease cost	449	384
Short-term lease cost	639	499
	$4,593	$5,494
Cash flows used for operating activities in the first quarter of 2024 and 2023 included payments for operating leases of $2.5 million and $2.5 million, respectively. Acquisitions of right-of-use assets were $9.4 million in the first quarter of 2023.
As of December 1, 2023 and August 25, 2023, the weighted-average remaining lease term for our operating leases was 10.5 years and the weighted-average discount rate was 6.0%. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms.

As of December 1, 2023, minimum payments of lease liabilities were as follows:

Remainder of 2024	$9,994
2025	11,252
2026	9,921
2027	7,678
2028	7,901
2029 and thereafter	54,395
101,141
Less imputed interest	(27,586)
Present value of total lease liabilities	$73,555
Commitments and Contingencies
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
Equity
SGH Shareholders’ Equity
Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. In the first quarter of 2024 and 2023, we repurchased 825 thousand and 182 thousand shares for $12.1 million and $2.8 million, respectively, under the repurchase authorization. As of December 1, 2023, $4.5 million of this authorization remained available for the repurchase of our ordinary shares.
On January 8, 2024, the Audit Committee of the Board of Directors approved an additional $75.0 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by the Audit Committee at any time and does not obligate the Company to acquire any amount of ordinary shares.

Other Share Repurchases
Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as ordinary share repurchases. In the first quarter of 2024 and 2023, we repurchased 75 thousand and 143 thousand ordinary shares as payment of withholding taxes for $1.1 million and $1.9 million, respectively.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component in the first quarter of 2024 were as follows:

	Cumulative Translation Adjustment	Gains (Losses) on Investments	Total
As of August 25, 2023	$(205,969)	$5	$(205,964)

Other comprehensive income (loss) before reclassifications	(6,142)	12	(6,130)
Reclassifications out of accumulated other comprehensive income	212,397	—	212,397
Other comprehensive income (loss)	206,255	12	206,267
As of December 1, 2023	$286	$17	$303
In connection with our divestiture of an 81% interest in SMART Brazil, we reclassified $212.4 million of cumulative translation adjustment related to SMART Brazil from other accumulated comprehensive income to results of operations in the first quarter of 2024. See “Divestiture of SMART Brazil.”
Fair Value Measurements

	As of December 1, 2023		As of August 25, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative financial instruments	$3,721	$3,721	$—	$—

Liabilities:
Amended 2027 TLA	$537,226	$531,019	$551,648	$544,943
2029 Notes	148,649	147,034	195,426	146,886
2026 Notes	105,714	98,757	131,864	98,609
The deferred cash adjustment resulting from the divestiture of an 81% interest in SMART Brazil is accounted for as a derivative financial instrument and is revalued at the end of each reporting period. The fair value as of December 1, 2023, as measured on a recurring basis, was based on Level 2 measurements, including market-based observable inputs of interest rates and credit-risk spreads.
The fair value of the Amended 2027 TLA, as measured on a non-recurring basis, was estimated based on Level 2 measurements, including discounted cash flows and interest rates based on similar debt issued by parties with credit ratings similar to ours. The fair values of the 2029 Notes and the 2026 Notes, as measured on a non-recurring basis, was determined based on Level 2 measurements, including the trading prices of the 2029 Notes and the 2026 Notes.
Equity Plans
As of December 1, 2023, 7.3 million of our ordinary shares were available for future awards under our equity plans.
The disclosures related to our restricted awards, share options and employee share purchase plan include both our continuing and discontinued operations.

Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)
Aggregate Restricted Award activity was as follows:

	Three Months Ended
	December 1, 2023	November 25, 2022
Awards granted	419	1,010
Weighted-average grant date fair value per share	$30.49	$19.51
Aggregate vesting date fair value of shares vested	$8,733	$8,949
As of December 1, 2023, total unrecognized compensation costs for unvested Restricted Awards was $79.0 million, which was expected to be recognized over a weighted-average period of 2.3 years.
Share Options
As of December 1, 2023, total aggregate unrecognized compensation costs for unvested options was $0.8 million, which was expected to be recognized over a weighted-average period of 0.7 years.
Employee Share Purchase Plan (“ESPP”)
Under our ESPP, employees purchased 298 thousand ordinary shares for $3.3 million in the first quarter of 2024 and 265 thousand shares for $2.9 million in the first quarter of 2023.
Share-Based Compensation Expense
Share-based compensation expense for our continuing operations was as follows:

	Three Months Ended
	December 1, 2023	November 25, 2022
Share-based compensation expense by caption:
Cost of sales	$1,815	$1,642
Research and development	1,597	1,556
Selling, general and administrative	7,558	6,783
	$10,970	$9,981
Income tax benefits for share-based awards were $1.8 million in the first quarter of 2024 and 2023.
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

	Three Months Ended
	December 1, 2023	November 25, 2022
Cost of materials and services invoiced in connection with logistics services	$108,969	$377,751
Customer Contract Balances

As of	December 1, 2023	August 25, 2023
Contract assets (1)	$2,391	$—

Contract liabilities: (2)
Deferred revenue	$59,082	$69,326
Customer advances	4,124	5,565
	$63,206	$74,891
(1)Contract assets are included in other current and noncurrent assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customer is expected to take control of the asset or receive the benefit of the service.
Contract assets represent amounts recognized as revenue for which we do not have the unconditional right to consideration.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of December 1, 2023, we expect to recognize revenue of $39.1 million of the $59.1 million balance in the next 12 months and the remaining amount thereafter. In the first quarter of 2024, we recognized revenue of $23.9 million from satisfying performance obligations related to amounts included in deferred revenue as of August 25, 2023. Deferred revenue includes $7.3 million and $10.9 million as of December 1, 2023 and August 25, 2023, respectively, related to contracts that contain termination rights.
Customer advances represent amounts received from customers for advance payments to secure product. In the first quarter of 2024, we recognized revenue of $1.0 million from satisfying performance obligations related to amounts included in customer advances as of August 25, 2023.
As of December 1, 2023 and August 25, 2023, other current liabilities included $14.2 million and $12.5 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In 2024 and 2023, we initiated plans that included workforce reductions and the elimination of certain projects across our businesses. In connection therewith, we recorded restructure charges of $2.9 million and $1.8 million in the first quarter of 2024 and 2023, respectively, primarily for employee severance costs and other benefits. We anticipate that these activities will continue into future quarters and anticipate recording additional restructure charges. As of December 1, 2023, $2.3 million remained unpaid, which is expected to be paid in 2024.

Other Non-operating (Income) Expense

	Three Months Ended
	December 1, 2023	November 25, 2022
Loss (gain) on extinguishment of debt	$—	$(767)
Loss (gain) from changes in foreign currency exchange rates	(546)	(520)
Loss (gain) on disposition of assets	45	(41)
Other	(75)	(34)
	$(576)	$(1,362)
Income Taxes

	Three Months Ended
	December 1, 2023	November 25, 2022
Income (loss) before taxes	$(7,678)	$7,715
Income tax provision (benefit)	3,534	11,322
Income taxes include a provision for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items, which are fully recognized in the period they occur. We have historically determined our interim income tax provision (benefit) by applying the annual estimated effective income tax rate expected to be applicable for the full fiscal year to the income (loss) before taxes for jurisdictions which are subject to income tax. In determining the full year estimate, we do not include the impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax provision (benefit) and income (loss) before taxes. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate. Additionally, our income tax provision (benefit) is subject to volatility and could be impacted by changes in our geographic earnings, non-deductible share-based compensation and certain tax credits.
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

Earnings Per Share

	Three Months Ended
	December 1, 2023	November 25, 2022
Net income (loss) from continuing operations	$(11,773)	$(3,939)
Net income (loss) from discontinued operations	(8,148)	8,931
Net income (loss) attributable to SGH – Basic and Diluted	$(19,921)	$4,992

Weighted-average shares outstanding – Basic	52,068	48,962
Dilutive effect of equity plans and convertible notes	—	—
Weighted-average shares outstanding – Diluted	52,068	48,962

Basic earnings (loss) per share:
Continuing operations	$(0.23)	$(0.08)
Discontinued operations	(0.15)	0.18
	$(0.38)	$0.10

Diluted earnings (loss) per share:
Continuing operations	$(0.23)	$(0.08)
Discontinued operations	(0.15)	0.18
	$(0.38)	$0.10
Below are unweighted potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	Three Months Ended
	December 1, 2023	November 25, 2022
Equity plans	6,060	8,432
Stratus Technologies contingently issuable shares	—	1,715
	6,060	10,147
Segment and Other Information
Segment information presented below is consistent with how our chief operating decision maker evaluates operating results to make decisions about allocating resources and assessing performance. We have the following three business units, which are our reportable segments:
•Memory Solutions: Our Memory Solutions group, under our SMART Modular brand, provides high performance and reliable memory solutions through the design, development and advanced packaging of leading-edge to extended lifecycle products. These specialty products are tailored to meet customer-specific requirements across networking and communications, enterprise storage and computing, including server applications and other vertical markets. These products are marketed to original equipment manufacturers and to commercial and government customers. The Memory Solutions group also offers SMART Supply Chain Services, which provides customized, integrated supply chain services to enable our customers to better manage supply chain planning and execution, reduce costs and increase productivity.
•Intelligent Platform Solutions: Our IPS group, under our Penguin Solutions and Stratus Technologies brands, offers specialized platform solutions and services for high-performance computing, artificial intelligence, machine learning, advanced modeling and the internet of things that span the continuum of edge, core and cloud. Our solutions are designed specifically for customers across multiple markets, including government, hyperscale, energy, financial services, health care, education and others.
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

	Three Months Ended
	December 1, 2023	November 25, 2022
Net sales:
Memory Solutions	$85,668	$118,286
Intelligent Platform Solutions	118,824	210,971
LED Solutions	69,755	62,540
Total net sales	$274,247	$391,797

Segment operating income:
Memory Solutions	$7,195	$19,039
Intelligent Platform Solutions	17,901	32,985
LED Solutions	1,583	(636)
Total segment operating income	26,679	51,388

Unallocated:
Share-based compensation expense	(10,970)	(9,981)
Amortization of acquisition-related intangibles	(10,008)	(10,858)
Flow through of inventory step up	—	(2,599)
Cost of sales-related restructure	(668)	—
Acquisition and integration expenses	(789)	(6,732)
Change in fair value of contingent consideration	—	(3,700)
Restructure charge	(2,939)	(1,771)
Other	—	(900)
Total unallocated	(25,374)	(36,541)
Consolidated operating income (loss)	$1,305	$14,847

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023. This discussion contains forward looking statements that involve risks, uncertainties and other factors. Our actual results could differ materially from those contained in these forward-looking statements due to a number of risks, uncertainties and other factors, including those discussed below and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023. See also “Cautionary Note Regarding Forward-Looking Statements.”
Our fiscal year is the 52 or 53-week period ending on the last Friday in August. Fiscal year 2024 and 2023 contain 53 weeks and 52 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated. All tabular amounts are in thousands. Financial information for our subsidiaries in Brazil was included in our consolidated financial statements on a one-month lag because their fiscal years ended on July 31 of each year. In connection with the completion of the divestiture of an 81% interest in SMART Brazil, we ceased consolidating the operations of SMART Brazil in our financial statements as of the November 29, 2023 disposal date. As a result, financial information for our SMART Brazil operations in the first quarter of 2024 includes the four-month period from August 1, 2023 to November 30, 2023.
Overview
For an overview of our business, see “PART I – Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended August 25, 2023.
Divestiture of SMART Brazil
On November 29, 2023, we completed our previously announced divestiture of SMART Modular Technologies Brasil – Indústria e Comercio de Componentes Ltda. (“SMART Brazil”) to Lexar Europe B.V., an affiliate of Shenzhen Longsys Electronics Co. Ltd.
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
Presentation of SMART Brazil as Discontinued Operations: On June 13, 2023, we entered into an agreement to divest of an 81% interest in SMART Brazil. We concluded that, as of August 25, 2023, (i) the net assets of SMART Brazil met the criteria for classification as held for sale and (ii) the proposed sale represented a strategic shift that was expected to have a major effect on our operations and financial results. On November 29, 2023, we completed the divestiture. The balance sheets, results of operations and cash flows of SMART Brazil have been presented as discontinued operations for all periods presented. SMART Brazil was previously included within our Memory Solutions segment.
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Acquisition of Stratus Technologies
On August 29, 2022, we completed the acquisition of Storm Private Holdings I Ltd., a Cayman Islands exempted company (together with its subsidiaries, “Stratus Technologies”). At the closing, SGH paid a cash purchase price of $225 million, subject to certain adjustments. In addition, the seller has the right to receive, and SGH is obligated to pay, contingent consideration of up to $50 million (the “Stratus Earnout”) based on the gross profit performance of the Stratus Technologies business during the first full 12 fiscal months of Stratus Technologies following the closing of the acquisition. The Stratus Earnout is payable in cash, ordinary shares of SGH, or a mix of cash and SGH Shares, at SGH’s election. On June 28, 2023, we provided notice to Storm Private Investments LP, a Cayman Islands exempted limited partnership (the “Stratus Seller”), of our election to settle the Stratus Earnout in cash. Throughout 2023, we adjusted the fair value of the Stratus Earnout by an aggregate of $29.0 million and, as of August 25, 2023, current liabilities included $50.0 million for the amount payable in connection with the Stratus Earnout. In December 2023, subsequent to the end of our first quarter of 2024, we paid in full $50.0 million related to the Stratus Earnout.

Stratus Technologies is a global leader in simplified, protected and autonomous computing platforms and services in the data center and at the Edge. For more than 40 years, Stratus Technologies has provided high-availability fault-tolerant computing, allowing Fortune 500 companies and small-to-medium sized businesses to securely and remotely turn data into actionable intelligence at the Edge, data center and cloud - driving uptime and efficiency. Stratus Technologies operates as part of SGH’s IPS segment.
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – Stratus Technologies.”
Factors Affecting Our Operating Performance
Macro-Economic Demand Factors. Our business segments each have their own unique set of demand factors. Demand in our Memory Solutions group is driven by end-market demand from OEMs for customer-specific solutions in vertical markets such as industrial, government, networking, high-performance compute and enterprise storage. Our IPS business is driven by demand for high compute solutions across AI and machine learning initiatives, as well as traditional workload optimization and efficiency applications. Finally, demand for our LED products is derived from targeted end-market applications, such as general high-power and mid-power lighting and specialty lighting, such as video and horticulture applications. We believe our diversified business segments may provide a natural hedge against downturns in any particular industry although broader macro-economic trends, such as the COVID-19 pandemic, can adversely affect all three segments concurrently.
Shifts in the Mix of Our Revenue. Shifts in the mix of revenue from our operating segments, which can vary significantly from period to period, can impact our business and operating results, including gross and operating margins. For example, our Memory Solutions group, while not party to long-term fixed purchasing commitments, has nonetheless historically seen relatively stable demand and margins. By contrast, our IPS group has shown solid growth, but is subject to greater variability in its sales and margin profile from period to period, as recognition of revenue is tied to customer decisions as to the completion of delivery and system go-live events and margin is driven by the extent to which higher margin software and managed services comprise IPS sales. Our resource commitments and planning for each segment are relatively fixed in the short term, and as such, variability in expected revenue mix will have direct implications for our operating income and margins.
Our Ability to Identify, Complete and Successfully Integrate Acquisitions. A substantial portion of our growth over the last several years has been driven by acquisitions, and we intend to continue to use corporate development as an engine for growth. Within our existing segments, we plan to pursue acquisitions to expand features and functionality, expand into adjacent businesses and grow our customer base and geographic footprint. From time to time, we may seek to expand our addressable market by entering new business segments where, as we did with our LED business and Stratus Technologies business, we identify a business opportunity at scale with a path to being accretive to our overall operations in the near term. If we are unable to identify and complete attractive acquisitions, we may not be successful in growing our revenue and/or expanding our margins. Any acquisitions we do complete may require us to incur debt or raise capital through equity financings or may subject us to unforeseen liabilities or operational challenges that in turn impede our ability to realize the expected returns on our investment.
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

Results of Operations

	Three Months Ended
	December 1, 2023	% of net sales	November 25, 2022	% of net sales
Net sales:
Memory Solutions	$85,668	31.2%	$118,286	30.2%
Intelligent Platform Solutions	118,824	43.3%	210,971	53.8%
LED Solutions	69,755	25.4%	62,540	16.0%
Total net sales	274,247	100.0%	391,797	100.0%
Cost of sales	191,397	69.8%	279,699	71.4%
Gross profit	82,850	30.2%	112,098	28.6%

Operating expenses:
Research and development	21,389	7.8%	24,072	6.1%
Selling, general and administrative	57,217	20.9%	67,708	17.3%
Change in fair value of contingent consideration	—	—%	3,700	0.9%
Other operating (income) expense	2,939	1.1%	1,771	0.5%
Total operating expenses	81,545	29.7%	97,251	24.8%
Operating income (loss)	1,305	0.5%	14,847	3.8%

Non-operating (income) expense:
Interest expense, net	9,559	3.5%	8,494	2.2%
Other non-operating (income) expense	(576)	(0.2)%	(1,362)	(0.3)%
Total non-operating (income) expense	8,983	3.3%	7,132	1.8%
Income (loss) before taxes	(7,678)	(2.8)%	7,715	2.0%

Income tax provision (benefit)	3,534	1.3%	11,322	2.9%
Net income (loss) from continuing operations	(11,212)	(4.1)%	(3,607)	(0.9)%
Net income (loss) from discontinued operations	(8,148)	(3.0)%	8,931	2.3%
Net income (loss)	(19,360)	(7.1)%	5,324	1.4%
Net income attributable to noncontrolling interest	561	0.2%	332	0.1%
Net income (loss) attributable to SGH	$(19,921)	(7.3)%	$4,992	1.3%
Percentages represent percentage of total net sales. Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales decreased by $117.6 million, or 30.0%, in the first quarter of 2024 compared to the same period in the prior year, primarily due to lower sales in both our IPS and Memory Solutions businesses, partially offset by higher LED Solutions sales. IPS net sales decreased by $92.1 million, or 43.7%, primarily due to lower hardware sales. Memory Solutions sales decreased by $32.6 million, or 27.6%, primarily due to lower sales volumes of Flash products. LED Solutions sales increased by $7.2 million, or 11.5%, primarily due to higher customer demand.
Cost of sales decreased by $88.3 million, or 31.6%, in the first quarter of 2024, compared to the same period in the prior year. IPS and Memory Solutions segments had lower material cost from lower sales and cost initiatives resulted in additional savings.
Gross margin increased to 30.2% in the first quarter of 2024 compared to 28.6% in the same period in 2023, primarily due to favorable mix from higher service revenue in our IPS business.
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

	Three Months Ended
	December 1, 2023	November 25, 2022
GAAP operating income (loss)	$1,305	$14,847
Share-based compensation expense	10,970	9,981
Amortization of acquisition-related intangibles	10,008	10,858
Flow-through of inventory step up	—	2,599
Cost of sales-related restructure	668	—
Acquisition and integration expenses	789	6,732
Change in fair value of contingent consideration	—	3,700
Restructure charge	2,939	1,771
Other	—	900
Non-GAAP operating income	$26,679	$51,388

Non-GAAP operating income (loss) by segment:
Memory Solutions	$7,195	$19,039
Intelligent Platform Solutions	17,901	32,985
LED Solutions	1,583	(636)
Total non-GAAP operating income (loss) by segment	$26,679	$51,388
Memory Solutions operating income decreased by $11.8 million, or 62.2%, in the first quarter of 2024 compared to same period in the prior year, primarily due to lower sales and gross profit.
IPS operating income decreased by $15.1 million, or 45.7%, in the first quarter of 2024 compared to same period in the prior year, primarily due to lower sales from our Penguin Solutions business, partially offset by lower operating expenses mainly driven by personnel-related expenses due to lower headcount.
LED Solutions operating income increased by $2.2 million, or 348.9%, in the first quarter of 2024 compared to the prior year, primarily due to higher sales and gross profit from higher sales volumes.
Operating and Non-operating (Income) Expense
Research and Development
Research and development expense decreased by $2.7 million, or 11.1%, in the first quarter of 2024 compared to the same period in the prior year, primarily due to lower personnel-related expenses mainly driven by headcount reductions.
Selling, General and Administrative
Selling, general and administrative expense decreased by $10.5 million, or 15.5%, in the first quarter of 2024 compared to the same period in the prior year, primarily due to lower acquisition and personnel-related expenses.
Change in Fair Value of Contingent Consideration
Our acquisition of Stratus Technologies in the first quarter of 2023 included contingent consideration. We estimated the fair value of the contingent consideration as of the date of acquisition and subsequently recognized changes in the fair value in results of operations. In the first quarter of 2023, we recorded a charge of $3.7 million to adjust the fair value of the contingent consideration from our acquisition of Stratus Technologies. As of December 1, 2023, current liabilities included

$50.0 million for the amount payable for the Stratus Earnout. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – Stratus Technologies.”
Other Operating (Income) Expense
Other operating expense in the first quarter of 2024 and 2023 included restructure charges of $2.9 million and $1.8 million, respectively, primarily for employee severance costs and other benefits resulting from workforce reductions, the elimination of certain projects across our businesses and other costs associated with the wind down of our Penguin Edge business. We anticipate that these activities will continue into future quarters and anticipate recording additional restructure charges.
Interest Expense, Net
Net interest expense increased by $1.1 million in the first quarter of 2024, compared to the same period in the prior year, primarily due to interest expense from the Amended 2027 TLA Credit Facility. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt.”
Other Non-operating (Income) Expense
Other non-operating (income) expense in the first quarter of 2024 and 2023 primarily reflected foreign currency gains and, in the first quarter of 2023, a gain from the prepayment of the LED Earnout Note. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Other Non-operating (Income) Expense.”
Income Tax Provision (Benefit)
Income tax provision in the first quarter of 2024 decreased by $7.8 million as compared to the same period in the prior year, primarily due to a decrease in profit before tax.
In the first quarter of 2024, our income tax provision of $3.5 million and effective tax rate of (46.0)% was different from the U.S. statutory tax rate, primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, withholding taxes and state income taxes. In the first quarter of 2023, our income tax provision of $11.3 million and effective tax rate of 146.8% was different from the U.S. statutory tax rate, primarily due to losses generated in a jurisdiction where no tax benefit can be recognized.
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Income Taxes.”
Net Income (Loss) From Discontinued Operations
As discussed above, we have presented the results of SMART Brazil as discontinued operations in our consolidated statements of operations for all periods presented. As of August 25, 2023, SMART Brazil was classified as held for sale. Accordingly, in 2023 we evaluated the carrying value of the net assets of SMART Brazil (including $206.3 million recognized within shareholders’ equity related to the cumulative translation adjustment from SMART Brazil), estimated costs to sell and expected proceeds and concluded the net assets were impaired. As a result, we recognized an impairment charge of $153.0 million in 2023 to write down the carrying value of the net assets of SMART Brazil. In addition, we concluded that the outside basis of SMART Brazil inclusive of any withholding taxes should be recognized upon the classification as held for sale as of August 25, 2023. Accordingly, we recognized withholding taxes on the expected capital gain and deferred tax liabilities of $28.6 million in 2023. In the first quarter of 2024, we completed the divestiture, and in connection therewith, recognized an additional loss of $8.9 million.
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Liquidity and Capital Resources
As of December 1, 2023, we had cash, cash equivalents and short-term investments of $553.4 million, of which $351.4 million was held by subsidiaries outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts, money market funds and time deposits. We do not acquire investments for trading or speculative purposes.

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
Divestiture of SMART Brazil: On November 29, 2023, we completed the previously announced divestiture of SMART Brazil. In connection with the divestiture, we sold an 81% interest and retained a 19% interest in SMART Brazil. At the closing of the transaction, we received $143.0 million in cash from the sale (which includes gross proceeds of $164.5 million less withholding taxes of $21.5 million). In addition, we have the right to receive a deferred payment of $28.4 million eighteen months following the closing. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Stratus Technologies Earnout: On August 29, 2022, we completed the acquisition of Stratus Technologies. At the closing of the transaction (including in connection with the completion of the review of the working capital assets acquired and liabilities assumed), we paid the Stratus Seller a cash purchase price of $242.2 million. In addition, the Stratus Seller had the right to receive contingent consideration of up to $50.0 million, based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing. In December 2023, subsequent to the end of our first quarter of 2024, we paid in full $50.0 million related to the Stratus Earnout.
Cash Flows

	Three Months Ended
	December 1, 2023	November 25, 2022
Net cash provided by (used for) operating activities from continuing operations	$59,713	$(84,751)
Net cash used for investing activities from continuing operations	(3,640)	(220,023)
Net cash provided by (used for) financing activities from continuing operations	(26,150)	262,076
Net increase (decrease) in cash and cash equivalents from discontinued operations	90,097	7,049
Effect of changes in currency exchange rates	(1,025)	205
Net increase (decrease) in cash and cash equivalents	$118,995	$(35,444)
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, share-based compensation, adjustments for changes in the fair value of contingent consideration, gains and losses from investing or financing activities and from the effects of changes in operating assets and liabilities.
Net cash provided by operating activities from continuing operations in the first quarter of 2024 resulted primarily from net loss of $11.2 million, adjusted for non-cash items of $30.0 million. Operating cash flows were favorably affected by a $40.9 million net change in our operating assets and liabilities primarily from the effects of a decrease of $48.7 million in accounts receivable and an increase of $23.6 million in accounts payable and accrued expenses and other liabilities, partially offset by the effect of an increase of $33.5 million in inventories. The decrease in accounts receivable was primarily due to lower gross sales in our IPS and Memory Solutions segments. Inventories and accounts payable and accrued expenses and other liabilities increased primarily to support our IPS business.
Net cash used for operating activities from continuing operations in the first quarter of 2023 resulted primarily from net loss of $3.6 million, adjusted for non-cash items of $33.1 million. Operating cash flows were adversely affected by a $114.3 million net change in our operating assets and liabilities primarily from the effects of an increase of $102.0 million in inventories and decreases of $54.7 million in accounts payable and accrued expenses and other liabilities and the payment of $73.7 million of contingent consideration related to our 2021 acquisition of the LED business, partially offset by the effect of a decrease of $123.1 million in accounts receivable. The decreases in accounts receivable and accounts payable and accrued expenses and other liabilities were primarily due to timing of receipts and payments. Inventories increased primarily to support our IPS business.

Investing Activities: Net cash used for investing activities from continuing operations in the first quarter of 2024 consisted of capital expenditures and deposits on equipment. Net cash used for investing activities from continuing operations in the first quarter of 2023 consisted primarily of $210.3 million for the acquisition of Stratus Technologies and $8.0 million for capital expenditures and deposits on equipment.
Financing Activities: Net cash used for financing activities from continuing operations in the first quarter of 2024 consisted primarily of $14.4 million in repayments of debt and $13.1 million of payments to acquire our ordinary shares, partially offset by $3.5 million in proceeds from the issuance of ordinary shares from our equity plans. Net cash provided by financing activities from continuing operations in the first quarter of 2023 consisted primarily of $295.3 million in net proceeds from the issuance of a term loan and $3.9 million in proceeds from the issuance of ordinary shares, partially offset by a $28.1 million payment of contingent consideration related to our 2021 acquisition of the LED business, $4.7 million of payments to acquire our ordinary shares and a $3.6 million in principal repayment of the LED Purchase Price Note.
Critical Accounting Estimates
The preparation of these financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates and judgments are based on historical experience, forecasted events and various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and judgments on an ongoing basis; however, actual results could differ from those estimates. Our management believes our critical accounting estimates require management’s most difficult, subjective or complex judgments and are critical in the portrayal of our financial condition and results of operations.
Our discussion of critical accounting estimates is intended to supplement our summary of significant accounting policies so that readers will have greater insight into the uncertainties involved in applying our critical accounting policies and estimates. For a summary of our significant accounting policies, see “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended August 25, 2023. There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023.
For a discussion of our critical accounting estimates, see “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended August 25, 2023. There have been no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023.
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
Based on our monetary assets and liabilities denominated in foreign currencies as of December 1, 2023 and August 25, 2023, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $2.7 million and $1.6 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of December 1, 2023, we had $537.2 million outstanding under the 2027 TLA. In addition, our Amended Credit Agreement provides for borrowings of up to $250.0 million under the 2027 Revolver. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2027 Revolver were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $7.9 million per year.
We had cash, cash equivalents and investments of $553.4 million as of December 1, 2023. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions and in short-duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 1, 2023 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2024, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Commitments and Contingencies” and “Item 1A. Risk Factors.”
Item 1A. Risk Factors
There have been no material changes to the risks described in “PART I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023. You should carefully consider the risks and uncertainties and the other information in our Annual Report on Form 10-K and in this Quarterly Report, including “PART I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Our business, financial condition or results of operations could be materially and adversely affected if any of these risks occurs and, as a result, the market price of our ordinary shares could decline and you could lose all or part of your investment.
This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional information. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including the risks facing our Company described in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
On April 5, 2022, we announced that our Board of Directors approved a $75 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by our Board of Directors at any time. As of December 1, 2023, the remaining dollar value of shares that may be repurchased under this authorization was $4.5 million.
The following table sets forth information relating to repurchases of our equity securities during the three months ended December 1, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 26, 2023 – September 29, 2023	—	$—	—
September 30, 2023 - October 27, 2023	217,357	$13.66	217,357
October 28, 2023 – December 1, 2023	608,376	$14.96	608,376
	825,733	$14.62	825,733	$4,549,000
On January 8, 2024, the Audit Committee of the Board of Directors approved an additional $75.0 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by the Audit Committee at any time and does not obligate the Company to acquire any amount of ordinary shares.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended December 1, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 6. Exhibits
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1*
Letter Agreement, dated as of October 24, 2023, to that certain Stock Purchase Agreement, dated as of June 13, 2023, by and among SMART Modular Technologies (LX) S.à.r.l., a société à responsabilité limitée governed by the laws of Grand Duchy of Luxembourg, Lexar Europe B.V., a company organized under the laws of The Netherlands, Shenzhen Longsys Electronics Co., Ltd., a company limited by shares governed by the laws of the People’s Republic of China, solely with respect to certain provisions therein, Shanghai Intelligent Memory Semiconductor Co., Ltd., a limited liability company governed by the laws of the People’s Republic of China, and, solely with respect to certain provisions therein, SMART Global Holdings, Inc., a Cayman Islands exempted company
X
3.1	Second Amended and Restated Memorandum and Articles of Association of SMART Global Holdings, Inc.		10-Q	001-38102	3.1	04/07/2020
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934		10-K	001-38102	4.1	10/25/2021
10.1**	Independent Director Compensation Policy		10-K	001-38102	10.13	10/20/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*
The schedules and exhibits to the Letter Agreement to the Stock Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Registrant will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

**	Constitutes a management contract or compensatory plan or arrangement.
***
The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART Global Holdings, Inc.
Date: January 9, 2024	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 9, 2024	By:	/s/ Ken Rizvi
Ken Rizvi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

