Form 10-Q
period 2024-03-01
SMART Global Holdings, Inc.
filed 2024-04-09
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 1, 2024, the registrant had 52,297,047 ordinary shares outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements include, but are not limited to, statements regarding our future financial or operating performance, the extent and timing of future revenues and expenses and customer demand; statements regarding the deployment of our products and services; statements regarding our reliance on third parties; and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “potential,” “should” and similar words and the negatives thereof. These forward-looking statements are based on our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, global business and economic conditions and growth trends in technology industries, our customer markets and various geographic regions; uncertainties in the geopolitical environment; the ability to manage our cost structure; disruptions in our operations or supply chain; changes in trade regulations or adverse developments in international trade relations and agreements; changes in currency exchange rates; overall information technology spending; appropriations for government spending; the success of our strategic initiatives including additional investments in new products and additional capacity; acquisitions of companies or technologies and the failure to successfully integrate and operate them or customers’ negative reactions to them; incurring unanticipated costs following the completion of the sale of our SMART Brazil business; issues, delays or complications in integrating the operations of Stratus Technologies; limitations on or changes in the availability of supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; our dependence on a select number of customers and the timing and volume of customer orders; production or manufacturing difficulties; competitive factors; technological changes; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the LED market; changes to applicable tax regimes or rates; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; and the continuing availability of borrowings under term loans and revolving lines of credit and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023, this Quarterly Report and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. The risks, uncertainties and factors outlined above, and in such SEC filings, do not constitute all risks, uncertainties and factors that could cause actual results of our Company to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
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

3

PART I. Financial Information
Item 1. Financial Statements

SMART Global Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(Unaudited)

As of	March 1, 2024	August 25, 2023
Assets
Cash and cash equivalents	$442,329	$365,563
Short-term investments	23,439	25,251
Accounts receivable, net	169,718	219,247
Inventories	172,763	174,977
Other current assets	76,481	51,790
Current assets of discontinued operations	—	70,574
Total current assets	884,730	907,402
Property and equipment, net	109,516	118,734
Operating lease right-of-use assets	62,529	68,444
Intangible assets, net	140,923	160,185
Goodwill	161,958	161,958
Deferred tax assets	73,914	74,085
Other noncurrent assets	83,884	15,150
Total assets	$1,517,454	$1,505,958

Liabilities and Equity
Accounts payable and accrued expenses	$182,021	$182,035
Current debt	—	35,618
Deferred revenue	37,228	48,096
Acquisition-related contingent consideration	—	50,000
Other current liabilities	48,710	32,731
Current liabilities of discontinued operations	—	77,770
Total current liabilities	267,959	426,250
Long-term debt	740,663	754,820
Noncurrent operating lease liabilities	62,585	66,407
Other noncurrent liabilities	34,743	29,248
Total liabilities	1,105,950	1,276,725

Commitments and contingencies

SMART Global Holdings shareholders’ equity:
Ordinary shares, $0.03 par value; authorized 200,000 shares; 58,972 shares issued and 52,287 outstanding as of March 1, 2024; 57,542 shares issued and 51,901 outstanding as of August 25, 2023	1,769	1,726
Additional paid-in capital	502,560	476,703
Retained earnings	48,916	82,457
Treasury shares, 6,685 and 5,641 shares held as of March 1, 2024 and August 25, 2023, respectively	(148,309)	(132,447)
Accumulated other comprehensive income (loss)	106	(205,964)
Total SGH shareholders’ equity	405,042	222,475
Noncontrolling interest in subsidiary	6,462	6,758
Total equity	411,504	229,233
Total liabilities and equity	$1,517,454	$1,505,958
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 1, 2024	February 24, 2023	March 1, 2024	February 24, 2023
Net sales:
Products	$235,457	$333,052	$441,887	$649,560
Services	49,364	55,325	117,181	130,614
Total net sales	284,821	388,377	559,068	780,174
Cost of sales:
Products	179,889	255,710	343,302	507,001
Services	22,998	21,659	50,982	50,067
Total cost of sales	202,887	277,369	394,284	557,068
Gross profit	81,934	111,008	164,784	223,106

Operating expenses:
Research and development	20,526	25,272	41,915	49,344
Selling, general and administrative	61,385	60,074	118,602	127,782
Impairment of goodwill	—	17,558	—	17,558
Change in fair value of contingent consideration	—	6,400	—	10,100
Other operating (income) expense	3,335	3,781	6,274	5,552
Total operating expenses	85,246	113,085	166,791	210,336
Operating income (loss)	(3,312)	(2,077)	(2,007)	12,770

Non-operating (income) expense:
Interest expense, net	7,249	9,430	16,808	17,924
Other non-operating (income) expense	248	13,307	(328)	11,945
Total non-operating (income) expense	7,497	22,737	16,480	29,869
Income (loss) before taxes	(10,809)	(24,814)	(18,487)	(17,099)

Income tax provision (benefit)	2,198	8,149	5,732	19,471
Net income (loss) from continuing operations	(13,007)	(32,963)	(24,219)	(36,570)
Net income (loss) from discontinued operations	—	6,177	(8,148)	15,108
Net income (loss)	(13,007)	(26,786)	(32,367)	(21,462)
Net income attributable to noncontrolling interest	613	433	1,174	765
Net income (loss) attributable to SGH	$(13,620)	$(27,219)	$(33,541)	$(22,227)

Basic earnings (loss) per share:
Continuing operations	$(0.26)	$(0.68)	$(0.49)	$(0.76)
Discontinued operations	—	0.13	(0.15)	0.31
	$(0.26)	$(0.55)	$(0.64)	$(0.45)
Diluted earnings (loss) per share:
Continuing operations	$(0.26)	$(0.68)	$(0.49)	$(0.76)
Discontinued operations	—	0.13	(0.15)	0.31
	$(0.26)	$(0.55)	$(0.64)	$(0.45)
Shares used in per share calculations:
Basic	52,031	49,116	52,050	49,039
Diluted	52,031	49,116	52,050	49,039
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 1, 2024	February 24, 2023	March 1, 2024	February 24, 2023
Net income (loss)	$(13,007)	$(26,786)	$(32,367)	$(21,462)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(210)	6,121	(6,352)	4,113
Cumulative translation adjustment reclassified to net income (loss)	—	—	212,397	—
Gains (losses) on derivative instruments	—	(24)	—	(4)
Gains (losses) on investments	13	(4)	25	(11)
Comprehensive income (loss)	(13,204)	(20,693)	173,703	(17,364)
Comprehensive income attributable to noncontrolling interest	613	433	1,174	765
Comprehensive income (loss) attributable to SGH	$(13,817)	$(21,126)	$172,529	$(18,129)

The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 25, 2023	57,542	$1,726	$476,703	$82,457	$(132,447)	$(205,964)	$222,475	$6,758	$229,233
Net income (loss)	—	—	—	(19,921)	—	—	(19,921)	561	(19,360)
Other comprehensive income (loss)	—	—	—	—	—	206,267	206,267	—	206,267
Shares issued under equity plans	905	27	3,428	—	—	—	3,455	—	3,455
Repurchase of ordinary shares	—	—	—	—	(13,130)	—	(13,130)	—	(13,130)
Share-based compensation expense	—	—	11,014	—	—	—	11,014	—	11,014
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,470)	(1,470)
As of December 1, 2023	58,447	1,753	491,145	62,536	(145,577)	303	410,160	5,849	416,009
Net income (loss)	—	—	—	(13,620)	—	—	(13,620)	613	(13,007)
Other comprehensive income (loss)	—	—	—	—	—	(197)	(197)	—	(197)
Shares issued under equity plans	525	16	776	—	—	—	792	—	792
Repurchase of ordinary shares	—	—	—	—	(2,732)	—	(2,732)	—	(2,732)
Share-based compensation expense	—	—	10,639	—	—	—	10,639	—	10,639
As of March 1, 2024	58,972	$1,769	$502,560	$48,916	$(148,309)	$106	$405,042	$6,462	$411,504
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 26, 2022	52,880	$1,586	$448,112	$251,344	$(107,776)	$(221,655)	$371,611	$6,935	$378,546
Net income	—	—	—	4,992	—	—	4,992	332	5,324
Other comprehensive income (loss)	—	—	—	—	—	(1,995)	(1,995)	—	(1,995)
Shares issued under equity plans	1,060	32	3,910	—	—	—	3,942	—	3,942
Repurchase of ordinary shares	—	—	—	—	(4,659)	—	(4,659)	—	(4,659)
Share-based compensation expense	—	—	10,412	—	—	—	10,412	—	10,412
Adoption of ASU 2020-06	—	—	(50,822)	18,639	—	—	(32,183)	—	(32,183)
As of November 25, 2022	53,940	1,618	411,612	274,975	(112,435)	(223,650)	352,120	7,267	359,387
Net income (loss)	—	—	—	(27,219)	—	—	(27,219)	433	(26,786)
Other comprehensive income (loss)	—	—	—	—	—	6,093	6,093	—	6,093
Shares issued under equity plans	443	13	295	—	—	—	308	—	308
Repurchase of ordinary shares	—	—	—	—	(11,564)	—	(11,564)	—	(11,564)
Purchase of Capped Calls	—	—	(15,090)	—	—	—	(15,090)	—	(15,090)
Settlement of Capped Calls	—	—	10,786	—	—	—	10,786	—	10,786
Share-based compensation expense	—	—	10,395	—	—	—	10,395	—	10,395
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,009)	(2,009)
As of February 24, 2023	54,383	$1,631	$417,998	$247,756	$(123,999)	$(217,557)	$325,829	$5,691	$331,520
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Six Months Ended	March 1, 2024	February 24, 2023
Cash flows from operating activities
Net income (loss)	$(32,367)	$(21,462)
Net income (loss) from discontinued operations	(8,148)	15,108
Net loss from continuing operations	(24,219)	(36,570)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
Depreciation expense and amortization of intangible assets	34,810	34,248
Amortization of debt discount and issuance costs	2,010	2,117
Share-based compensation expense	21,609	20,012
Impairment of goodwill	—	17,558
Change in fair value of contingent consideration	—	10,100
(Gain) loss on extinguishment or prepayment of debt	325	15,924
Deferred income taxes, net	194	1,630
Other	456	4,116
Changes in operating assets and liabilities:
Accounts receivable	49,530	172,033
Inventories	2,214	10,240
Other assets	(21,127)	(9,893)
Accounts payable and accrued expenses and other liabilities	994	(174,745)
Payment of acquisition-related contingent consideration	(29,000)	(73,724)
Net cash provided by (used for) operating activities from continuing operations	37,796	(6,954)
Net cash provided by (used for) operating activities from discontinued operations	(28,235)	33,504
Net cash provided by (used for) operating activities	9,561	26,550

Cash flows from investing activities
Capital expenditures and deposits on equipment	(9,852)	(19,690)
Proceeds from maturities of investment securities	21,955	—
Purchases of held-to-maturity investment securities	(19,503)	—
Acquisition of business, net of cash acquired	—	(213,073)
Other	(746)	239
Net cash used for investing activities from continuing operations	(8,146)	(232,524)
Net cash provided by (used for) investing activities from discontinued operations	118,938	(4,472)
Net cash provided by (used for) investing activities	110,792	(236,996)

Cash flows from financing activities
Proceeds from debt	—	295,287
Proceeds from issuance of ordinary shares	4,247	4,250
Payment of acquisition-related contingent consideration	(21,000)	(28,100)
Payments to acquire ordinary shares	(15,862)	(16,223)
Repayments of debt	(51,634)	(7,211)
Payment of premium in connection with convertible note exchange	—	(14,141)
Net cash paid for settlement and purchase of Capped Calls	—	(4,304)
Distribution to noncontrolling interest	(1,470)	(2,009)
Other	(583)	(5,077)
Net cash provided by (used for) financing activities from continuing operations	(86,302)	222,472
Net cash used for financing activities from discontinued operations	(606)	(124)
Net cash provided by (used for) financing activities	(86,908)	222,348

Effect of changes in currency exchange rates	(1,180)	1,917
Net increase (decrease) in cash and cash equivalents	32,265	13,819
Cash and cash equivalents at beginning of period	410,064	363,065
Cash and cash equivalents at end of period	$442,329	$376,884

Cash and cash equivalents at end of period:
Continuing operations	$442,329	$310,377
Discontinued operations	—	66,507
	$442,329	$376,884
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
Financial information for our subsidiaries in Brazil was included in our consolidated financial statements on a one-month lag because their fiscal years ended on July 31 of each year. In connection with the completion of the divestiture of an 81% interest in SMART Brazil, we ceased consolidating the operations of SMART Brazil in our financial statements as of the November 29, 2023 disposal date. As a result, financial information for the first quarter of 2024 includes the four-month period for our SMART Brazil operations from August 1, 2023 to November 29, 2023.
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
(2)Represents the post-closing adjustment for net cash and net working capital, which was received subsequent to the second quarter of 2024 upon completion of the review of the final net cash and final working capital amounts. The post closing adjustment is included in other current assets as of March 1, 2024 in the accompanying consolidated balance sheet.
(3)Represents the fair value of the deferred payment, comprised of a notional amount of $28.4 million, discounted at 7.5% and due May 2025. The deferred payment is included in other noncurrent assets in the accompanying consolidated balance sheet.
(4)Represents the fair value of the deferred cash adjustment, comprised of a notional amount of $4.8 million, discounted at 7.5%, equal to 19% of the amount of SMART Brazil’s net cash as of the closing (as calculated pursuant to the Brazil Purchase Agreement). The deferred cash adjustment, which is accounted for as a derivative financial instrument, is due at the time of exercise of the Put/Call Option and is included in other noncurrent assets in the accompanying consolidated balance sheet.
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
A disposal group classified as held for sale is measured at the lower of its carrying amount or fair value less costs to sell. Accordingly, we evaluated the carrying value of the net assets of SMART Brazil (including $206.3 million recognized within shareholders’ equity related to the cumulative translation adjustment from SMART Brazil), estimated costs to sell and expected proceeds and concluded the net assets were impaired as of August 25, 2023. As a result, we recognized an impairment charge of $153.0 million in the fourth quarter of 2023 to write down the carrying value of the net assets of SMART Brazil. In addition, we concluded that the outside basis of SMART Brazil inclusive of any withholding taxes should be recognized upon the classification as held for sale as of August 25, 2023. Accordingly, we recognized withholding taxes on the expected capital gain and deferred tax liabilities of$28.6 million in 2023.

Assets and liabilities of SMART Brazil as of the November 29, 2023 disposal date and as of August 25, 2023 were as follows:

As of	November 29, 2023	August 25, 2023
Cash and cash equivalents	$40,927	$44,501
Accounts receivable, net	16,482	17,055
Inventories	26,103	25,877
Other current assets	17,800	17,732
Total current assets	101,312	105,165
Property and equipment, net	66,870	58,321
Operating lease right-of-use assets	6,912	5,213
Goodwill	19,856	20,668
Other noncurrent assets	27,490	34,243
Total assets	222,440	223,610
Impairment of SMART Brazil assets	(153,036)	(153,036)
Total assets, net of impairment	$69,404	$70,574

Accounts payable and accrued expenses	$20,576	$25,867
Current debt	3,872	4,006
Other current liabilities	1,023	1,030
Total current liabilities	25,471	30,903
Long-term debt	11,938	13,689
Noncurrent operating lease liabilities	5,686	4,614
Noncurrent deferred tax liabilities	28,564	28,564
Other noncurrent liabilities	93	$—
Total liabilities	$71,752	$77,770

Net assets of discontinued operations	$(2,348)	$(7,196)

Reported as:
Current assets of discontinued operations		$70,574
Current liabilities of discontinued operations		77,770
Net assets of discontinued operations		$(7,196)

The following table presents the results of operations for SMART Brazil:

	Three Months Ended	Six Months Ended
	February 24, 2023	March 1, 2024	February 24, 2023
Net sales	$40,797	$55,159	$114,478
Cost of sales	41,424	50,560	108,793
Gross profit	(627)	4,599	5,685

Operating expenses:
Research and development	1,393	157	1,377
Selling, general and administrative	2,697	5,421	6,011
Other operating (income) expense	373	64	643
Total operating expenses	4,463	5,642	8,031
Operating income (loss)	(5,090)	(1,043)	(2,346)

Non-operating (income) expense:
Loss from divestiture of 81% interest in SMART Brazil	—	10,888	—
Interest (income) expense, net	(1,424)	(1,262)	(1,881)
Other non-operating (income) expense	22	138	724
Total non-operating (income) expense	(1,402)	9,764	(1,157)
Income (loss) before taxes	(3,688)	(10,807)	(1,189)
Income tax provision (benefit)	(9,865)	(2,659)	(16,297)
Net income (loss) from discontinued operations	$6,177	$(8,148)	$15,108
Loss from Divestiture of SMART Brazil
The following table presents the calculation of the loss from the divestiture of an 81% interest in SMART Brazil:

Proceeds, less costs to sell and other expenses:
Consideration	$194,092
Costs to sell and other expenses	(4,150)
189,942

Basis in 81% interest in SMART Brazil:
Net assets of SMART Brazil	145,194
Cumulative translation adjustment (1)	212,397
357,591

Gain on revalue of 19% Retained Interest in SMART Brazil (2)	3,725
Pre-tax loss on divestiture of 81% interest in SMART Brazil	163,924
Income tax provision	26,580
Loss on divestiture of 81% interest in SMART Brazil	$190,504
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
(2)In connection with the transaction, we revalued our 19% Retained Interest in SMART Brazil based on the implied value for 100% of SMART Brazil, adjusted for lack of control premium. As of March 1, 2024, the carrying value of our remaining 19% interest in SMART Brazil was $37.8 million and is included in other noncurrent assets in the accompanying consolidated balance sheet as a non-marketable equity investment.

Recognition Periods: The loss from the divestiture of an 81% interest in SMART Brazil was recognized as follows:

	Three Months Ended
	December 1, 2023	August 25, 2023	Total
Pre-tax loss on divestiture of 81% interest in SMART Brazil	$10,888	$153,036	$163,924
Income tax provision (benefit)	(1,984)	28,564	26,580
Loss on divestiture of 81% interest in SMART Brazil	$8,904	$181,600	$190,504
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU are intended to increase transparency through improvements to annual disclosures primarily related to income tax rate reconciliation and income taxes paid. The amendments in this ASU are effective for us in 2026 for annual reporting, with early adoption permitted. The ASU may be applied on a prospective basis, although retrospective application is permitted. We are evaluating the timing and effects of this ASU on our income tax disclosures.
In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Segment Reporting Disclosures, which will require an entity to provide more detailed information about its reportable segment expenses that are included within management’s measurement of profit and loss and will require certain annual disclosures to be provided on an interim basis. The amendments in this ASU are effective for us in 2025 for annual reporting and in 2026 for interim reporting, with early adoption permitted beginning in 2024, and is required to be applied using the full retrospective method of transition. We are evaluating the timing and effects of adoption of this ASU on our segment disclosures.
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
Purchase Price: At the closing of the transaction, we paid the Stratus Seller a cash purchase price of $225 million, subject to certain adjustments. In addition, the Stratus Seller had the right to receive, and we were obligated to pay, contingent consideration of up to $50.0 million (the “Stratus Earnout”) based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing of the acquisition. In the second quarter of 2024, we paid in full $50.0 million related to the Stratus Earnout.

Cash and Investments
As of March 1, 2024 and August 25, 2023, all of our debt securities, the fair values of which approximated their carrying values, were classified as held to maturity. Cash, cash equivalents and short-term investments were as follows:

	As of March 1, 2024		As of August 25, 2023
	Cash and Cash Equivalents	Short-term Investments	Cash and Cash Equivalents	Short-term Investments
Cash and cash equivalents	$415,962	$—	$321,937	$—
Level 1:
Money market funds	16,167	—	43,626	—
U.S. Treasury securities	—	23,439	—	25,251
Level 2:
Time deposits	10,200	—	—	—
	$442,329	$23,439	$365,563	$25,251
Non-marketable Equity Investments
As of March 1, 2024 and August 25, 2023, other noncurrent assets included $41.9 million and $4.2 million, respectively, of non-marketable equity investments, which are accounted for under the measurement alternative at cost less impairment, if any. In the event an observable price change occurs in an orderly transaction for an identical or a similar investment, the carrying value of investments would be remeasured to fair value as of the date that the observable transaction occurred, with any resulting gains or losses recorded in earnings.
Accounts Receivable
In the third quarter of 2023, we entered into a trade accounts receivable sale program with a third-party financial institution to sell certain of our trade accounts receivable on a non-recourse basis pursuant to a factoring arrangement. This program allows us to sell certain of our trade accounts receivables up to $60 million. As of March 1, 2024, there have been no trade accounts receivable sold under this program.
Inventories

As of	March 1, 2024	August 25, 2023
Raw materials	$85,131	$90,085
Work in process	32,426	24,485
Finished goods	55,206	60,407
	$172,763	$174,977
As of March 1, 2024 and August 25, 2023, 13% and 8%, respectively, of total inventories were owned and held under our logistics services program.
Property and Equipment

As of	March 1, 2024	August 25, 2023
Equipment	$90,730	$86,429
Buildings and building improvements	67,832	69,325
Furniture, fixtures and software	43,696	44,121
Land	16,126	16,126
	218,384	216,001
Accumulated depreciation	(108,868)	(97,267)
	$109,516	$118,734

Depreciation expense for property and equipment was $7.2 million and $14.7 million in the second quarter and first six months of 2024, respectively, and $6.2 million and $12.4 million in the second quarter and first six months of 2023, respectively.
Intangible Assets and Goodwill

	As of March 1, 2024		As of August 25, 2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Technology	$142,054	$(46,766)	$141,201	$(34,569)
Customer relationships	72,500	(39,849)	72,500	(33,990)
Trademarks/trade names	28,300	(15,316)	28,300	(13,257)
	$242,854	$(101,931)	$242,001	$(81,816)

Goodwill by segment:
Intelligent Platform Solutions	$147,238		$147,238
Memory Solutions	14,720		14,720
	$161,958		$161,958
In the first six months of 2024 and 2023, we capitalized $0.9 million and $127.0 million, respectively, for intangible assets with weighted-average useful lives of 19.0 years and 6.1 years, respectively. Amortization expense for intangible assets was $9.9 million and $20.1 million in the second quarter and first six months of 2024, respectively, and $11.0 million and $21.9 million in the second quarter and first six months of 2023, respectively. Amortization expense is expected to be $19.9 million for the remainder of 2024, $35.7 million for 2025, $30.3 million for 2026, $29.6 million for 2027, $9.9 million for 2028 and $15.6 million for 2029 and thereafter.
In connection with our acquisition of Stratus Technologies in the first quarter of 2023, we capitalized $3.9 million of in-process research and development (“IPR&D”) related to next generation fault tolerant architecture. Amortization of this technology commenced in the second quarter of 2024.
During the second quarter of 2023, we initiated a plan within our IPS segment pursuant to which we intend to wind down manufacturing and discontinue the sale of legacy products offered through our Penguin Edge business by approximately the end of calendar 2024. As a result, we recorded aggregate charges of $19.1 million in 2023 to impair the carrying value of Penguin Edge goodwill. At each reporting date through the end of the wind-down period, we will reassess the estimated remaining cash flows of the Penguin Edge business. We currently anticipate that the remaining goodwill of the Penguin Edge reporting unit of $16.1 million as of the end of the second quarter of 2024 may become further impaired in future periods.
Accounts Payable and Accrued Expenses

As of	March 1, 2024	August 25, 2023
Accounts payable (1)	$148,008	$134,980
Salaries, wages and benefits	19,801	27,665
Income and other taxes	10,139	13,370
Other	4,073	6,020
	$182,021	$182,035
(1)Included accounts payable for property and equipment of $0.9 million and $5.2 million as of March 1, 2024 and August 25, 2023, respectively.

Debt

As of	March 1, 2024	August 25, 2023
Amended 2027 TLA	$494,607	$544,943
2029 Notes	147,165	146,886
2026 Notes	98,891	98,609
	740,663	790,438
Less current debt	—	(35,618)
Long-term debt	$740,663	$754,820
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
As of March 1, 2024, there was $500.0 million of principal amount outstanding under the Amended 2027 TLA, unamortized issuance costs were $5.4 million and the effective interest rate was 8.47%. As of March 1, 2024, there were no amounts outstanding under the 2027 Revolver and unamortized issuance costs were $2.7 million.
Amended 2027 TLA
On February 29, 2024, we prepaid $30.0 million outstanding under the Amended 2027 TLA. In connection therewith, we wrote off $0.3 million of unamortized issuance costs. On March 29, 2024, subsequent to the end of our second quarter ended March 1, 2024, we prepaid $75.0 million outstanding under the Amended 2027 TLA. In connection therewith, we wrote off $0.8 million of unamortized issuance costs.
Convertible Senior Notes
Convertible Senior Notes Exchange
In the second quarter of 2023, we exchanged $150.0 million principal amount of 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) for $150.0 million in aggregate principal amount of 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”), together with an aggregate of $15.6 million in cash, with such cash payment representing $14.1 million of premium paid for the 2026 Notes in excess of par value and $1.5 million of accrued and unpaid interest on the 2026 Notes. The exchange was accounted for as an extinguishment of the 2026 Notes and the issuance of the 2029 Notes. In connection therewith, we recognized an extinguishment loss in the second quarter of 2023, included in other non-operating expense, of $16.7 million, consisting of $14.1 million of premium paid to extinguish the 2026 Notes and $2.5 million for the write-off of unamortized issuance costs.
Convertible Senior Notes Interest
Unamortized debt discount and issuance costs are amortized over the terms of our 2026 Notes and 2029 Notes using the effective interest method. As of March 1, 2024 and August 25, 2023, the effective interest rate for our 2026 Notes was 2.83%. As of March 1, 2024 and August 25, 2023, the effective interest rate for our 2029 Notes was 2.40%. Aggregate interest expense for our convertible notes consisted of contractual stated interest and amortization of discount and issuance costs and included the following:

	Three Months Ended		Six Months Ended
	March 1, 2024	February 24, 2023	March 1, 2024	February 24, 2023
Contractual stated interest	$1,312	$1,366	$2,712	$2,757
Amortization of discount and issuance costs	264	317	561	654
	$1,576	$1,683	$3,273	$3,411
As of August 26, 2022, the carrying amount of the equity components of the 2026 Notes, which was included in additional paid-in capital, was $50.8 million. As of the beginning of 2023, we adopted ASU 2020-06. In connection therewith, we reclassified $32.2 million from additional paid-in-capital to long-term debt and $18.6 million from additional paid-in-capital to retained earnings.
Maturities of Debt
As of March 1, 2024, maturities of debt were as follows:

Remainder of 2024	$—
2025	13,267
2026	128,844
2027	457,904
2028	—
2029 and thereafter	150,000
Less unamortized discount and issuance costs	(9,352)
$740,663
Leases
We have operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	March 1, 2024	February 24, 2023	March 1, 2024	February 24, 2023
Fixed lease cost	$3,181	$4,724	$6,686	$9,335
Variable lease cost	399	299	848	683
Short-term lease cost	563	558	1,202	1,057
	$4,143	$5,581	$8,736	$11,075
Cash flows used for operating activities in the first six months of 2024 and 2023 included payments for operating leases of $4.5 million and $4.8 million, respectively. Acquisitions of right-of-use assets were $0.3 million in the first six months of 2024 and $10.5 million in the first six months of 2023.
As of March 1, 2024 and August 25, 2023, the weighted-average remaining lease term for our operating leases was 10.5 years and the weighted-average discount rate was 6.0%. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms.

As of March 1, 2024, minimum payments of lease liabilities were as follows:

Remainder of 2024	$6,503
2025	10,969
2026	9,663
2027	7,723
2028	7,939
2029 and thereafter	54,412
97,209
Less imputed interest	(26,163)
Present value of total lease liabilities	$71,046
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
We are party to a number of agreements in which we have agreed to defend, indemnify and hold harmless our customers and suppliers from damages and costs, which may arise from product defects as well as from any alleged infringement by our products of third-party patents, trademarks or other proprietary rights. We believe our internal development processes and other policies and practices limit our exposure related to such indemnities. Maximum potential future payments cannot be estimated because many of these agreements do not have a maximum stated liability. However, to date, we have not had to reimburse any of our customers or suppliers for any significant losses related to these indemnities. We have not recorded any liability for such indemnities.
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
Equity
SGH Shareholders’ Equity
Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. On January 8, 2024, the Audit Committee of the Board of Directors approved an additional $75.0 million share repurchase authorization. In the first six months of 2024 and 2023, we repurchased 931 thousand and 533 thousand shares for $13.9 million and $8.4 million, respectively, under the initial authorization. As of March 1, 2024, an aggregate of $77.7 million of these authorizations remained available for the repurchase of our ordinary shares.
Other Share Repurchases
Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as ordinary share repurchases. In the first six months of 2024 and 2023, we repurchased 113 thousand and 176 thousand ordinary shares as payment of withholding taxes for $1.9 million and $2.4 million, respectively.

In connection with the exchange transactions in the second quarter of 2023, we repurchased 326 thousand ordinary shares for $5.4 million.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the first six months of 2024 were as follows:

	Cumulative Translation Adjustment	Gains (Losses) on Investments	Total
As of August 25, 2023	$(205,969)	$5	$(205,964)

Other comprehensive income (loss) before reclassifications	(6,352)	25	(6,327)
Reclassifications out of accumulated other comprehensive income	212,397	—	212,397
Other comprehensive income (loss)	206,045	25	206,070
As of March 1, 2024	$76	$30	$106
In connection with our divestiture of an 81% interest in SMART Brazil, we reclassified $212.4 million of cumulative translation adjustment related to SMART Brazil from other accumulated comprehensive income to results of operations in the first quarter of 2024. See “Divestiture of SMART Brazil.”
Fair Value Measurements

	As of March 1, 2024		As of August 25, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative financial instrument	$3,790	$3,790	$—	$—

Liabilities:
Amended 2027 TLA	$500,015	$494,607	$551,648	$544,943
2029 Notes	184,455	147,165	195,426	146,886
2026 Notes	125,987	98,891	131,864	98,609
The deferred cash adjustment resulting from the divestiture of an 81% interest in SMART Brazil is accounted for as a derivative financial instrument and is revalued at the end of each reporting period. The fair value as of March 1, 2024, as measured on a recurring basis, was based on Level 2 measurements, including market-based observable inputs of interest rates and credit-risk spreads.
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
Equity Plans
As of March 1, 2024, 7.3 million of our ordinary shares were available for future awards under our equity plans.
The disclosures related to our restricted awards, share options and employee share purchase plan include both our continuing and discontinued operations.

Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)
Aggregate Restricted Award activity was as follows:

	Three Months Ended		Six Months Ended
	March 1, 2024	February 24, 2023	March 1, 2024	February 24, 2023
Awards granted	205	82	624	1,222
Weighted-average grant date fair value per share	$21.15	$17.15	$22.75	$19.05
Aggregate vesting date fair value of shares vested	$10,222	$6,665	$18,955	$15,614
As of March 1, 2024, total unrecognized compensation costs for unvested Restricted Awards was $70.0 million, which was expected to be recognized over a weighted-average period of 2.1 years.
Share Options
As of March 1, 2024, total aggregate unrecognized compensation costs for unvested options was $0.5 million, which was expected to be recognized over a weighted-average period of 0.5 years.
Employee Share Purchase Plan (“ESPP”)
Under our ESPP, employees purchased 298 thousand ordinary shares for $3.3 million in the first six months of 2024 and 265 thousand shares for $2.9 million in the first six months of 2023.
Share-Based Compensation Expense
Share-based compensation expense for our continuing operations was as follows:

	Three Months Ended		Six Months Ended
	March 1, 2024	February 24, 2023	March 1, 2024	February 24, 2023
Share-based compensation expense by caption:
Cost of sales	$1,691	$1,308	$3,541	$2,950
Research and development	1,781	1,385	3,414	2,941
Selling, general and administrative	7,167	7,338	14,907	14,121
	$10,639	$10,031	$21,862	$20,012
Income tax benefits for share-based awards were $1.7 million and $3.5 million in the second quarter and first six months of 2024, respectively, and $1.6 million and $3.4 million in the second quarter and first six months of 2023, respectively.
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
Gross amounts invoiced to customers in connection with these agent services include amounts related to the services performed by us in addition to the cost of the materials and services procured. However, only the amount related to the agent component is recognized as revenue in our results of operations. We generally recognize revenue for these procurement, logistics and inventory management services upon the completion of such services, which generally occurs at the time of shipment of product to the customer. The cost of materials and services invoiced to our customers under these arrangements, but not recognized as revenue or cost of sales in our results of operations, were as follows:

	Three Months Ended		Six Months Ended
	March 1, 2024	February 24, 2023	March 1, 2024	February 24, 2023
Cost of materials and services invoiced in connection with logistics services	$90,670	$143,984	$199,639	$521,735
Customer Contract Balances

As of	March 1, 2024	August 25, 2023
Contract assets (1)	$1,189	$—

Contract liabilities: (2)
Deferred revenue	$58,776	$69,326
Customer advances	24,050	5,565
	$82,826	$74,891
(1)Contract assets are included in other current and noncurrent assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customer is expected to take control of the asset or receive the benefit of the service.
Contract assets represent amounts recognized as revenue for which we do not have the unconditional right to consideration.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of March 1, 2024, we expect to recognize revenue of $37.2 million of the $58.8 million balance in the next 12 months and the remaining amount thereafter. In the first six months of 2024, we recognized revenue of $38.6 million from satisfying performance obligations related to amounts included in deferred revenue as of August 25, 2023. Deferred revenue includes $7.9 million and $10.9 million as of March 1, 2024 and August 25, 2023, respectively, related to contracts that contain termination rights.
Customer advances represent amounts received from customers for advance payments to secure product. In the first six months of 2024, we recognized revenue of $1.2 million from satisfying performance obligations related to amounts included in customer advances as of August 25, 2023.
As of March 1, 2024 and August 25, 2023, other current liabilities included $13.0 million and $12.5 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In 2024 and 2023, we initiated plans that included workforce reductions and the elimination of certain projects across our businesses. In connection therewith, we recorded restructure charges of $6.3 million and $5.6 million in the first six months of 2024 and 2023, respectively, primarily for employee severance costs and other benefits. We anticipate that these activities will continue into future quarters and anticipate recording additional restructure charges. As of March 1, 2024, $3.0 million remained unpaid, which is expected to be paid in 2024.

Other Non-operating (Income) Expense

	Three Months Ended		Six Months Ended
	March 1, 2024	February 24, 2023	March 1, 2024	February 24, 2023
Loss (gain) on extinguishment or prepayment of debt	$325	$16,691	$325	$15,924
Loss (gain) from changes in foreign currency exchange rates	182	165	(364)	(355)
Loss (gain) on disposition of assets	41	(2,984)	86	(3,025)
Other	(300)	(565)	(375)	(599)
	$248	$13,307	$(328)	$11,945
Income Taxes

	Three Months Ended		Six Months Ended
	March 1, 2024	February 24, 2023	March 1, 2024	February 24, 2023
Income (loss) before taxes	$(10,809)	$(24,814)	$(18,487)	$(17,099)
Income tax provision (benefit)	2,198	8,149	5,732	19,471
Income tax provision (benefit) for federal, state and foreign taxes is based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items, which are fully recognized in the period they occur. We have historically determined our interim income tax provision (benefit) by applying the annual estimated effective income tax rate expected to be applicable for the full fiscal year to the income (loss) before taxes for jurisdictions which are subject to income tax. In determining the full year estimate, we do not include the impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax provision (benefit) and income (loss) before taxes. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate. Additionally, our income tax provision (benefit) is subject to volatility and could be impacted by changes in our geographic earnings, non-deductible share-based compensation and certain tax credits.
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

Earnings Per Share

	Three Months Ended		Six Months Ended
	March 1, 2024	February 24, 2023	March 1, 2024	February 24, 2023
Net income (loss) from continuing operations	$(13,620)	$(33,396)	$(25,393)	$(37,335)
Net income (loss) from discontinued operations	—	6,177	(8,148)	15,108
Net income (loss) attributable to SGH – Basic and Diluted	$(13,620)	$(27,219)	$(33,541)	$(22,227)

Weighted-average shares outstanding – Basic	52,031	49,116	52,050	49,039
Dilutive effect of equity plans and convertible notes	—	—	—	—
Weighted-average shares outstanding – Diluted	52,031	49,116	52,050	49,039

Basic earnings (loss) per share:
Continuing operations	$(0.26)	$(0.68)	$(0.49)	$(0.76)
Discontinued operations	—	0.13	(0.15)	0.31
	$(0.26)	$(0.55)	$(0.64)	$(0.45)

Diluted earnings (loss) per share:
Continuing operations	$(0.26)	$(0.68)	$(0.49)	$(0.76)
Discontinued operations	—	0.13	(0.15)	0.31
	$(0.26)	$(0.55)	$(0.64)	$(0.45)
Below are unweighted potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	Three Months Ended		Six Months Ended
	March 1, 2024	February 24, 2023	March 1, 2024	February 24, 2023
Equity plans	5,396	7,861	5,396	7,861
Stratus Technologies contingently issuable shares	—	1,787	—	1,787
	5,396	9,648	5,396	9,648

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
•Intelligent Platform Solutions: Our IPS group, under our Penguin Solutions and Stratus Technologies brands, offers specialized platform solutions and services for high-performance computing, artificial intelligence, machine learning, advanced modeling and the internet of things that span the continuum of edge, core and cloud. Our solutions are designed specifically for customers across multiple markets, including hyperscale, financial services, energy, government, education, healthcare and others.
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

	Three Months Ended		Six Months Ended
	March 1, 2024	February 24, 2023	March 1, 2024	February 24, 2023
Net sales:
Memory Solutions	$83,297	$110,339	$168,965	$228,625
Intelligent Platform Solutions	141,405	222,451	260,229	433,422
LED Solutions	60,119	55,587	129,874	118,127
Total net sales	$284,821	$388,377	$559,068	$780,174

Segment operating income:
Memory Solutions	$6,016	$20,366	$13,211	$39,405
Intelligent Platform Solutions	22,291	36,645	40,192	69,630
LED Solutions	(1,793)	(1,227)	(210)	(1,863)
Total segment operating income	26,514	55,784	53,193	107,172

Unallocated:
Share-based compensation expense	(10,639)	(10,031)	(21,609)	(20,012)
Amortization of acquisition-related intangibles	(9,751)	(10,815)	(19,759)	(21,673)
Flow through of inventory step up	—	—	—	(2,599)
Cost of sales-related restructure	(216)	(5,552)	(884)	(5,552)
Diligence, acquisition and integration expense	(5,885)	(2,824)	(6,674)	(9,556)
Impairment of goodwill	—	(17,558)	—	(17,558)
Change in fair value of contingent consideration	—	(6,400)	—	(10,100)
Restructure charge	(3,335)	(3,781)	(6,274)	(5,552)
Other	—	(900)	—	(1,800)
Total unallocated	(29,826)	(57,861)	(55,200)	(94,402)
Consolidated operating income (loss)	$(3,312)	$(2,077)	$(2,007)	$12,770

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
Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2024 and 2023 contain 53 weeks and 52 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated. All tabular amounts are in thousands. Financial information for our subsidiaries in Brazil was included in our consolidated financial statements on a one-month lag because their fiscal years ended on July 31 of each year. In connection with the completion of the divestiture of an 81% interest in SMART Brazil, we ceased consolidating the operations of SMART Brazil in our financial statements as of the November 29, 2023 disposal date. As a result, financial information for the first quarter of 2024 includes the four-month period for our SMART Brazil operations from August 1, 2023 to November 29, 2023.
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
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Acquisition of Stratus Technologies
On August 29, 2022, we completed the acquisition of Storm Private Holdings I Ltd., a Cayman Islands exempted company (together with its subsidiaries, “Stratus Technologies”). At the closing, SGH paid a cash purchase price of $225 million, subject to certain adjustments. In addition, the seller had the right to receive, and SGH was obligated to pay, contingent consideration of up to $50 million (the “Stratus Earnout”) based on the gross profit performance of the Stratus Technologies business during the first full 12 fiscal months of Stratus Technologies following the closing of the acquisition. Throughout 2023, we adjusted the fair value of the Stratus Earnout by an aggregate of $29.0 million and, as of August 25, 2023, current liabilities included $50.0 million for the amount payable in connection with the Stratus Earnout. In the second quarter of 2024, we paid in full $50.0 million related to the Stratus Earnout.
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – Stratus Technologies.”

Factors Affecting Our Operating Performance
Macro-Economic Demand Factors. Our business segments each have their own unique set of demand factors. Demand in our Memory Solutions group is driven by end-market demand from OEMs for customer-specific solutions in vertical markets such as industrial, government, networking, high-performance compute and enterprise storage, as well as emerging demand for higher density and greater bandwidth solutions for AI deployments. Our IPS business is driven by demand for high compute solutions across AI and machine learning initiatives, as well as traditional workload optimization and efficiency applications. Finally, demand for our LED products is derived from targeted end-market applications, such as general high-power and mid-power lighting and specialty lighting, including video and horticulture applications. We believe our diversified business segments may provide a natural hedge against downturns in any particular industry although broader macro-economic trends, such as the COVID-19 pandemic, can adversely affect all three segments concurrently.
Shifts in the Mix of Our Revenue. Shifts in the mix of revenue from our operating segments, which can vary significantly from period to period, can impact our business and operating results, including gross and operating margins. For example, our IPS group has shown solid growth, but is subject to variability in its sales and margin profile from period to period, as recognition of revenue is tied to customer decisions as to the completion of delivery and system go-live events and margin is driven by the extent to which higher margin software and managed services comprise IPS sales. Our resource commitments and planning for each segment are relatively fixed in the short term, and as such, variability in expected revenue mix will have direct implications for our operating income and margins.
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
Disruptions in Our Supply Chain May Adversely Affect Our Businesses. We depend on third-party suppliers for key components of our products, such as commodity DRAM components from offshore foundries that we use in our specialty memory products and third-party wafers that we use in our memory and LED businesses. We have adopted this “Fab-Light” business model to reduce our capital expenditures and operating expenses, while affording greater flexibility in adapting to shifts in demand and other market trends. Our Fab-Light business model has contributed significantly to margin expansion in our overall business. However, our reliance on third-party manufacturers exposes us to risk of supply chain disruption and lost business. For example, the recent global semiconductor shortage has adversely affected our operating results. In addition, the recent high demand for, and limited supply of, AI components globally, can affect our sourcing of these components and affect timing of deployments. If such disruptions worsen or are prolonged, or if there is meaningful disruption in our supply arrangement with any of our third-party suppliers, our operating results and financial condition could be adversely affected.

Results of Operations

	Three Months Ended				Six Months Ended
	March 1, 2024		February 24, 2023		March 1, 2024		February 24, 2023
Net sales:
Memory Solutions	$83,297	29.2%	$110,339	28.4%	$168,965	30.2%	$228,625	29.3%
Intelligent Platform Solutions	141,405	49.6%	222,451	57.3%	260,229	46.5%	$433,422	55.6%
LED Solutions	60,119	21.1%	55,587	14.3%	129,874	23.2%	$118,127	15.1%
Total net sales	284,821	100.0%	388,377	100.0%	559,068	100.0%	$780,174	100.0%
Cost of sales	202,887	71.2%	277,369	71.4%	394,284	70.5%	$557,068	71.4%
Gross profit	81,934	28.8%	111,008	28.6%	164,784	29.5%	$223,106	28.6%

Operating expenses:
Research and development	20,526	7.2%	25,272	6.5%	41,915	7.5%	49,344	6.3%
Selling, general and administrative	61,385	21.6%	60,074	15.5%	118,602	21.2%	127,782	16.4%
Impairment of goodwill	—	—%	17,558	4.5%	—	—%	17,558	2.3%
Change in fair value of contingent consideration	—	—%	6,400	1.6%	—	—%	10,100	1.3%
Other operating (income) expense	3,335	1.2%	3,781	1.0%	6,274	1.1%	5,552	0.7%
Total operating expenses	85,246	29.9%	113,085	29.1%	166,791	29.8%	210,336	27.0%
Operating income (loss)	(3,312)	(1.2)%	(2,077)	(0.5)%	(2,007)	(0.4)%	12,770	1.6%

Non-operating (income) expense:
Interest expense, net	7,249	2.5%	9,430	2.4%	16,808	3.0%	17,924	2.3%
Other non-operating (income) expense	248	0.1%	13,307	3.4%	(328)	(0.1)%	11,945	1.5%
Total non-operating (income) expense	7,497	2.6%	22,737	5.9%	16,480	2.9%	29,869	3.8%
Income (loss) before taxes	(10,809)	(3.8)%	(24,814)	(6.4)%	(18,487)	(3.3)%	(17,099)	(2.2)%

Income tax provision (benefit)	2,198	0.8%	8,149	2.1%	5,732	1.0%	19,471	2.5%
Net income (loss) from continuing operations	(13,007)	(4.6)%	(32,963)	(8.5)%	(24,219)	(4.3)%	(36,570)	(4.7)%
Net income (loss) from discontinued operations	—	—%	6,177	1.6%	(8,148)	(1.5)%	15,108	1.9%
Net income (loss)	(13,007)	(4.6)%	(26,786)	(6.9)%	(32,367)	(5.8)%	(21,462)	(2.8)%
Net income attributable to noncontrolling interest	613	0.2%	433	0.1%	1,174	0.2%	765	0.1%
Net income (loss) attributable to SGH	$(13,620)	(4.8)%	$(27,219)	(7.0)%	$(33,541)	(6.0)%	$(22,227)	(2.9)%
Percentages represent percentage of total net sales. Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales decreased by $103.6 million, or 26.7%, in the second quarter of 2024 compared to the same period in the prior year, and by $221.1 million, or 28.3%, for the first six months of 2024 compared to the same period in the prior year. These decreases were primarily due to lower sales in both our IPS and Memory Solutions businesses, partially offset by higher LED Solutions sales. IPS net sales decreased by $81.0 million, or 36.4%, and by $173.2 million, or 40.0%, in the second quarter and first six months of 2024 compared to the same periods in the prior year, respectively, primarily due to lower hardware sales. Memory Solutions sales decreased by $27.0 million, or 24.5%, and by $59.7 million, or 26.1%, in the second quarter and first six months of 2024 compared to the same periods in the prior year, respectively, primarily due to lower sales volumes of Flash products. LED Solutions sales increased by $4.5 million, or 8.2%, and by $11.7 million, or 9.9%, in the second quarter and first six months of 2024 compared to the same periods in the prior year, respectively, primarily due to higher channel demand.
Cost of sales decreased by $74.5 million, or 26.9%, in the second quarter of 2024, compared to the same period in the prior year, and by $162.8 million, or 29.2%, for the first six months of 2024 compared to the same period in the prior year. IPS and Memory Solutions segments had lower material cost from lower sales and lower other costs from initiatives that resulted in additional savings.
Gross margin increased to 28.8% in the second quarter of 2024 compared to 28.6% in the same period in 2023, and to 29.5% for the first six months of 2024 compared to 28.6% in the same period in 2023, primarily due to favorable mix from higher service revenue in our IPS business.

Non-GAAP Measure of Segment Operating Income
Below is a table of our operating income, measured on a non-GAAP basis, which SGH management uses to supplement SGH’s financial results under GAAP to analyze its operations and make decisions as to future operational plans and believes that this supplemental non-GAAP information is useful to investors in analyzing and assessing the Company’s past and future operating performance. These non-GAAP measures exclude certain items, such as share-based compensation expense; amortization of acquisition-related intangible assets (consisting of amortization of developed technology, customer relationships, trademarks/trade names and backlog acquired in connection with business combinations); acquisition-related inventory adjustments; diligence, acquisition and integration expense; restructure charges; changes in the fair value of contingent consideration and other infrequent or unusual items. While amortization of acquisition-related intangible assets is excluded, the revenue from acquired companies is reflected in our non-GAAP measures and these intangible assets contribute to revenue generation. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment and Other Information.”
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

	Three Months Ended		Six Months Ended
	March 1, 2024	February 24, 2023	March 1, 2024	February 24, 2023
GAAP operating income (loss)	$(3,312)	$(2,077)	$(2,007)	$12,770
Share-based compensation expense	10,639	10,031	21,609	20,012
Amortization of acquisition-related intangibles	9,751	10,815	19,759	21,673
Flow-through of inventory step up	—	—	—	2,599
Cost of sales-related restructure	216	5,552	884	5,552
Diligence, acquisition and integration expense	5,885	2,824	6,674	9,556
Impairment of goodwill	—	17,558	—	17,558
Change in fair value of contingent consideration	—	6,400	—	10,100
Restructure charge	3,335	3,781	6,274	5,552
Other	—	900	—	1,800
Non-GAAP operating income	$26,514	$55,784	$53,193	$107,172

Non-GAAP operating income (loss) by segment:
Memory Solutions	$6,016	$20,366	$13,211	$39,405
Intelligent Platform Solutions	22,291	36,645	40,192	69,630
LED Solutions	(1,793)	(1,227)	(210)	(1,863)
Total non-GAAP operating income (loss) by segment	$26,514	$55,784	$53,193	$107,172
Memory Solutions operating income decreased by $14.4 million, or 70.5%, in the second quarter of 2024 compared to same period in the prior year, and by $26.2 million, or 66.5%, in the first six months of 2024 compared to the same period in the prior year, primarily due to lower sales and gross profit due to lower sales volumes of Flash products.
IPS operating income decreased by $14.4 million, or 39.2%, in the second quarter of 2024 compared to same period in the prior year, and by $29.4 million, or 42.3%, in the first six months of 2024 compared to the same period in the prior year, primarily due to lower sales from our Penguin Solutions business, partially offset by lower operating expenses mainly driven by personnel-related expenses due to lower headcount.
LED Solutions operating loss increased by $0.6 million, or 46.1%, in the second quarter of 2024 compared to the same period in the prior year, and decreased by $1.7 million, or 88.7% in the first six months of 2024 compared to the same period in the prior year, primarily due to changes in sales and gross profit resulting from channel demand.

Operating and Non-operating (Income) Expense
Research and Development
Research and development expense decreased by $4.7 million, or 18.8%, in the second quarter of 2024 compared to the same period in the prior year, and by $7.4 million, or 15.1%, for the first six months of 2024 compared to the same period in the prior year, primarily due to lower subcontract services mainly driven by Penguin Solutions.
Selling, General and Administrative
Selling, general and administrative expense increased by $1.3 million, or 2.2%, in the second quarter of 2024 compared to the same period in the prior year, primarily due to higher diligence expenses, partially offset by lower personnel-related expenses mainly driven by headcount reductions. Selling, general and administrative expenses decreased by $9.2 million, or 7.2%, for the first six months of 2024 compared to the same period in the prior year, primarily due to lower personnel-related expenses, mainly driven by headcount reductions, as well as lower acquisition and integration expenses.
Selling, general and administrative expense in the first six months of 2024 and 2023 included costs of $6.7 million and $9.6 million, respectively, associated with the diligence, acquisition and integration of executed and potential business combinations. We anticipate that these activities will continue into future quarters.
Impairment of Goodwill
During the second quarter of 2023, we initiated a plan pursuant to which we intend to wind down manufacturing and discontinue the sale of certain legacy products offered through our Penguin Edge business by approximately the end of calendar 2024. We recorded impairment charges of $17.6 million and $1.5 million in the second and fourth quarters of 2023, respectively, to impair the carrying value of Penguin Edge goodwill. We currently anticipate that the remaining goodwill of the Penguin Edge reporting unit of $16.1 million as of the end of the second quarter of 2024 may become further impaired in future periods.
Change in Fair Value of Contingent Consideration
Our acquisition of Stratus Technologies in the first quarter of 2023 included contingent consideration. We estimated the fair value of the contingent consideration as of the date of acquisition and subsequently recognized changes in the fair value in results of operations. In the second quarter and first six months of 2023, we recorded charges of $6.4 million and $10.1 million, respectively, to adjust the fair value of the contingent consideration. As of August 25, 2023, current liabilities included $50.0 million for the amount payable for the Stratus Earnout, which we paid in full in the second quarter of 2024. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – Stratus Technologies.”
Other Operating (Income) Expense
Other operating expense in the first six months of 2024 and 2023 included restructure charges of $6.3 million and $5.6 million, respectively, primarily for employee severance costs and other benefits resulting from workforce reductions, the elimination of certain projects across our businesses and other costs associated with the wind down of our Penguin Edge business. We anticipate that these activities will continue into future quarters and anticipate recording additional restructure charges.
Interest Expense, Net
Net interest expense decreased by $1.1 million in the first six months of 2024 compared to the same period in the prior year, primarily due to higher interest income resulting from higher cash balances, partially offset by higher interest expense from the Amended 2027 TLA.
Other Non-operating (Income) Expense
Other non-operating (income) expense in the second quarter and first six months of 2023 consisted primarily of a $15.9 million loss on the extinguishment of debt, partially offset, in the first six months of 2023, by $3.0 million gain on disposition of assets. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Other Non-operating (Income) Expense” and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes – Convertible Senior Notes Exchange.”

Income Tax Provision (Benefit)
Income tax provision in the second quarter and in the first six months of 2024 decreased by $6.0 million and by $13.7 million, respectively, as compared to the same periods in the prior year, primarily due to a decrease in profit before tax in jurisdictions subject to income tax.
Our effective tax rate was (20.3)% and (31.0)% in the second quarter and first six months of 2024, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized and to withholding taxes and state income taxes. Our effective tax rate was (32.8)% and (113.9)% in the second quarter and first six months of 2023, respectively and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized.
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
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Liquidity and Capital Resources
As of March 1, 2024, we had cash, cash equivalents and short-term investments of $465.8 million, of which $348.6 million was held by subsidiaries outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts, money market funds and time deposits. We do not acquire investments for trading or speculative purposes.
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
We expect that our existing cash and cash equivalents, short-term investments, borrowings available under our credit facilities and cash generated by operating activities will be sufficient to fund our operations for at least the next twelve months.
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
Stratus Technologies Earnout: On August 29, 2022, we completed the acquisition of Stratus Technologies. At the closing of the transaction (including in connection with the completion of the review of the working capital assets acquired and liabilities assumed), we paid the Stratus Seller a cash purchase price of $242.2 million. In addition, the Stratus Seller had the right to receive contingent consideration of up to $50.0 million, based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing. In the second quarter of 2024, we paid in full $50.0 million related to the Stratus Earnout.
Cash Flows

	Six Months Ended
	March 1, 2024	February 24, 2023
Net cash provided by (used for) operating activities from continuing operations	$37,796	$(6,954)
Net cash used for investing activities from continuing operations	(8,146)	(232,524)
Net cash provided by (used for) financing activities from continuing operations	(86,302)	222,472
Net increase (decrease) in cash and cash equivalents from discontinued operations	90,097	28,908
Effect of changes in currency exchange rates	(1,180)	1,917
Net increase (decrease) in cash and cash equivalents	$32,265	$13,819
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, share-based compensation, adjustments for changes in the fair value of contingent consideration, gains and losses from investing or financing activities, and from the effects of changes in operating assets and liabilities.
Net cash provided by operating activities from continuing operations in the first six months of 2024 resulted primarily from net loss of $24.2 million, adjusted for non-cash items of $59.4 million. Operating cash flows were favorably affected by a $2.6 million net change in our operating assets and liabilities primarily from the effects of a decrease of $49.5 million in accounts receivable, partially offset by the payment of $29.0 million of contingent consideration related to our 2023 acquisition of Stratus Technologies and an increase of $21.1 million in other current assets. The decrease in accounts receivable was primarily due to lower gross sales in our IPS and Memory Solutions segments.
Net cash used for operating activities from continuing operations in the first six months of 2023 resulted primarily from net loss of $36.6 million, adjusted for non-cash items of $105.7 million. Operating cash flows were adversely affected by a $76.1 million net change in our operating assets and liabilities primarily from the effects of decreases of $174.7 million in accounts payable and accrued expenses and other liabilities and the payment of $73.7 million of contingent consideration related to our 2021 acquisition of the LED business, partially offset by the effect of a decrease of $172.0 million in accounts receivable. The decreases in accounts payable and accrued expenses and other liabilities and in accounts receivable were primarily due to timing of payments and receipts.
Investing Activities: Net cash used for investing activities from continuing operations in the first six months of 2024 consisted primarily of $9.9 million for capital expenditures and deposits on equipment.
Net cash used for investing activities from continuing operations in the first six months of 2023 consisted primarily of $213.1 million for the acquisition of Stratus Technologies and $19.7 million for capital expenditures and deposits on equipment.
Financing Activities: Net cash used for financing activities from continuing operations in the first six months of 2024 consisted primarily of $51.6 million in repayments of debt, $21.0 million for payment of contingent consideration related to our 2023 acquisition of Stratus Technologies and $15.9 million of payments to acquire our ordinary shares (including $13.9 million under our share repurchase program), partially offset by $4.2 million in proceeds from the issuance of ordinary shares from our equity plans.
Net cash provided by financing activities from continuing operations in the first six months of 2023 consisted primarily of $295.3 million in net proceeds from the issuance of a term loan and $4.3 million in proceeds from the issuance of ordinary shares, partially offset by $28.1 million for payment of contingent consideration related to our 2021 acquisition of the LED business, $16.2 million of payments to acquire our ordinary shares (including $13.8 million under our share repurchase program and convertible note exchange), $14.1 million for payment of premium in connection with our convertible note exchange, $7.2 million in principal repayment of the LED Purchase Price Note and $4.3 million net cash paid for settlement and purchase of privately-negotiated capped call transactions (“Capped Calls”).

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
For a summary of our critical accounting estimates, see “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended August 25, 2023. There have been no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023.
For a summary of our significant accounting policies, see “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Significant Accounting Policies” of this Quarterly Report and “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended August 25, 2023. There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023.
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
As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, such as the Japanese Yen, Malaysian Ringgit and Chinese Renminbi. We present our consolidated financial statements in U.S. dollars and remeasure certain assets and liabilities of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our consolidated financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are generally based on U.S. dollars. Accordingly, the impact of currency fluctuations to our consolidated statements of operations is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated statements of operations are also impacted by foreign currency gains and losses arising from transactions denominated in a currency other than the U.S. dollar. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and equity. As a result, changes in foreign currency exchange rates impact our reported results.
Based on our monetary assets and liabilities denominated in foreign currencies as of March 1, 2024 and August 25, 2023, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $3.1 million and $1.6 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of March 1, 2024, we had $500.0 million outstanding under the Amended 2027 TLA. In addition, our Amended Credit Agreement provides for borrowings of up to $250.0 million under the 2027 Revolver. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2027 Revolver were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense, and a decrease in our cash flows, of $7.5 million per year.
We had cash, cash equivalents and short-term investments of $465.8 million as of March 1, 2024. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions and in short-duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or decreases in interest rates would be expected to augment or reduce future interest income by an insignificant amount.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 1, 2024 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2024, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Commitments and Contingencies” and “Item 1A. Risk Factors.”
Item 1A. Risk Factors
There have been no material changes to the risks described in “PART I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023. You should carefully consider the risks and uncertainties and the other information in our Annual Report and in this Quarterly Report, including “PART I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Our business, financial condition or results of operations could be materially and adversely affected if any of these risks occurs and, as a result, the market price of our ordinary shares could decline and you could lose all or part of your investment.
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
On April 5, 2022, we announced that our Board of Directors approved a $75 million share repurchase authorization, under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The share repurchase authorization has no expiration date but may be suspended or terminated by our Board of Directors at any time. On January 8, 2024, the Audit Committee of the Board of Directors approved an additional $75 million share repurchase authorization. As of March 1, 2024, the remaining aggregate dollar value of shares that may be repurchased under these authorizations was $77.7 million.
The following table sets forth information relating to repurchases of our equity securities during the three months ended March 1, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
December 2, 2023 – December 29, 2023	80,718	$17.36	80,718	$3,148,000
December 30, 2023 – January 26, 2024	25,280	$17.80	25,280	$77,698,000
January 27, 2024 – March 1, 2024	—	$—	—	$77,698,000
	105,998	$17.47	105,998
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the fiscal quarter ended March 1, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 6. Exhibits
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Memorandum and Articles of Association of SMART Global Holdings, Inc.		10-Q	001-38102	3.1	04/07/2020
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934		10-K	001-38102	4.1	10/25/2021
10.1*	Offer Letter by and between SMART Global Holdings, Inc. and Joseph Clark, dated September 6, 2022	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Constitutes a management contract or compensatory plan or arrangement.
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

SMART Global Holdings, Inc.
Date: April 9, 2024	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 9, 2024	By:	/s/ Ken Rizvi
Ken Rizvi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

