Form 10-Q
period 2024-05-31
SMART Global Holdings, Inc.
filed 2024-07-09
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 1, 2024, the registrant had 52,914,787 ordinary shares outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements include, but are not limited to, statements regarding our future financial or operating performance, the extent and timing of future revenues and expenses and customer demand; statements regarding the deployment of our products and services; statements regarding our reliance on third parties; and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “potential,” “should” and similar words and the negatives thereof. These forward-looking statements are based on our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, global business and economic conditions and growth trends in technology industries, our customer markets and various geographic regions; uncertainties in the geopolitical environment; the ability to manage our cost structure; disruptions in our operations or supply chain; changes in trade regulations or adverse developments in international trade relations and agreements; changes in currency exchange rates; overall information technology spending; appropriations for government spending; the success of our strategic initiatives including additional investments in new products and additional capacity; acquisitions of companies or technologies and the failure to successfully integrate and operate them or customers’ negative reactions to them; incurring unanticipated costs related to the sale of our SMART Brazil business; issues, delays or complications in integrating the operations of Stratus Technologies; limitations on or changes in the availability of supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; our dependence on a select number of customers and the timing and volume of customer orders; production or manufacturing difficulties; competitive factors; technological changes; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the LED market; changes to applicable tax regimes or rates; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; and the continuing availability of borrowings under term loans and revolving lines of credit and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023, this Quarterly Report and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. The risks, uncertainties and factors outlined above, and in such SEC filings, do not constitute all risks, uncertainties and factors that could cause actual results of our Company to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
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
SGH, SMART Global Holdings, SMART Modular Technologies, SMART, Intelligent Platform Solutions, Penguin Computing, Penguin Edge, Penguin Solutions, the Penguin Computing logo, CreeLED, J Series, XLamp, Stratus, Stratus Technologies, the Stratus Logo and our other trademarks or service marks appearing in this Quarterly Report are our trademarks or registered trademarks. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report are the property of their respective holders.

3

PART I. Financial Information
Item 1. Financial Statements

SMART Global Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(Unaudited)

As of	May 31, 2024	August 25, 2023
Assets
Cash and cash equivalents	$453,791	$365,563
Short-term investments	13,746	25,251
Accounts receivable, net	211,842	219,247
Inventories	177,299	174,977
Other current assets	85,649	51,790
Current assets of discontinued operations	—	70,574
Total current assets	942,327	907,402
Property and equipment, net	107,646	118,734
Operating lease right-of-use assets	61,729	68,444
Intangible assets, net	131,380	160,185
Goodwill	161,958	161,958
Deferred tax assets	77,903	74,085
Other noncurrent assets	63,190	15,150
Total assets	$1,546,133	$1,505,958

Liabilities and Equity
Accounts payable and accrued expenses	$230,646	$182,035
Current debt	—	35,618
Deferred revenue	88,719	48,096
Acquisition-related contingent consideration	—	50,000
Other current liabilities	31,777	32,731
Current liabilities of discontinued operations	—	77,770
Total current liabilities	351,142	426,250
Long-term debt	667,042	754,820
Noncurrent operating lease liabilities	62,054	66,407
Other noncurrent liabilities	35,374	29,248
Total liabilities	1,115,612	1,276,725

Commitments and contingencies

SMART Global Holdings shareholders’ equity:
Ordinary shares, $0.03 par value; authorized 200,000 shares; 59,676 shares issued and 52,865 outstanding as of May 31, 2024; 57,542 shares issued and 51,901 outstanding as of August 25, 2023	1,790	1,726
Additional paid-in capital	517,548	476,703
Retained earnings	54,532	82,457
Treasury shares, 6,811 and 5,641 shares held as of May 31, 2024 and August 25, 2023, respectively	(150,438)	(132,447)
Accumulated other comprehensive income (loss)	17	(205,964)
Total SGH shareholders’ equity	423,449	222,475
Noncontrolling interest in subsidiary	7,072	6,758
Total equity	430,521	229,233
Total liabilities and equity	$1,546,133	$1,505,958
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 26, 2023	May 31, 2024	May 26, 2023
Net sales:
Products	$233,105	$286,753	$674,992	$936,313
Services	67,475	57,665	184,656	188,279
Total net sales	300,580	344,418	859,648	1,124,592
Cost of sales:
Products	182,517	219,226	525,819	726,227
Services	29,157	24,712	80,139	74,779
Total cost of sales	211,674	243,938	605,958	801,006
Gross profit	88,906	100,480	253,690	323,586

Operating expenses:
Research and development	19,681	20,338	61,596	69,682
Selling, general and administrative	57,249	67,914	175,851	195,696
Impairment of goodwill	—	—	—	17,558
Change in fair value of contingent consideration	—	14,800	—	24,900
Other operating (income) expense	465	(186)	6,739	5,366
Total operating expenses	77,395	102,866	244,186	313,202
Operating income (loss)	11,511	(2,386)	9,504	10,384

Non-operating (income) expense:
Interest expense, net	6,167	9,314	22,975	27,238
Other non-operating (income) expense	441	354	113	12,299
Total non-operating (income) expense	6,608	9,668	23,088	39,537
Income (loss) before taxes	4,903	(12,054)	(13,584)	(29,153)

Income tax provision (benefit)	(1,323)	7,216	4,409	26,687
Net income (loss) from continuing operations	6,226	(19,270)	(17,993)	(55,840)
Net income (loss) from discontinued operations	—	(4,807)	(8,148)	10,301
Net income (loss)	6,226	(24,077)	(26,141)	(45,539)
Net income attributable to noncontrolling interest	610	378	1,784	1,143
Net income (loss) attributable to SGH	$5,616	$(24,455)	$(27,925)	$(46,682)

Basic earnings (loss) per share:
Continuing operations	$0.11	$(0.40)	$(0.38)	$(1.16)
Discontinued operations	—	(0.10)	(0.15)	0.21
	$0.11	$(0.50)	$(0.53)	$(0.95)
Diluted earnings (loss) per share:
Continuing operations	$0.10	$(0.40)	$(0.38)	$(1.16)
Discontinued operations	—	(0.10)	(0.15)	0.21
	$0.10	$(0.50)	$(0.53)	$(0.95)
Shares used in per share calculations:
Basic	52,570	49,380	52,219	49,152
Diluted	54,283	49,380	52,219	49,152
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 26, 2023	May 31, 2024	May 26, 2023
Net income (loss)	$6,226	$(24,077)	$(26,141)	$(45,539)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	3,165	(6,352)	7,278
Cumulative translation adjustment reclassified to net income (loss)	(76)	—	212,321	—
Gains (losses) on derivative instruments	—	4	—	—
Gains (losses) on investments	(13)	3	12	(8)
Comprehensive income (loss)	6,137	(20,905)	179,840	(38,269)
Comprehensive income attributable to noncontrolling interest	610	378	1,784	1,143
Comprehensive income (loss) attributable to SGH	$5,527	$(21,283)	$178,056	$(39,412)
The accompanying notes are an integral part of these consolidated financial statements.

SMART Global Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total SGH Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 25, 2023	57,542	$1,726	$476,703	$82,457	$(132,447)	$(205,964)	$222,475	$6,758	$229,233
Net income (loss)	—	—	—	(19,921)	—	—	(19,921)	561	(19,360)
Other comprehensive income (loss)	—	—	—	—	—	206,267	206,267	—	206,267
Shares issued under equity plans	905	27	3,428	—	—	—	3,455	—	3,455
Repurchase of ordinary shares	—	—	—	—	(13,130)	—	(13,130)	—	(13,130)
Share-based compensation expense	—	—	11,014	—	—	—	11,014	—	11,014
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,470)	(1,470)
As of December 1, 2023	58,447	1,753	491,145	62,536	(145,577)	303	410,160	5,849	416,009
Net income (loss)	—	—	—	(13,620)	—	—	(13,620)	613	(13,007)
Other comprehensive income (loss)	—	—	—	—	—	(197)	(197)	—	(197)
Shares issued under equity plans	525	16	776	—	—	—	792	—	792
Repurchase of ordinary shares	—	—	—	—	(2,732)	—	(2,732)	—	(2,732)
Share-based compensation expense	—	—	10,639	—	—	—	10,639	—	10,639
As of March 1, 2024	58,972	1,769	502,560	48,916	(148,309)	106	405,042	6,462	411,504
Net income	—	—	—	5,616	—	—	5,616	610	6,226
Other comprehensive income (loss)	—	—	—	—	—	(89)	(89)	—	(89)
Shares issued under equity plans	704	21	3,796	—	—	—	3,817	—	3,817
Repurchase of ordinary shares	—	—	—	—	(2,129)	—	(2,129)	—	(2,129)
Share-based compensation expense	—	—	11,192	—	—	—	11,192	—	11,192
As of May 31, 2024	59,676	$1,790	$517,548	$54,532	$(150,438)	$17	$423,449	$7,072	$430,521
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

SMART Global Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Nine Months Ended	May 31, 2024	May 26, 2023
Cash flows from operating activities
Net income (loss)	$(26,141)	$(45,539)
Net income (loss) from discontinued operations	(8,148)	10,301
Net loss from continuing operations	(17,993)	(55,840)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
Depreciation expense and amortization of intangible assets	50,335	52,802
Amortization of debt discount and issuance costs	2,827	3,054
Share-based compensation expense	32,801	29,654
Impairment of goodwill	—	17,558
Change in fair value of contingent consideration	—	24,900
(Gain) loss on extinguishment or prepayment of debt	1,117	15,924
Deferred income taxes, net	(3,646)	1,625
Other	(2,772)	3,307
Changes in operating assets and liabilities:
Accounts receivable	7,406	159,508
Inventories	(2,321)	66,653
Other assets	(5,703)	7,057
Accounts payable and accrued expenses and other liabilities	84,626	(226,357)
Payment of acquisition-related contingent consideration	(29,000)	(73,724)
Net cash provided by operating activities from continuing operations	117,677	26,121
Net cash provided by (used for) operating activities from discontinued operations	(28,336)	41,467
Net cash provided by operating activities	89,341	67,588

Cash flows from investing activities
Capital expenditures and deposits on equipment	(13,629)	(31,674)
Proceeds from maturities of investment securities	31,870	—
Purchases of held-to-maturity investment securities	(20,503)	—
Acquisition of business, net of cash acquired	—	(213,073)
Other	(1,264)	670
Net cash used for investing activities from continuing operations	(3,526)	(244,077)
Net cash provided by (used for) investing activities from discontinued operations	119,389	(5,745)
Net cash provided by (used for) investing activities	115,863	(249,822)

Cash flows from financing activities
Repayments of debt	(126,634)	(14,422)
Payment of acquisition-related contingent consideration	(21,000)	(28,100)
Payments to acquire ordinary shares	(17,991)	(16,883)
Distribution to noncontrolling interest	(1,470)	(2,009)
Proceeds from issuance of ordinary shares	8,064	8,430
Proceeds from debt	—	295,287
Payment of premium in connection with convertible note exchange	—	(14,141)
Net cash paid for settlement and purchase of Capped Calls	—	(4,304)
Other	(584)	(5,765)
Net cash provided by (used for) financing activities from continuing operations	(159,615)	218,093
Net cash used for financing activities from discontinued operations	(606)	(379)
Net cash provided by (used for) financing activities	(160,221)	217,714

Effect of changes in currency exchange rates	(1,256)	2,730
Net increase in cash and cash equivalents	43,727	38,210
Cash and cash equivalents at beginning of period	410,064	363,065
Cash and cash equivalents at end of period	$453,791	$401,275

Cash and cash equivalents at end of period:
Continuing operations	$453,791	$346,881
Discontinued operations	—	54,394
	$453,791	$401,275
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
At the closing of the Brazil Divestiture, Brazil Purchaser paid to Brazil Seller (based on a total enterprise value of $205 million for SMART Brazil) an upfront cash purchase price, subject to certain customary adjustments as set forth in the Brazil Purchase Agreement. In addition, pursuant to the Brazil Purchase Agreement, Brazil Seller has a right to receive, and Brazil Purchaser is obligated to pay, (i) a deferred payment due eighteen months following the closing and (ii) subject to and at the time of exercise of the Put/Call Option (as defined below), an additional deferred cash adjustment equal to 19% of the amount of SMART Brazil’s net cash as of the closing (as calculated pursuant to the Brazil Purchase Agreement).
Put/Call Option: Pursuant to the Brazil Purchase Agreement, at the closing, SMART Brazil, Brazil Seller, Brazil Purchaser and Longsys entered into a Quotaholders Agreement, which provides Brazil Seller with a put option to sell the Retained Interest in SMART Brazil to Brazil Purchaser (the “Put Option”) during three exercise windows following SMART Brazil’s fiscal years ending December 31, 2026, December 31, 2027 or December 31, 2028 (the “Exercise Windows”), with such Exercise Windows beginning on June 15, 2027 and ending on July 15, 2027, beginning on June 15, 2028 and ending on July 15, 2028 and beginning on June 15, 2029 and ending on July 15, 2029, respectively. A call option has also been granted to Brazil Purchaser to require Brazil Seller to sell the Retained Interest to Brazil Purchaser during the Exercise Windows (together with the Put Option, the “Put/Call Option”). The price for the Put/Call Option is based on a 100% enterprise value of 7.5x net income for SMART Brazil for the preceding fiscal year at the time of exercise.
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
(2)Represents the post-closing adjustment for net cash and net working capital, which was received in the third quarter of 2024 upon completion of the review of the final net cash and final working capital amounts.
(3)Represents the fair value of the deferred payment, comprised of a notional amount of $28.4 million, discounted at 7.5% and due May 2025. The deferred payment was included in other current assets in the accompanying consolidated balance sheet as of May 31, 2024 and in other noncurrent assets as of August 25, 2023.
(4)Represents the fair value of the deferred cash adjustment, comprised of a notional amount of $4.8 million, discounted at 7.5%, equal to 19% of the amount of SMART Brazil’s net cash as of the closing (as calculated pursuant to the Brazil Purchase Agreement). The deferred cash adjustment, which is accounted for as a derivative financial instrument, is due at the time of exercise of the Put/Call Option and was included in other noncurrent assets in the accompanying consolidated balance sheet.
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

Assets and liabilities of SMART Brazil as of the November 29, 2023 disposal date and as of August 25, 2023 were as follows:

As of	November 29, 2023	August 25, 2023
Cash and cash equivalents	$40,927	$44,501
Accounts receivable, net	16,482	17,055
Inventories	26,103	25,877
Other current assets	17,800	17,732
Total current assets	101,312	105,165
Property and equipment, net	66,870	58,321
Operating lease right-of-use assets	6,912	5,213
Goodwill	19,856	20,668
Other noncurrent assets	27,490	34,243
Total assets	222,440	223,610
Impairment of SMART Brazil assets	(153,036)	(153,036)
Total assets, net of impairment	$69,404	$70,574

Accounts payable and accrued expenses	$20,576	$25,867
Current debt	3,872	4,006
Other current liabilities	1,023	1,030
Total current liabilities	25,471	30,903
Long-term debt	11,938	13,689
Noncurrent operating lease liabilities	5,686	4,614
Noncurrent deferred tax liabilities	28,564	28,564
Other noncurrent liabilities	93	$—
Total liabilities	$71,752	$77,770

Net assets of discontinued operations	$(2,348)	$(7,196)

Reported as:
Current assets of discontinued operations		$70,574
Current liabilities of discontinued operations		77,770
Net assets of discontinued operations		$(7,196)

The following table presents the results of operations for SMART Brazil:

	Three Months Ended	Nine Months Ended
	May 26, 2023	May 31, 2024	May 26, 2023
Net sales	$38,912	$55,159	$153,390
Cost of sales	40,749	50,560	149,542
Gross profit	(1,837)	4,599	3,848

Operating expenses:
Research and development	1,897	157	3,274
Selling, general and administrative	2,682	5,421	8,693
Other operating (income) expense	—	64	643
Total operating expenses	4,579	5,642	12,610
Operating income (loss)	(6,416)	(1,043)	(8,762)

Non-operating (income) expense:
Loss from divestiture of 81% interest in SMART Brazil	—	10,888	—
Interest (income) expense, net	(1,255)	(1,262)	(3,136)
Other non-operating (income) expense	160	138	884
Total non-operating (income) expense	(1,095)	9,764	(2,252)
Income (loss) before taxes	(5,321)	(10,807)	(6,510)
Income tax provision (benefit)	(514)	(2,659)	(16,811)
Net income (loss) from discontinued operations	$(4,807)	$(8,148)	$10,301
Loss from Divestiture of SMART Brazil
The following table presents the calculation of the loss from the divestiture of an 81% interest in SMART Brazil:

Proceeds, less costs to sell and other expenses:
Consideration	$194,092
Costs to sell and other expenses	(4,150)
189,942

Basis in 81% interest in SMART Brazil:
Net assets of SMART Brazil	145,194
Cumulative translation adjustment (1)	212,397
357,591

Gain on revalue of 19% Retained Interest in SMART Brazil (2)	3,725
Pre-tax loss on divestiture of 81% interest in SMART Brazil	163,924
Income tax provision	26,580
Loss on divestiture of 81% interest in SMART Brazil	$190,504
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
(2)In connection with the transaction, we revalued our 19% Retained Interest in SMART Brazil based on the implied value for 100% of SMART Brazil, adjusted for lack of control premium. As of May 31, 2024, the carrying value of our remaining 19% interest in SMART Brazil was $37.8 million and was included in other noncurrent assets in the accompanying consolidated balance sheet as a non-marketable equity investment.

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
Purchase Price: At the closing of the transaction, we paid the Stratus Seller a cash purchase price of $225.0 million, subject to certain adjustments. In addition, the Stratus Seller had the right to receive, and we were obligated to pay, contingent consideration of up to $50.0 million (the “Stratus Earnout”) based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing of the acquisition. In the second quarter of 2024, we paid in full $50.0 million related to the Stratus Earnout.
Cash and Investments
As of May 31, 2024 and August 25, 2023, all of our debt securities, the fair values of which approximated their carrying values, were classified as held to maturity. Cash, cash equivalents and short-term investments were as follows:

	As of May 31, 2024		As of August 25, 2023
	Cash and Cash Equivalents	Short-term Investments	Cash and Cash Equivalents	Short-term Investments
Cash	$437,492	$—	$321,937	$—
Level 1:
Money market funds	16,299	—	43,626	—
U.S. Treasury securities	—	13,746	—	25,251
	$453,791	$13,746	$365,563	$25,251

Non-marketable Equity Investments
As of May 31, 2024 and August 25, 2023, other noncurrent assets included $43.0 million and $4.2 million, respectively, of non-marketable equity investments, which are accounted for under the measurement alternative at cost less impairment, if any. In the event an observable price change occurs in an orderly transaction for an identical or a similar investment, the carrying value of investments would be remeasured to fair value as of the date that the observable transaction occurred, with any resulting gains or losses recorded in earnings.
Accounts Receivable
In the third quarter of 2023, we entered into a trade accounts receivable sale program with a third-party financial institution to sell certain of our trade accounts receivable on a non-recourse basis pursuant to a factoring arrangement. This program allows us to sell certain of our trade accounts receivables up to $60.0 million. As of May 31, 2024, there have been no trade accounts receivable sold under this program.
Inventories

As of	May 31, 2024	August 25, 2023
Raw materials	$86,080	$90,085
Work in process	26,032	24,485
Finished goods	65,187	60,407
	$177,299	$174,977
As of May 31, 2024 and August 25, 2023, 21% and 8%, respectively, of total inventories were owned and held under our logistics services program.
Property and Equipment

As of	May 31, 2024	August 25, 2023
Equipment	$91,466	$86,429
Buildings and building improvements	68,318	69,325
Furniture, fixtures and software	44,692	44,121
Land	16,126	16,126
	220,602	216,001
Accumulated depreciation	(112,956)	(97,267)
	$107,646	$118,734
Depreciation expense for property and equipment was $5.6 million and $20.3 million in the third quarter and first nine months of 2024, respectively, and $6.8 million and $19.2 million in the third quarter and first nine months of 2023, respectively.

Intangible Assets and Goodwill

	As of May 31, 2024		As of August 25, 2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Technology	$142,557	$(52,849)	$141,201	$(34,569)
Customer relationships	72,500	(42,703)	72,500	(33,990)
Trademarks/trade names	27,937	(16,062)	28,300	(13,257)
	$242,994	$(111,614)	$242,001	$(81,816)

Goodwill by segment:
Intelligent Platform Solutions	$147,238		$147,238
Memory Solutions	14,720		14,720
	$161,958		$161,958
In the first nine months of 2024 and 2023, we capitalized $1.4 million and $127.3 million, respectively, for intangible assets with weighted-average useful lives of 18.4 years and 6.1 years, respectively. Amortization expense for intangible assets was $9.9 million and $30.1 million in the third quarter and first nine months of 2024, respectively, and $11.8 million and $33.6 million in the third quarter and first nine months of 2023, respectively. Amortization expense is expected to be $9.9 million for the remainder of 2024, $35.6 million for 2025, $30.2 million for 2026, $29.6 million for 2027, $9.9 million for 2028 and $16.2 million for 2029 and thereafter.
In connection with our acquisition of Stratus Technologies in the first quarter of 2023, we capitalized $3.9 million of in-process research and development related to next generation fault tolerant architecture. Amortization of this technology commenced in the second quarter of 2024.
During the second quarter of 2023, we initiated a plan within our IPS segment pursuant to which we intend to wind down manufacturing and discontinue the sale of legacy products offered through our Penguin Edge business by approximately the end of 2025. As a result, we recorded aggregate charges of $19.1 million in 2023 to impair the carrying value of Penguin Edge goodwill. At each reporting date through the end of the wind-down period, we reassess the estimated remaining cash flows of the Penguin Edge business. We currently anticipate that the remaining goodwill of the Penguin Edge reporting unit of $16.1 million as of the end of the third quarter of 2024 may become further impaired in future periods.
Accounts Payable and Accrued Expenses

As of	May 31, 2024	August 25, 2023
Accounts payable (1)	$191,799	$134,980
Salaries, wages and benefits	22,746	27,665
Income and other taxes	12,744	13,370
Other	3,357	6,020
	$230,646	$182,035
(1)Included accounts payable for property and equipment of $1.2 million and $5.2 million as of May 31, 2024 and August 25, 2023, respectively.

Debt

As of	May 31, 2024	August 25, 2023
Amended 2027 TLA	$420,720	$544,943
2029 Notes	147,297	146,886
2026 Notes	99,025	98,609
	667,042	790,438
Less current debt	—	(35,618)
Long-term debt	$667,042	$754,820
Credit Facility
On February 7, 2022, SGH and SMART Modular Technologies, Inc. (collectively, the “Borrowers”) entered into a credit agreement (the “Original Credit Agreement”) with a syndicate of banks and Citizens Bank, N.A., as administrative agent (the “Administrative Agent”) that provided for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the “2027 TLA”) and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (the “2027 Revolver”), in each case, maturing on February 7, 2027 (subject to certain earlier “springing maturity” dates upon certain conditions specified in the Original Credit Agreement). On August 29, 2022, the Borrowers entered into the First Amendment (the “Incremental Amendment”; the Original Credit Agreement as amended by the Incremental Amendment, the “Amended Credit Agreement”) with and among the lenders party thereto and the Administrative Agent. The Incremental Amendment amended the Original Credit Agreement and (i) provides for incremental term loans under the Amended Credit Agreement in an aggregate amount of $300.0 million (the “Incremental Term Loans” and together with the 2027 TLA, the “Amended 2027 TLA”), which Incremental Term Loans are on the same terms as the term loans incurred under the Original Credit Agreement, (ii) increases the maximum First Lien Leverage Ratio (as defined in the Amended Credit Agreement) financial covenant from 3.00:1.00 to 3.25:1.00 and (iii) increases the aggregate amount of unrestricted cash and permitted investments netted from the definitions of Consolidated First Lien Debt and Consolidated Net Debt under the Amended Credit Agreement from $100.0 million to $125.0 million.
As of May 31, 2024, there was $425.0 million of principal amount outstanding under the Amended 2027 TLA, unamortized issuance costs were $4.3 million and the effective interest rate was 8.72%. As of May 31, 2024, there were no amounts outstanding under the 2027 Revolver and unamortized issuance costs were $2.5 million.
Amended 2027 TLA
On February 29, 2024 and March 29, 2024, we prepaid $30.0 million and $75.0 million outstanding, respectively, under the Amended 2027 TLA and, in connection therewith, wrote off $0.3 million and $0.8 million, respectively, of unamortized issuance costs.
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
Convertible Senior Notes Interest
Unamortized debt discount and issuance costs are amortized over the terms of our 2026 Notes and 2029 Notes using the effective interest method. As of May 31, 2024 and August 25, 2023, the effective interest rate for our 2026 Notes was 2.83%. As of May 31, 2024 and August 25, 2023, the effective interest rate for our 2029 Notes was 2.40%. Aggregate interest expense for our convertible notes consisted of contractual stated interest and amortization of discount and issuance costs and included the following:

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 26, 2023	May 31, 2024	May 26, 2023
Contractual stated interest	$1,313	$1,342	$4,025	$4,099
Amortization of discount and issuance costs	267	230	828	884
	$1,580	$1,572	$4,853	$4,983
As of August 26, 2022, the carrying amount of the equity components of the 2026 Notes, which was included in additional paid-in capital, was $50.8 million. As of the beginning of 2023, we adopted ASU 2020-06. In connection therewith, we reclassified $32.2 million from additional paid-in-capital to long-term debt and $18.6 million from additional paid-in-capital to retained earnings.
Maturities of Debt
As of May 31, 2024, maturities of debt were as follows:

Remainder of 2024	$—
2025	—
2026	100,000
2027	425,015
2028	—
2029 and thereafter	150,000
Less unamortized discount and issuance costs	(7,973)
$667,042
Leases
We have operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 26, 2023	May 31, 2024	May 26, 2023
Fixed lease cost	$3,192	$3,762	$9,878	$13,097
Variable lease cost	479	323	1,327	1,006
Short-term lease cost	415	625	1,617	1,682
	$4,086	$4,710	$12,822	$15,785
Cash flows used for operating activities in the first nine months of 2024 and 2023 included payments for operating leases of $6.7 million and $6.1 million, respectively. Acquisitions of right-of-use assets were $1.6 million in the first nine months of 2024 and $10.6 million in the first nine months of 2023.
As of May 31, 2024 and August 25, 2023, the weighted-average remaining lease term for our operating leases was 10.3 years and 10.5 years, respectively and the weighted-average discount rate was 6.0%. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms.

As of May 31, 2024, minimum payments of lease liabilities were as follows:

Remainder of 2024	$3,288
2025	11,418
2026	10,105
2027	7,948
2028	7,920
2029 and thereafter	54,419
95,098
Less imputed interest	(24,879)
Present value of total lease liabilities	$70,219
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
Equity
SGH Shareholders’ Equity
Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million share repurchase authorization (the “Initial Authorization”), under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The Initial Authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. On January 8, 2024, the Audit Committee of the Board of Directors approved an additional $75.0 million share repurchase authorization (the “Additional Authorization,” and together with the Initial Authorization, the “Current Authorization”). The Additional Authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. In the first nine months of 2024 and 2023, we repurchased 931 thousand and 533 thousand ordinary shares for $13.9 million and $8.4 million, respectively, under the Initial Authorization. As of May 31, 2024, an aggregate of $77.7 million remained available for the repurchase of our ordinary shares under the Current Authorization.

Other Share Repurchases
Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as ordinary share repurchases. In the first nine months of 2024 and 2023, we repurchased 239 thousand and 217 thousand ordinary shares as payment of withholding taxes for $4.1 million and $3.1 million, respectively.
In connection with the convertible senior notes exchange in the second quarter of 2023, we repurchased 326 thousand ordinary shares for $5.4 million. See “Debt – Convertible Senior Notes – Convertible Senior Notes Exchange.”
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for the first nine months of 2024 were as follows:

	Cumulative Translation Adjustment	Gains (Losses) on Investments	Total
As of August 25, 2023	$(205,969)	$5	$(205,964)

Other comprehensive income (loss) before reclassifications	(6,352)	12	(6,340)
Reclassifications out of accumulated other comprehensive income	212,321	—	212,321
Other comprehensive income (loss)	205,969	12	205,981
As of May 31, 2024	$—	$17	$17
In connection with our divestiture of an 81% interest in SMART Brazil, we reclassified $212.4 million of cumulative translation adjustment related to SMART Brazil from other accumulated comprehensive income to results of operations in the first quarter of 2024. See “Divestiture of SMART Brazil.”
Fair Value Measurements

	As of May 31, 2024		As of August 25, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative financial instrument	$3,859	$3,859	$—	$—

Liabilities:
Amended 2027 TLA	$425,015	$420,720	$551,648	$544,943
2029 Notes	175,973	147,297	195,426	146,886
2026 Notes	119,067	99,025	131,864	98,609
The deferred cash adjustment resulting from the divestiture of an 81% interest in SMART Brazil is accounted for as a derivative financial instrument and is revalued at the end of each reporting period. The fair value as of May 31, 2024, as measured on a recurring basis, was based on Level 2 measurements, including market-based observable inputs of interest rates and credit-risk spreads.
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
Equity Plans
As of May 31, 2024, 7.9 million of our ordinary shares were available for future awards under our equity plans.
The disclosures related to our restricted awards, share options and employee share purchase plan include both our continuing and discontinued operations.

Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)
Aggregate Restricted Award activity was as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 26, 2023	May 31, 2024	May 26, 2023
Awards granted	1,213	1,270	1,837	2,492
Weighted-average grant date fair value per share	$19.93	$15.98	$22.47	$17.49
Aggregate vesting date fair value of shares vested	$6,629	$6,418	$25,584	$22,032
As of May 31, 2024, total unrecognized compensation costs for unvested Restricted Awards was $82.1 million, which was expected to be recognized over a weighted-average period of 2.4 years.
Share Options
As of May 31, 2024, total aggregate unrecognized compensation costs for unvested options was $0.3 million, which was expected to be recognized over a weighted-average period of 0.3 years.
Employee Share Purchase Plan (“ESPP”)
Under our ESPP, employees purchased 584 thousand ordinary shares for $6.8 million in the first nine months of 2024 and 602 thousand ordinary shares for $6.6 million in the first nine months of 2023.
Share-Based Compensation Expense
Share-based compensation expense for our continuing operations was as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 26, 2023	May 31, 2024	May 26, 2023
Share-based compensation expense by caption:
Cost of sales	$1,760	$1,595	$5,301	$4,545
Research and development	1,968	1,557	5,382	4,498
Selling, general and administrative	7,464	6,490	22,371	20,611
	$11,192	$9,642	$33,054	$29,654
Income tax benefits for share-based awards were $1.9 million and $5.4 million in the third quarter and first nine months of 2024, respectively, and $1.6 million and $5.0 million in the third quarter and first nine months of 2023, respectively.
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

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 26, 2023	May 31, 2024	May 26, 2023
Cost of materials and services invoiced in connection with logistics services	$160,161	$143,128	$359,800	$664,863
Customer Contract Balances

As of	May 31, 2024	August 25, 2023
Contract assets (1)	$1,432	$—

Contract liabilities: (2)
Deferred revenue	$111,472	$69,326
Customer advances	8,018	5,565
	$119,490	$74,891
(1)Contract assets are included in other current and noncurrent assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customer is expected to take control of the asset or receive the benefit of the service.
Contract assets represent amounts recognized as revenue for which we do not have the unconditional right to consideration.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of May 31, 2024, we expect to recognize revenue of $88.7 million of the $111.5 million balance in the next 12 months and the remaining amount thereafter. In the first nine months of 2024, we recognized revenue of $47.1 million from satisfying performance obligations related to amounts included in deferred revenue as of August 25, 2023. Deferred revenue includes $10.2 million and $10.9 million as of May 31, 2024 and August 25, 2023, respectively, related to contracts that contain termination rights.
Customer advances represent amounts received from customers for advance payments to secure product. In the first nine months of 2024, we recognized revenue of $1.3 million from satisfying performance obligations related to amounts included in customer advances as of August 25, 2023.
As of May 31, 2024 and August 25, 2023, other current liabilities included $12.7 million and $12.5 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In 2024 and 2023, we initiated plans that included workforce reductions and the elimination of certain projects across our businesses. In connection therewith, we recorded restructure charges of $6.7 million and $5.4 million in the first nine months of 2024 and 2023, respectively, primarily for employee severance costs and other benefits. We anticipate that these activities will continue into future quarters and anticipate recording additional restructure charges. As of May 31, 2024, $0.9 million remained unpaid, which is expected to be paid by the end of calendar 2024.

Other Non-operating (Income) Expense

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 26, 2023	May 31, 2024	May 26, 2023
Loss (gain) on extinguishment or prepayment of debt	$792	$—	$1,117	$15,924
Loss (gain) from changes in foreign currency exchange rates	606	410	242	55
Loss (gain) on disposition of assets	(626)	43	(540)	(2,982)
Other	(331)	(99)	(706)	(698)
	$441	$354	$113	$12,299
Income Taxes

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 26, 2023	May 31, 2024	May 26, 2023
Income (loss) before taxes	$4,903	$(12,054)	$(13,584)	$(29,153)
Income tax provision (benefit)	(1,323)	7,216	4,409	26,687
Effective tax rate	(27.0)%	(59.9)%	(32.5)%	(91.5)%
Income taxes includes a provision (benefit) for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items, which are fully recognized in the period they occur. We have historically determined our interim income tax provision (benefit) by applying the annual estimated effective income tax rate expected to be applicable for the full fiscal year to the income (loss) before taxes for jurisdictions which are subject to income tax. In determining the full year estimate, we do not include the impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax provision (benefit) and income (loss) before taxes. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate. Additionally, our income tax provision (benefit) is subject to volatility and could be impacted by changes in our geographic earnings, non-deductible share-based compensation and certain tax credits.
Our effective tax rate was (27.0)% and (32.5)% in the third quarter and first nine months of 2024, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized and to withholding taxes and state income taxes, partially offset by the effect of a $4.5 million benefit recognized in the third quarter of 2024 upon completion of a research and development tax credit study for prior years. Our effective tax rate was (59.9)% and (91.5)% in the third quarter and first nine months of 2023, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized.
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

Earnings Per Share

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 26, 2023	May 31, 2024	May 26, 2023
Net income (loss) from continuing operations	$5,616	$(19,648)	$(19,777)	$(56,983)
Net income (loss) from discontinued operations	—	(4,807)	(8,148)	10,301
Net income (loss) attributable to SGH – Basic and Diluted	$5,616	$(24,455)	$(27,925)	$(46,682)

Weighted-average shares outstanding – Basic	52,570	49,380	52,219	49,152
Dilutive effect of equity plans and convertible notes	1,713	—	—	—
Weighted-average shares outstanding – Diluted	54,283	49,380	52,219	49,152

Basic earnings (loss) per share:
Continuing operations	$0.11	$(0.40)	$(0.38)	$(1.16)
Discontinued operations	—	(0.10)	(0.15)	0.21
	$0.11	$(0.50)	$(0.53)	$(0.95)

Diluted earnings (loss) per share:
Continuing operations	$0.10	$(0.40)	$(0.38)	$(1.16)
Discontinued operations	—	(0.10)	(0.15)	0.21
	$0.10	$(0.50)	$(0.53)	$(0.95)
Below are unweighted potentially dilutive shares that were not included in the computation of diluted earnings per share because to do so would have been antidilutive:

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 26, 2023	May 31, 2024	May 26, 2023
Equity plans	848	8,482	6,077	8,482
Stratus Technologies contingently issuable shares	—	2,566	—	2,566
	848	11,048	6,077	11,048
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

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 26, 2023	May 31, 2024	May 26, 2023
Net sales:
Memory Solutions	$91,629	$109,458	$260,594	$338,083
Intelligent Platform Solutions	144,968	170,854	405,197	604,276
LED Solutions	63,983	64,106	193,857	182,233
Total net sales	$300,580	$344,418	$859,648	$1,124,592

Segment operating income:
Memory Solutions	$4,471	$19,368	$17,682	$58,773
Intelligent Platform Solutions	28,921	24,169	69,113	93,799
LED Solutions	(67)	(1,210)	(277)	(3,073)
Total segment operating income	33,325	42,327	86,518	149,499

Unallocated:
Share-based compensation expense	(11,192)	(9,642)	(32,801)	(29,654)
Amortization of acquisition-related intangibles	(9,766)	(11,609)	(29,525)	(33,282)
Flow through of inventory step up	—	—	—	(2,599)
Cost of sales-related restructure	(387)	(211)	(1,271)	(5,763)
Diligence, acquisition and integration expense	(4)	(8,637)	(6,678)	(18,193)
Impairment of goodwill	—	—	—	(17,558)
Change in fair value of contingent consideration	—	(14,800)	—	(24,900)
Restructure charge	(465)	186	(6,739)	(5,366)
Other	—	—	—	(1,800)
Total unallocated	(21,814)	(44,713)	(77,014)	(139,115)
Consolidated operating income (loss)	$11,511	$(2,386)	$9,504	$10,384

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023. This discussion contains forward-looking statements that involve risks, uncertainties and other factors. Our actual results could differ materially from those contained in these forward-looking statements due to a number of risks, uncertainties and other factors, including those discussed below and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended August 25, 2023. See also “Cautionary Note Regarding Forward-Looking Statements.”
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

Results of Operations

	Three Months Ended				Nine Months Ended
	May 31, 2024		May 26, 2023		May 31, 2024		May 26, 2023
Net sales:
Memory Solutions	$91,629	30.5%	$109,458	31.8%	$260,594	30.3%	$338,083	30.1%
Intelligent Platform Solutions	144,968	48.2%	170,854	49.6%	405,197	47.1%	$604,276	53.7%
LED Solutions	63,983	21.3%	64,106	18.6%	193,857	22.6%	$182,233	16.2%
Total net sales	300,580	100.0%	344,418	100.0%	859,648	100.0%	$1,124,592	100.0%
Cost of sales	211,674	70.4%	243,938	70.8%	605,958	70.5%	$801,006	71.2%
Gross profit	88,906	29.6%	100,480	29.2%	253,690	29.5%	$323,586	28.8%

Operating expenses:
Research and development	19,681	6.5%	20,338	5.9%	61,596	7.2%	69,682	6.2%
Selling, general and administrative	57,249	19.0%	67,914	19.7%	175,851	20.5%	195,696	17.4%
Impairment of goodwill	—	—%	—	—%	—	—%	17,558	1.6%
Change in fair value of contingent consideration	—	—%	14,800	4.3%	—	—%	24,900	2.2%
Other operating (income) expense	465	0.2%	(186)	(0.1)%	6,739	0.8%	5,366	0.5%
Total operating expenses	77,395	25.7%	102,866	29.9%	244,186	28.4%	313,202	27.9%
Operating income (loss)	11,511	3.8%	(2,386)	(0.7)%	9,504	1.1%	10,384	0.9%

Non-operating (income) expense:
Interest expense, net	6,167	2.1%	9,314	2.7%	22,975	2.7%	27,238	2.4%
Other non-operating (income) expense	441	0.1%	354	0.1%	113	—%	12,299	1.1%
Total non-operating (income) expense	6,608	2.2%	9,668	2.8%	23,088	2.7%	39,537	3.5%
Income (loss) before taxes	4,903	1.6%	(12,054)	(3.5)%	(13,584)	(1.6)%	(29,153)	(2.6)%

Income tax provision (benefit)	(1,323)	(0.4)%	7,216	2.1%	4,409	0.5%	26,687	2.4%
Net income (loss) from continuing operations	6,226	2.1%	(19,270)	(5.6)%	(17,993)	(2.1)%	(55,840)	(5.0)%
Net income (loss) from discontinued operations	—	—%	(4,807)	(1.4)%	(8,148)	(0.9)%	10,301	0.9%
Net income (loss)	6,226	2.1%	(24,077)	(7.0)%	(26,141)	(3.0)%	(45,539)	(4.0)%
Net income attributable to noncontrolling interest	610	0.2%	378	0.1%	1,784	0.2%	1,143	0.1%
Net income (loss) attributable to SGH	$5,616	1.9%	$(24,455)	(7.1)%	$(27,925)	(3.2)%	$(46,682)	(4.1)%
Percentages represent percentage of total net sales. Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales decreased by $43.8 million, or 12.7%, in the third quarter of 2024 compared to the same period in the prior year, and by $264.9 million, or 23.6%, for the first nine months of 2024 compared to the same period in the prior year. These decreases were primarily due to lower sales in both our IPS and Memory Solutions businesses in the third quarter and the first nine months of 2024 compared to the same periods in the prior year, while LED Solutions sales remained relatively unchanged for the third quarter of 2024 compared to the same period in the prior year but were higher for the first nine months of 2024 compared to the same period in the prior year. IPS net sales decreased by $25.9 million, or 15.2%, and by $199.1 million, or 32.9%, in the third quarter and first nine months of 2024 compared to the same periods in the prior year, respectively, primarily due to lower hardware and federal sales. Memory Solutions net sales decreased by $17.8 million, or 16.3%, and by $77.5 million, or 22.9%, in the third quarter and first nine months of 2024 compared to the same periods in the prior year, respectively, primarily due to lower sales volumes of Flash and DRAM products, partially offset by higher broker sales. LED Solutions net sales increased by $11.6 million, or 6.4%, in the first nine months of 2024 compared to the same periods in the prior year, respectively, primarily due to higher channel demand.
Cost of sales decreased by $32.3 million, or 13.2%, in the third quarter of 2024, compared to the same period in the prior year, and by $195.0 million, or 24.4%, for the first nine months of 2024 compared to the same period in the prior year. IPS and Memory Solutions segments had lower material cost from lower sales and lower other costs from initiatives that resulted in additional savings.
Gross margin increased slightly to 29.6% in the third quarter of 2024 compared to 29.2% in the same period in 2023, and to 29.5% for the first nine months of 2024 compared to 28.8% in the same period in 2023, primarily due to favorable mix from higher service revenue in our IPS business.

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

	Three Months Ended		Nine Months Ended
	May 31, 2024	May 26, 2023	May 31, 2024	May 26, 2023
GAAP operating income (loss)	$11,511	$(2,386)	$9,504	$10,384
Share-based compensation expense	11,192	9,642	32,801	29,654
Amortization of acquisition-related intangibles	9,766	11,609	29,525	33,282
Flow-through of inventory step up	—	—	—	2,599
Cost of sales-related restructure	387	211	1,271	5,763
Diligence, acquisition and integration expense	4	8,637	6,678	18,193
Impairment of goodwill	—	—	—	17,558
Change in fair value of contingent consideration	—	14,800	—	24,900
Restructure charge	465	(186)	6,739	5,366
Other	—	—	—	1,800
Non-GAAP operating income	$33,325	$42,327	$86,518	$149,499

Non-GAAP operating income (loss) by segment:
Memory Solutions	$4,471	$19,368	$17,682	$58,773
Intelligent Platform Solutions	28,921	24,169	69,113	93,799
LED Solutions	(67)	(1,210)	(277)	(3,073)
Total non-GAAP operating income (loss) by segment	$33,325	$42,327	$86,518	$149,499
Memory Solutions operating income decreased by $14.9 million, or 76.9%, in the third quarter of 2024 compared to the same period in the prior year, and by $41.1 million, or 69.9%, in the first nine months of 2024 compared to the same period in the prior year, primarily due to lower sales and gross profit due to lower sales volumes of Flash and DRAM products.
IPS operating income increased by $4.8 million, or 19.7%, in the third quarter of 2024 compared to same period in the prior year, primarily due to a higher volume of Penguin service revenue. IPS operating income decreased by $24.7 million, or 26.3%, in the first nine months of 2024 compared to the same period in the prior year, primarily due to lower sales from our Penguin Solutions business, partially offset by lower operating expenses, mainly driven by personnel-related expenses due to lower headcount, and lower subcontract services.
LED Solutions operating loss improved by $1.1 million in the third quarter of 2024 compared to the same period in the prior year, and improved by $2.8 million in the first nine months of 2024 compared to the same period in the prior year, primarily due to higher revenue from increased demand, better factory leverage and product mix and lower personnel-related expenses due to headcount reductions.

Operating and Non-operating (Income) Expense
Research and Development
Research and development expense decreased by $0.7 million, or 3.2%, in the third quarter of 2024 compared to the same period in the prior year, and by $8.1 million, or 11.6%, for the first nine months of 2024 compared to the same period in the prior year, primarily due to lower personnel-related expenses mainly driven by headcount reductions for both the three-month and nine-month periods, as well as lower subcontract services mainly driven by Penguin Solutions for the nine-month comparative periods.
Selling, General and Administrative
Selling, general and administrative expense decreased by $10.7 million, or 15.7%, in the third quarter of 2024 compared to the same period in the prior year, and by $19.8 million, or 10.1%, for the first nine months of 2024 compared to the same period in the prior year, primarily due to lower diligence, acquisition and integration expense, lower personnel-related expenses, mainly driven by headcount reductions and lower amortization expense of intangible assets.
Selling, general and administrative expense in the first nine months of 2024 and 2023 included costs of $6.7 million and $18.2 million, respectively, associated with the diligence, acquisition and integration of executed and potential business combinations. We anticipate that these activities will continue into future quarters.
Impairment of Goodwill
During the second quarter of 2023, we initiated a plan pursuant to which we intend to wind down manufacturing and discontinue the sale of certain legacy products offered through our Penguin Edge business by approximately the end of 2025. We recorded impairment charges of $17.6 million and $1.5 million in the second and fourth quarters of 2023, respectively, to impair the carrying value of Penguin Edge goodwill. We currently anticipate that the remaining goodwill of the Penguin Edge reporting unit of $16.1 million as of the end of the third quarter of 2024 may become further impaired in future periods.
Change in Fair Value of Contingent Consideration
Our acquisition of Stratus Technologies in the first quarter of 2023 included contingent consideration. We estimated the fair value of the contingent consideration as of the date of acquisition and subsequently recognized changes in the fair value in results of operations. In the third quarter and first nine months of 2023, we recorded charges of $14.8 million and $24.9 million, respectively, to adjust the fair value of the contingent consideration. As of August 25, 2023, current liabilities included $50.0 million for the amount payable for the Stratus Earnout, which we paid in full in the second quarter of 2024. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Business Acquisition – Stratus Technologies.”
Other Operating (Income) Expense
Other operating expense in the first nine months of 2024 and 2023 included restructure charges of $6.7 million and $5.4 million, respectively, primarily for employee severance costs and other benefits resulting from workforce reductions, the elimination of certain projects across our businesses and other costs associated with the wind down of our Penguin Edge business. We anticipate that these activities will continue into future quarters and anticipate recording additional restructure charges.
Interest Expense, Net
Net interest expense decreased by $3.1 million in the third quarter of 2024 compared to the same period in the prior year, primarily due to higher interest income resulting from higher cash and investment balances and lower interest expense due to the prepayments of the Amended 2027 TLA. Net interest expense decreased by $4.3 million in the first nine months of 2024 compared to the same period in the prior year, primarily due to higher interest income resulting from higher cash and investment balances, partially offset by higher interest expense from the Amended 2027 TLA.
Other Non-operating (Income) Expense
Other non-operating (income) expense in the first nine months of 2023 consisted primarily of a $15.9 million loss on the extinguishment of debt, partially offset by $3.0 million gain on disposition of assets. See “Item 1. Financial Statements –

Notes to Consolidated Financial Statements – Other Non-operating (Income) Expense” and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes – Convertible Senior Notes Exchange.”
Income Tax Provision (Benefit)
Income tax provision in the third quarter and first nine months of 2024 decreased by $8.5 million and $22.3 million, respectively, as compared to the same periods in the prior year, primarily due to a decrease in profit before tax in jurisdictions subject to income tax, partially offset by the effect of a $4.5 million benefit recognized upon completion of a research and development tax credit study for prior years.
Our effective tax rate was (27.0)% and (32.5)% in the third quarter and first nine months of 2024, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized and to withholding taxes and state income taxes, partially offset by the effect of a $4.5 million benefit recognized in the third quarter of 2024 upon completion of a research and development tax credit study for prior years. Our effective tax rate was (59.9)% and (91.5)% in the third quarter and first nine months of 2023, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized.
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
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Liquidity and Capital Resources
As of May 31, 2024, we had cash, cash equivalents and short-term investments of $467.5 million, of which $384.1 million was held by subsidiaries outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts, money market funds and time deposits. We do not acquire investments for trading or speculative purposes.
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
Cash Flows

	Nine Months Ended
	May 31, 2024	May 26, 2023
Net cash provided by operating activities from continuing operations	$117,677	$26,121
Net cash used for investing activities from continuing operations	(3,526)	(244,077)
Net cash provided by (used for) financing activities from continuing operations	(159,615)	218,093
Net increase in cash and cash equivalents from discontinued operations	90,447	35,343
Effect of changes in currency exchange rates	(1,256)	2,730
Net increase in cash and cash equivalents	$43,727	$38,210
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, share-based compensation, adjustments for changes in the fair value of contingent consideration, gains and losses from investing or financing activities, and from the effects of changes in operating assets and liabilities.
Net cash provided by operating activities from continuing operations in the first nine months of 2024 resulted primarily from a net loss of $18.0 million, adjusted for non-cash items of $80.7 million. Operating cash flows were favorably affected by a $55.0 million net change in our operating assets and liabilities, primarily from the effects of an increase of $84.6 million in accounts payable and accrued expenses and other liabilities, partially offset by the payment of $29.0 million of contingent consideration related to our 2023 acquisition of Stratus Technologies. The increase in accounts payable and accrued expenses and other liabilities was primarily due to timing of payments, as well as higher deferred revenue resulting from amounts received from customers in advance of satisfying performance obligations.
Net cash provided by operating activities from continuing operations in the first nine months of 2023 resulted primarily from a net loss of $55.8 million, adjusted for non-cash items of $148.8 million. Operating cash flows were adversely affected by a $66.9 million net change in our operating assets and liabilities, primarily from the effects of a decrease of $226.4 million in accounts payable and accrued expenses and other liabilities and the payment of $73.7 million of contingent consideration related to our 2021 acquisition of the LED business, partially offset by the effect of decreases of $159.5 million in accounts receivable and $66.7 million in inventories. The decreases in accounts payable and accrued expenses and other liabilities and in accounts receivable and inventories were primarily due to timing of payments and receipts.
Investing Activities: Net cash used for investing activities from continuing operations in the first nine months of 2024 consisted primarily of $13.6 million for capital expenditures and deposits on equipment, offset by net maturities of investment securities of $11.4 million.
Net cash used for investing activities from continuing operations in the first nine months of 2023 consisted primarily of $213.1 million for the acquisition of Stratus Technologies and $31.7 million for capital expenditures and deposits on equipment.
Financing Activities: Net cash used for financing activities from continuing operations in the first nine months of 2024 consisted primarily of $126.6 million in repayments of debt, $21.0 million for payment of contingent consideration related to our 2023 acquisition of Stratus Technologies and $18.0 million of payments to acquire our ordinary shares (including $13.9 million under our share repurchase program), partially offset by $8.1 million in proceeds from the issuance of ordinary shares from our equity plans.
Net cash provided by financing activities from continuing operations in the first nine months of 2023 consisted primarily of $295.3 million in net proceeds from the issuance of a term loan and $8.4 million in proceeds from the issuance of ordinary shares, partially offset by $28.1 million for payment of contingent consideration related to our 2021 acquisition of the LED business, $16.9 million of payments to acquire our ordinary shares (including $13.8 million under our share repurchase program and convertible note exchange), $14.1 million for payment of premium in connection with our convertible note exchange, $14.4 million in principal repayment of the LED Purchase Price Note and $4.3 million net cash paid for settlement and purchase of privately-negotiated capped call transactions (“Capped Calls”).
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
Based on our monetary assets and liabilities denominated in foreign currencies as of May 31, 2024 and August 25, 2023, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $2.9 million and $1.6 million, respectively, to revalue these assets and liabilities.

Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of May 31, 2024, we had $425.0 million outstanding under the Amended 2027 TLA. In addition, our Amended Credit Agreement provides for borrowings of up to $250.0 million under the 2027 Revolver. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2027 Revolver were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense, and a decrease in our cash flows, of $6.8 million per year.
We had cash, cash equivalents and short-term investments of $467.5 million as of May 31, 2024. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions and in short-duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or decreases in interest rates would be expected to augment or reduce future interest income by an insignificant amount.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of May 31, 2024 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
During the third quarter of fiscal 2024, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 5, 2022, we announced that our Board of Directors approved a $75.0 million share repurchase authorization (the “Initial Authorization”), under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. The Initial Authorization has no expiration date but may be suspended or terminated by our Board of Directors at any time. On January 8, 2024, the Audit Committee of the Board of Directors approved an additional $75 million share repurchase authorization (the “Additional Authorization,” and together with the Initial Authorization, the “Current Authorization”). The Additional Authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. No shares were repurchased during the third quarter of 2024 under the Current Authorization. As of May 31, 2024, the remaining aggregate dollar value of shares that may be repurchased under the Current Authorization was $77.7 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On April 26, 2024, Jack Pacheco, our Executive Vice President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement (the “Pacheco 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Pacheco 10b5-1 Plan provides for the sale of up to 140,000 ordinary shares acquired upon the exercise of share options, commencing on July 26, 2024 and continuing until all shares are sold or until March 31, 2025, whichever occurs first.
During the fiscal quarter ended May 31, 2024, no other officers or directors of SGH adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Memorandum and Articles of Association of SMART Global Holdings, Inc.		10-Q	001-38102	3.1	04/07/2020
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934		10-K	001-38102	4.1	10/25/2021
10.1*	Transition and Separation Agreement by and between SMART Global Holdings, Inc. and David Laurello, dated April 6, 2024	X
10.2*	Offer Letter by and between SMART Global Holdings, Inc. and Nathan Olmstead, dated June 18, 2024	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Constitutes a management contract or compensatory plan or arrangement.
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

SMART Global Holdings, Inc.
Date: July 9, 2024	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 9, 2024	By:	/s/ Nate Olmstead
Nate Olmstead
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

