Form 10-K
period 2024-08-30
Penguin Solutions, Inc.
filed 2024-10-24
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38102

PENGUIN SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1013909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Walkers Corporate Limited
190 Elgin Avenue
George Town, Grand Cayman
Cayman Islands	KY1-9008
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 623-1231
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.03 par value per share	PENG	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the ordinary shares on the Nasdaq Global Select Market on March 1, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.17 billion. Ordinary shares held by each executive officer and director, and their affiliated holders, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of October 14, 2024, the registrant had 53,289,867 ordinary shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual General Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended August 30, 2024.

1

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) and the documents incorporated herein by reference contain “forward-looking statements” that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements include, but are not limited to, statements regarding future events or our future financial or operating performance, the extent and timing of, and expectations regarding, our future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding our rebranding initiatives and strategy, and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “potential,” “should” and similar words and the negatives thereof constitute forward-looking statements. These forward-looking statements are based on our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, global business and economic conditions and growth trends in technology industries (including trends and markets related to artificial intelligence (“AI”)), our customer markets and various geographic regions; uncertainties in the geopolitical environment; our ability to manage our cost structure; disruptions in our operations or supply chain as a result of global pandemics or otherwise; changes in trade regulations or adverse developments in international trade relations and agreements; changes in currency exchange rates; overall information technology spending; appropriations for government spending; the success of our strategic initiatives including our rebranding and related strategy, any potential collaborations, and additional investments in new products and additional capacity; acquisitions of companies or technologies and the failure to successfully integrate and operate them or customers’ negative reactions to them; issues, delays or complications in integrating the operations of Stratus Technologies; the failure to achieve the intended benefits of the sale of SMART Brazil and its business; limitations on or changes in the availability of supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; our dependence on a select number of customers and the timing and volume of customer orders; production or manufacturing difficulties; competitive factors; technological changes; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the memory market, LED market or other markets in which we participate; changes to applicable tax regimes or rates; changes to the valuation allowance for our deferred tax assets, including any potential inability to realize these assets in the future; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; and the continuing availability of borrowings under term loans and revolving lines of credit and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in this Annual Report and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. Such risks, uncertainties and factors as outlined above and in such filings do not constitute all risks, uncertainties and factors that could cause actual results of Penguin Solutions to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report. We do not intend, and have no obligation, to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report, except as required by law.
About This Annual Report
On October 15, 2024, we changed our corporate name from “SMART Global Holdings, Inc.” to “Penguin Solutions, Inc.” We will refer to our current corporate name throughout this Annual Report. As such, unless the context indicates otherwise, the terms used herein, “Penguin Solutions,” “Company,” “Registrant,” “we,” “our,” “us” or similar terms refer to Penguin Solutions, Inc. and its consolidated subsidiaries. Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2024, 2023 and 2022 contained 53, 52 and 52 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated.
Penguin Solutions, Penguin Computing, Penguin Edge, the Penguin Solutions logo, SGH, SMART Global Holdings, SMART Modular Technologies, SMART, Intelligent Platform Solutions, CreeLED, Cree LED, J Series, XLamp, Stratus, Stratus Technologies, Stratus ztC, Stratus ztC Edge, Stratus ztC Endurance, ftServer, everRun, Tundra, SMART Embedded Computing, SMART Wireless Computing, Penguin-On-Demand, Zefr and our other

3

trademarks or service marks appearing in this Annual Report are our trademarks or registered trademarks. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders.

PART I
Item 1. Business
Overview
At Penguin Solutions, we understand the boundless potential of technology and support our customers in turning cutting-edge ideas into outcomes—faster, and at any scale.
With over two decades of experience as trusted advisors, Penguin Solutions is an end-to-end technology company solving complex challenges in computing, memory and LED solutions. Penguin Solutions designs, builds, deploys and manages high-performance, high-availability enterprise solutions, allowing customers to achieve their breakthrough innovations.
We do this in partnership with our customers—customizing solutions while facilitating rapid time to production, optimized long-term performance, high availability and enhanced value.
As of the end of fiscal 2024, Penguin Solutions employed approximately 2,700 employees worldwide, with most located in the United States, China and Malaysia. We believe that our employees are the cornerstone of our success. To support their efforts, we aim to provide diverse, inclusive and equitable workplaces that we maintain through ongoing intentional actions.
On October 15, 2024, we changed our corporate name from “SMART Global Holdings, Inc.” to “Penguin Solutions, Inc.” and changed our Nasdaq Global Select Market ticker symbol from “SGH” to “PENG.” The changes to the corporate name and ticker symbol did not have any impact on our legal entity structure, financial statements or previously reported financial information.
Business Segments
The most exciting technological advancements are also the most challenging for companies to adopt. We support our customers in achieving their ambitions across our computing, memory and LED solutions. With our expert skills, experience and partnerships, we help turn our customers’ most complex challenges into compelling opportunities.
We aim to deliver the highest quality products and services through our customer-centered approach. Drawing on our extensive knowledge in specialized domains, we bring customers new ideas and tailored solutions that can meet their most pressing needs. By combining leading-edge technologies with our unique software and services, we demonstrate our commitment to customer success.
Over the past few years, we have been transforming our business from a holding company structure to a global enterprise solutions provider. As part of this transformation, on October 15, 2024 we rebranded as Penguin Solutions™, reflecting our ongoing commitment to delivering leading-edge solutions that solve the complexity of AI. Along with the update of our company brand, we revised how we describe our business segments. Today we have Advanced Computing, formerly known as Intelligent Platform Solutions, Integrated Memory, formerly known as Memory Solutions, and Optimized LED, formerly known as LED Solutions.
Divestiture of SMART Brazil
On November 29, 2023, we completed the divestiture of an 81% interest in SMART Modular Technologies do Brasil – Indústria e Comércio de Componentes Ltda. (“SMART Brazil”) to Lexar Europe B.V. (“Lexar Europe”), an affiliate of Shenzhen Longsys Electronics Co. Ltd.
Presentation of SMART Brazil as Discontinued Operations: In accordance with authoritative guidance under U.S. GAAP, we have presented the balance sheets, results of operations and cash flows of SMART Brazil operations in this Annual Report, including in the accompanying consolidated financial statements and notes, as discontinued operations for all periods presented. The SMART Brazil operations were previously reported as part of our Integrated Memory segment. Unless otherwise noted, discussion within this Annual Report relates solely to our continuing operations and excludes the SMART Brazil operations.

See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Acquisition of Stratus Technologies
On August 29, 2022, we completed the acquisition of Storm Private Holdings I Ltd., a Cayman Islands exempted company (together with its subsidiaries, “Stratus Technologies”). At the closing, we paid a cash purchase price of $225.0 million, subject to certain adjustments. In addition, the seller had the right to receive, and we were obligated to pay, contingent consideration of up to $50.0 million (the “Stratus Earnout”) based on the gross profit performance of the Stratus Technologies business during the first full 12 fiscal months following the closing. In the second quarter of 2024, we paid in full $50.0 million related to the Stratus Earnout. See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Business Acquisitions – Stratus Technologies.”
Our Products and Services
Advanced Computing
Our Advanced Computing segment offers high-performance, high-availability, fault-tolerant integrated computing platforms and services for AI, accelerated computing, machine learning (“ML”) and the internet of things (“IoT”) that span the continuum of edge, core and cloud. Within our Advanced Computing segment, we have two operating brands - Penguin Solutions, the umbrella brand for Penguin Computing® and Penguin Edge™ products, and the Stratus® brand. Our Penguin Computing business focuses on technical computing for core and cloud environments via advanced high-performance computing (“HPC”) and AI solutions. Through our Penguin Edge business, we offer edge computing solutions for embedded and wireless applications, specializing in high-performance products for customers in government, health care, manufacturing and telecommunications. With our Stratus brand, we offer simplified, protected and autonomous fault-tolerant computing solutions in the data center and at the edge through its hardware, software and services offerings. We provide these leading-edge solutions to customers in the education, energy, financial services, government, hyperscale and manufacturing markets. Our Advanced Computing segment had net sales of $554.6 million, $749.7 million and $441.0 million in 2024, 2023 and 2022, respectively.
Penguin Computing
Through our Penguin Computing business, we provide a robust portfolio of hardware (including solutions based on the Open Compute Project (“OCP”)), software and services offerings. Our solutions are composed of servers, software, integrated turn-key clusters, enterprise-grade storage, networking hardware and software, as well as cloud-based solutions via our Penguin-On-Demand™ (“POD”) solution. Our product offerings include our OCP-inspired Tundra® Extreme Scale products to solve technical compute and density challenges. Our rack-mount servers and graphics processing unit (“GPU”) accelerated computing platforms give our customers powerful tools for the development and implementation of AI, ML advanced modeling and HPC applications. Complementing our compute, storage and networking hardware solutions is Penguin Solutions’ ClusterWare line of cloud and cluster management software. These products provide advanced capabilities for management of AI and HPC clusters ranging in size from department-level systems to supercomputers. Our products and services also enable customers to provide their own AI and HPC cloud with remote access via our proprietary browser-based Virtual Desktop Infrastructure (“VDI”) solution. Our solution approach includes design, build, deploy, manage, software automation and end-to-end services.
Penguin Edge
Our Penguin Edge product portfolio brings together our SMART Embedded Computing™ (“SMART EC”) and SMART Wireless Computing™ (“SMART Wireless”) brands, both of which operate under the unified Penguin Edge product brand. Penguin Edge products encompass system-on-modules (“SoMs”), single board computers (“SBCs”), peripheral component interconnect express (“PCIe”) accelerators and application-ready platforms including bladed edge servers. These solutions allow for insight, intelligence and analytical capabilities closer to where the data is generated, optimizing a range of use cases across industries and rugged environments.

Target markets for Penguin Edge solutions include network edge computing, government, telecommunications infrastructure and manufacturing applications, as well as IoT endpoint applications such as smart city, digital health, digital signage and smart buildings.
In the second quarter of 2023, we initiated a plan to wind down manufacturing and discontinue the sale of legacy products offered through our Penguin Edge business by the end of 2025. See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Intangible Assets and Goodwill – Impairment of Penguin Edge Goodwill.”
Stratus
Through our Stratus brand, we provide for the continuous availability of business-critical applications by delivering zero-touch computing platforms that are designed to be autonomous, simple to deploy and maintain and protected from interruptions and threats. For 40 years, Stratus Technologies has provided reliable and redundant computing that has enabled global Fortune 500 companies and small-to-medium sized businesses to securely and remotely turn data into actionable intelligence at the edge, data center and cloud – focused on both uptime and efficiency. As a result, IT and operational technology professionals across financial services, telecom, oil and gas, transportation, healthcare, retail and industrial automation rely on Stratus platforms and services to achieve greater productivity, efficiency, sustainability, safety, security and peace of mind.
Our high-availability and fault-tolerant platforms include our Stratus ztC Edge® platform, a secure, purpose-built, highly automated computing platform for resource constrained and remote locations and rugged environments; Stratus ztC Endurance® and Stratus ftServer® platforms, which offer fully integrated, fault-tolerant computing platforms for complex software workloads; our Stratus ftServer V series platform, a market leader for continuously available processing of high volume, highly-sensitive transactions that leverages Stratus Technologies’ Virtual Operating System; and Stratus everRun® platform, a flexible software-only option for ensuring fault tolerance of third-party hardware. These platforms are backed by expert customer, professional and managed services dedicated to customer success.
Integrated Memory
Our Integrated Memory segment enables high-performance, high-availability computing solutions through the design, development and advanced packaging of specialty memory and storage solutions. Products include dynamic random access memory (“DRAM”) modules, solid-state/flash storage and other advanced integrated memory solutions critical to networking and telecom, data analytics, AI and ML. Our Integrated Memory segment also offers SMART Supply Chain Services, which provides customized, integrated supply chain services to enable our customers to better manage supply chain planning and execution, reduce costs and increase productivity. Our Integrated Memory segment had net sales of $356.4 million, $443.3 million and $551.7 million in 2024, 2023 and 2022, respectively.
SMART Modular Technologies
Through its brand SMART Modular Technologies®, Integrated Memory has been helping customers enable high-performance computing through the design, development and advanced packaging of specialty integrated memory solutions for over 30 years. Our robust portfolio ranges from today’s leading-edge technologies to standard and legacy DRAM and Flash storage products. We provide standard, ruggedized and custom memory and storage solutions that meet the needs of diverse applications in high-growth markets.
We collaborate closely with our global original equipment manufacturer (“OEM”) customers throughout their design process and across multiple projects to create solutions for demanding applications with differentiated requirements, such as specific form factors, higher density, lower power, specific firmware and greater durability and reliability compared to standard solutions. We target opportunities where we believe we can be a primary supplier of longer-lifecycle solutions to OEM customers for diverse and growing end markets within industrial, government, networking and communications, enterprise storage and computing as well as in other vertical markets. We offer an extensive portfolio of approximately 1,400 products available in standard and rugged formats.
Our offerings include an extensive lineup of DRAM modules across a variety of DRAM technologies, including legacy synchronous DRAM, double data rate (“DDR”), DDR2, DDR3 and leading-edge, high-performance DDR4 and DDR5 DRAM devices. These technologies are incorporated into standard memory, enterprise memory and hybrid integrated memory solutions in both standard and rugged formats. Our DRAM modules encompass a broad range of form factors and functions, including dual in-line memory modules (“DIMMs”), nonvolatile DIMMs, differential DIMMs (“DDIMM”), load reduced DIMMs, registered DIMMs, unbuffered DIMMs, small-outline DIMMs and mini-DIMMs for industrial, government, networking and communications, enterprise storage and computing and other vertical markets. These memory modules come in configurations of up to 288 pins and densities of up to 128 gigabytes. We support leading-edge and emerging interconnect standards such as Compute Express Link (“CXL”). We utilize advanced printed circuit board and device packaging and stacking technologies to achieve cost-effective, high-density solutions. Our products are designed to meet the quality requirements of enterprise class systems pursuant to the stringent specifications required for various high-speed applications.
We also design and manufacture embedded and removable Flash memory products in a variety of form factors and capacities, incorporated into storage and hybrid-integrated memory solutions in standard and rugged formats. Our Flash memory products include solid-state drives (“SSDs”), Serial Advanced Technology Attachment (“SATA”) and PCIe NVMe products in 2.5" enclosures, M.2 and other module form factors. We also offer Flash component products such as embedded MultiMediaCard (“eMMC”) and embedded and removable products in USB, CompactFlash and SD and microSD Card configurations. Our Flash capabilities include application-specific and customized firmware development.
Our Integrated Memory segment also offers Zero Failure Rate (“Zefr®”) memory modules to support powerful HPC platforms that process massive amounts of data. A Zefr memory module undergoes a rigid proprietary screening process which is performed on OEM original memory modules or SMART Modular Technologies memory modules to deliver ultra-high reliability for demanding workloads.
SMART Supply Chain Services
We offer a wide array of supply chain services including procurement, logistics, inventory management, temporary warehousing, programming, kitting and packaging services. We tailor our supply chain service offerings to meet the specific needs of our customers and enable our customers to manage supply chain planning and execution, which reduces costs and increases productivity. Our supply chain services are based on our proprietary software platform, which is then integrated with customers’ procurement management systems as well as our suppliers’ distribution management systems. Our global footprint allows us to provide these services to customers and their manufacturing partners in many regions of the world. In addition, our global inventory management capabilities enable us to manage a vast array of customer and supplier part numbers across worldwide manufacturing and logistics hubs, which helps our customers minimize inventory levels while maintaining reliable delivery and availability of supply.
Optimized LED
Our Optimized LED segment offers a broad portfolio of application-optimized LEDs focused on improving lumen density, intensity, efficacy, optical control and/or reliability. Backed by expert design assistance and superior sales support, our Optimized LED products enable our customers to develop and market LED-based products for lighting, video displays and specialty lighting applications. This segment was formed after our acquisition of Cree LED in March 2021 and offers products under the Cree LED® brand. Our Optimized LED segment had net sales of $259.8 million, $248.3 million and $403.2 million in 2024, 2023 and 2022, respectively.
Cree LED
For over 30 years, Cree LED has been a leader in LED lighting technology, offering innovative and differentiated LED solutions to a broad base of customers across multiple market segments. The Cree LED product offering includes both chips and packaged LED components.
Our Cree LED chip products include blue and green LED chips based on gallium nitride (“GaN”) and related materials. These chips are used in a number of applications and are available in a range of brightness levels, wavelengths (colors) and sizes. Products using our blue and green LED chips can be found in automotive, video displays, gaming displays, heart rate monitors and function indicator lights. Customers also combine our blue LED chips with phosphors to create white LEDs, which are used for indoor and outdoor illumination, medical and industrial applications and automotive interior lighting, indicators, headlamps and daytime running lights.
Our Cree LED XLamp®, J Series® and high-brightness product lines feature packaged LED components. The XLamp and J Series components meet a broad range of market needs for lighting applications, including general illumination (both indoor and outdoor applications), portable, architectural, signal and transportation lighting. Our high-brightness LED components consist of surface mount device (“SMD”) and through-hole packaged LED products. Our SMD LED component products are available in a full range of colors and are suitable for a variety of applications, including video, signage, general illumination, transportation, gaming and specialty lighting. Our through-hole packaged LED component products are available in a full range of colors and are primarily designed for the signage market.
Manufacturing and Test
Overview
We have manufacturing and testing facilities that support one or more of our business segments, which are primarily located in the United States, Malaysia and China. Our manufacturing facilities in Newark and Fremont, California and Penang, Malaysia, which support our Integrated Memory and Advanced Computing operations, are all certified in one or more of the following: ISO 9001:2015, ISO 14001:2015 and ISO 45001:2018. We also have a manufacturing facility in Huizhou, China for Optimized LED that is ISO9001:2015, ISO14001:2015 and IATF16949:2016 certified. In addition, we have a test and integration facility in Tempe, Arizona for our Penguin Edge product portfolio, which is part of our Advanced Computing business segment. We are a member of the Responsible Business Alliance (“RBA”), and our manufacturing facilities in Malaysia and California currently comply with the RBA Code of Conduct, which increasingly is a business requirement of our customers.
Product testing is an important aspect of our manufacturing operations. We have established substantial technical expertise in the testing of products for high-end applications. Our extensive testing capabilities not only help to ensure a low defect rate, but also enable us to sell specialized testing as an additional service. We design customer-specific testing processes that differ from the core focus of standard providers. We have achieved stringent quality targets across a broad spectrum of system applications and customer-specific designs. Our staff includes experienced test engineers who have developed proprietary testing routines and parameters that, when combined with our advanced test equipment, enable us to diagnose problems in components as well as system design, characterize the performance of new products and provide high quality products at volume.
Advanced Computing
Within Advanced Computing, we utilize three primary methods of fulfilling product demand: using third-party contract manufacturers, building products to order based on sourced components and configuring products to order. In each case, we use components and subassemblies acquired from a wide range of vendors. For our Stratus brand, we primarily use third-party manufacturers for most products, with assembly in our Ireland facility for certain product lines. For Penguin Computing products, we have developed capabilities for design and development of large-scale systems and dense HPC and AI clusters that have significant power and cooling requirements, with manufacturing and testing for HPC products conducted at our Fremont, California facility. For our Penguin Edge product brand, we design and develop a wide range of embedded and wireless computing products that we manufacture, assemble and test at our manufacturing facilities in Newark, California and Tempe, Arizona.
Integrated Memory
Our Integrated Memory manufacturing operations benefit from our many years of design experience and our existing library of proven designs that stress high manufacturability and quality. Over 30 years of manufacturing experience enables us to move quickly to high-volume production of new products, which is paramount in helping our customers achieve rapid time-to-market for their latest innovations. Our design efficiencies, high level of automation and expertise in advanced manufacturing processes power our build-to-order approach and help enable us to achieve high manufacturing yields, reduced direct labor costs and quick turnaround of both small and large production orders.
For certain customers in our Integrated Memory segment, we employ extensive software-based electrical and thermal simulations and test our designs on high-end functional testers utilizing a broad array of test suites. These tests are designed to meet the quality requirements of enterprise-class systems with stringent specifications required for various high-speed and high-compute applications. We also conduct design verification testing of hardware, firmware, system integration and reliability. We continually work to improve our test routines and associated software. For our specialty memory products, we have developed a high-volume, fully automated reliability testing and screening capability that substantially exceeds standard industry practices. These capabilities enable us to reduce the occurrence of early-life failures and weak module fallout, which can save our customers from the significant expenses associated with replacing products that fail after field deployment.
Optimized LED
While we do not own or operate wafer fabrication facilities, we have capabilities for subsequent stages of the product manufacturing cycle. In our manufacturing facilities in Huizhou, China, we receive LED chips from third-party wafer fabrication facilities, prepare and package dies into LED components, test components, and in some cases, assemble components on substrates or printed circuit boards to manufacture LED products. Through our years of investment and experience, we have developed expertise in LED technology that results in brighter, more efficient and lower cost LED chips and components for a broad range of lighting applications.
Customers
We believe that our customers look to us as a strategic partner based on our high-performance, high-availability, application-specific products, quality, technical support and global footprint. We also provide customized, integrated supply chain services for certain customers to assist them with the management and execution of their procurement and distribution processes. We believe our close collaboration with customers, customer-specific designs, long-lifecycle solutions and proprietary supply chain services create significant customer value. Our products are generally manufactured on a build-to-order basis. Our sales are made primarily pursuant to customer purchase orders and are not based on long-term supply agreements.
We sell our products and solutions directly and through third-party channels, including distributors, value-added resellers, independent software vendors and systems integrators, to a diversified base of local and global OEM, enterprise and government customers.
In Advanced Computing, we sell Penguin Computing products to enterprise and government customers in AI cloud services, energy, hyperscale and education markets; Penguin Edge products to OEM customers, system integrators and through distribution to government, telecom infrastructure, industrial, network edge computing and transportation markets; and Stratus products and services to financial services, telecom, oil and gas, transportation, healthcare, retail and industrial automation customers. We also offer IoT endpoint applications such as smart city, digital health, digital signage and smart buildings.
In our Integrated Memory segment, we sell to OEM customers in industrial, government, networking and communications, enterprise storage and other vertical markets.
Our Optimized LED segment sells LED chips and components to manufacturers and electronic component distributors. We sell our Optimized LED products and solutions using both channel and direct sales to a diverse base of local and global OEM and contract manufacturers that together support a broad range of customers. We also utilize third-party sales representatives that generally do not maintain product inventory. A substantial portion of our Optimized LED products are sold to distributors that stock inventory and sell our products to their customers, which include value-added resellers, manufacturers who incorporate our products into their own manufactured goods and end-users of our products. Like other global semiconductor component suppliers, our Optimized LED segment has historically experienced seasonally lower sales during the earlier part of the calendar year and may see similar trends in the future.
In 2024, 2023 and 2022, sales to our ten largest end customers (including sales to contract manufacturers and original design manufacturers (“ODMs”) at the direction of such end customers) accounted for 58%, 60% and 62% of total net sales, respectively. See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Concentrations.”
Suppliers
To address the needs of our customers, we have developed and maintained relationships with leading suppliers and contract manufacturers located in Asia, Europe and the Americas. Our semiconductor suppliers include many of the world’s largest memory manufacturers, including Samsung Semiconductor, Inc., Micron Technology, Inc., SK hynix, Inc. and Kioxia Holdings Corporation. They also include some of the world’s largest providers of computing, communications and graphics processers, including Intel Corporation, Advanced Micro Devices, Inc.,

NVIDIA Corporation and TD Synnex Corporation; as well as providers of subsystems including Intel and Giga-Byte Technology Co., Ltd.; networking products including Juniper Networks, Inc.; and suppliers of software products. Our contract manufacturers include NEC Corporation, Advantech Co., Ltd. and Celestica Inc. We often work with our suppliers in bidding for customers’ design-in opportunities. We also work closely with our suppliers to better ensure that needed materials are available and delivered on time. Our established global network of materials sourcing helps ensure that our pricing remains competitive and allows us to provide a stable source of supply for our customers.
We believe that our longstanding relationships with leading suppliers put us in a favorable position to procure sufficient quantities of materials, including during periods of industry shortages. Our flexible and responsive global manufacturing capabilities, inventory management systems and global IT system allow us to move materials from one site to another in a cost-efficient manner and often deploy what might otherwise be excess inventory among other products and customers. In our Advanced Computing and Integrated Memory segments, we purchase a significant portion of our materials from suppliers on a purchase order basis and generally do not have long-term commitments from our suppliers. Our Optimized LED segment has a number of supply agreements with third-party providers for LED chips in wafer or discrete form.
Global macroeconomic headwinds have resulted in significant supply shortages across the supply chain. These shortages have increased the cost of materials needed to manufacture our products and have impacted our ability to manufacture products for our customers. Many of these issues relate to reduced investment in capacity by our suppliers as well as local government policies that have affected the ability of our suppliers’ employees to work. Additionally, airline freight capacity limitations have increased our freight cost and affected the timeliness of some deliveries.
Sales, Support and Marketing
We sell our products both directly and through third-party channels to global OEMs as well as enterprise, government and other end customers located across North America, Asia and Europe. Our sales and marketing efforts are conducted through an integrated process that engages our direct sales force, e-commerce, customer service representatives and on-site field application engineers (“FAE”) alongside a network of independent sales representatives, distributors, integrators and resellers. Larger customers are also often supported by dedicated sales and support teams. Our sales and marketing efforts also include a high level of involvement from our senior executives.
Our on-site FAEs work closely with our sales team to provide product design support to our customers. Our FAEs collaborate with our customers, providing us insight into their business models and product roadmaps and enabling us to identify early-stage opportunities that can help grow our business. Our integrated sales network and FAEs together allow us to be more responsive to our customers and more successful in navigating each customer’s unique and often complex design qualification and/or bid proposal processes.
Our marketing activities include advertising in technical journals; publishing articles in leading industry periodicals; hosting webinars; publishing white papers, electronic newsletters and blogs; and utilizing direct email solicitation. We participate in many industry trade shows worldwide and have active memberships in a number of industry organizations, including the Joint Electron Device Engineering Council (“JEDEC”), SD Card Association, Storage Networking Industry Association, Gen-Z Consortium, CXL Consortium, Trusted Computing Group, Open Compute Project, Sensor Open Systems Architecture Consortium, Peripheral Component Interconnect Special Interest Group and Illuminating Engineering Society (“IES”).
Research and Development
The timely development of new products and services is essential to maintaining our competitive position. Our primary research and development (“R&D”) activities are conducted at our R&D centers in the United States (Durham, North Carolina; Fremont, California; Irvine, California; Maynard, Massachusetts; Newark, California; Tempe, Arizona and Tewksbury, Massachusetts) and in Huizhou, China; Bangalore, India; New Taipei City, Taiwan; and Penang, Malaysia. Our R&D activities focus on driving innovation in our products and services as well as continuous process improvement for procurement, test and manufacturing.
Our research and product development for Advanced Computing includes high-availability server architecture and design, high-availability software development (including virtualization, operating systems and systems management); server selection and occasional design; designs to enable integration of racks and clusters; storage system design and evaluation; high-performance network design; component testing for switches; cables and interface devices; development of software-defined storage systems; and embedded computer boards and systems.
Our product development in Integrated Memory includes innovations for next-generation DRAM products, including DDR5, mobile DRAM, hybrid memories such as hybrid volatile and non-volatile DRAM, emerging interconnect standards such as CXL, enterprise memory and Flash-based products, and associated firmware development.
R&D in our Optimized LED segment includes innovations for next-generation LED products, including chips, packages for high-power general illumination, next generation direct-view video displays and specialty applications such as horticulture lighting, architectural, torch and emergency vehicles. We plan to continue R&D focused on the innovation and design of these and other new products that address the needs of our customers, with a focus on faster-growing markets.
We continue to develop a broad offering of Flash-based products for industrial, government, communications and enterprise storage and compute markets. Our engineering team is focused on firmware development, systems engineering and integration, system and platform validation, applications, and product and reliability engineering for new products.
Our advanced engineering and design capabilities enable us to address our customers’ increasingly complex needs. We design our products to be compatible with existing industry standards and, where appropriate, develop and promote new standards and provide custom solutions to meet customers’ requirements. An important aspect of our R&D is understanding the challenges presented by our customers’ requirements and addressing them using our industry knowledge, proprietary technologies and technical expertise. By working closely with our customers and suppliers, we are able to deliver technically advanced products designed to meet customer-specific needs with competitive solutions that satisfy our customers’ memory, storage and compute requirements; shorten their time-to-market; and enhance the performance of their end products and applications.
R&D expenses were $81.5 million, $90.6 million and $77.5 million in 2024, 2023 and 2022, respectively. As of August 30, 2024, we had approximately 340 R&D personnel worldwide.
Competition
Our businesses compete with numerous global and local companies. The principal competitive factors in our markets include the ability to meet customer-specific requirements and provide high product quality, strong technical support, technologically advanced products and services, advanced testing capabilities, flexible and global delivery options, reliable supply and reasonable pricing.
Across our Penguin Solutions business segments, our principal competitors include:
•Specialty memory products providers;
•Memory semiconductor manufacturers that also manufacture DRAM modules and Flash products;
•Supply chain service providers, including distributors and third-party logistics providers;
•Compute and storage systems providers;
•Semiconductor and subsystem manufacturers;
•Embedded computing platforms and systems providers;
•Providers of SoMs and SBCs;
•LED product manufacturers;
•Enterprise IT server vendors; and
•Manufacturers of industrial computers.
With respect to our Advanced Computing segment, within our Stratus business we primarily compete with manufacturers of enterprise servers and industrial computers. Our Penguin Computing business competes primarily with global manufacturers of HPC and AI products and services. For Penguin Edge products, primary competitors include makers of ruggedized computer boards and systems as well as manufacturers of edge computing devices, SoMs and SBCs.

Within our Integrated Memory segment, we compete against memory module providers and, to a lesser extent, large semiconductor manufacturers that utilize a portion of their capacity to manufacture memory modules.
Within our Optimized LED segment, we compete with companies that manufacture and/or sell nitride-based LED chips as well as manufacturers of LED components concentrated primarily in indoor and outdoor lighting; specialty lighting including torch lamps (flashlights), horticulture and color-changing architectural lighting; signs and signals; and transportation.
Some of our global competitors are large international companies that have substantially greater financial, technical, marketing, distribution and other resources as well as greater name recognition and longer-standing relationships with customers and suppliers than we do. These competitors tend to have limited customization and service capabilities and are generally focused on higher-volume memory, storage or compute products that are manufactured to industry-standard specifications. We believe that our close collaboration with customers, customer-specific designs, long-lifecycle solutions, superior products and proprietary supply chain services create significant customer loyalty that may provide an advantage when competing against large international companies.
In addition, some of our competitors are also our suppliers or customers. See “Item 1A. Risk Factors – Risks Related to Our Business – We depend on a select number of customers for a significant portion of our revenue” and “– We depend on a small number of sole or limited source suppliers.”
Intellectual Property
Intellectual property is an important aspect of our business. We actively seek to protect and leverage our intellectual property to promote our business interests. As of August 30, 2024, we owned or exclusively licensed approximately 1,732 patents, which are set to expire between 2024 to 2044, and had 310 pending patent applications. We continually review our development efforts to assess the existence and patentability of new intellectual property, which we work to protect as appropriate. We believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other intellectual property rights.
To protect our intellectual property, we rely upon a combination of patent, copyright, trade secret and trademark laws; contractual restrictions such as nondisclosure agreements, licenses and intellectual property assignment agreements; and policies and procedures. We pursue the registration of our domain names and trademarks in various jurisdictions and register trademarks in the United States and other countries as warranted. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. Additionally, we actively monitor data on our computer networks to assure compliance with data use policies. However, these laws, procedures and policies provide only limited protection and any of our intellectual property rights may be challenged, invalidated, infringed or misappropriated. Furthermore, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, which means that we may be unable to protect our proprietary technology in certain jurisdictions.
While many of our products contain proprietary aspects and are protected by patents, some of our products are built around mature industry standards and have less patent protection. For these products, we rely on trade secrets and know-how to protect our proprietary interests. The absence of patent protection means that we cannot prevent our competitors from reverse-engineering and duplicating those products. Moreover, some of our product solutions incorporate open source software that is available under public licenses such as the GNU General Public License. We maintain policies and procedures to evaluate open source software used in our products and strive to minimize the risk of our proprietary intellectual property being inadvertently pulled under such licenses.
Human Capital
At Penguin Solutions, we put people first by nurturing a culture that supports creativity and growth. We value our employees and understand the importance of their contributions as well as personal development. We believe that at the best workplaces, employees feel inspired, engaged, valued and included. As part of our “people first” mindset, we are dedicated to advancing our people strategy by developing our talent, maintaining an engaged workforce and offering programs and rewards that attract and retain the best talent. At the core of our people strategy is a commitment to maintaining a safe and inclusive culture and ensuring that our workforce represents the diversity of the communities where we work.
Employees
As of August 30, 2024, we had approximately 2,700 full-time employees (excluding contractors) in locations across the globe, including in the United States, China and Malaysia. We have never experienced a work stoppage at any of our locations and take pride in our good employee relations.
Employee Engagement and Development
Continuous growth requires ongoing investment in people, innovation and new opportunities. We are always improving our communications between employees and management teams in order to advance our company goals and enhance the employee experience. We aim to develop capable leadership that can meet the challenges of business growth while instilling a supportive and inclusive company culture. At all locations, we provide our employees with performance assessments and evaluations. We place a priority on identifying talent throughout the organization and providing them with development and coaching opportunities through our newly adopted annual talent calibration and succession planning process. We also provide employees with access to technical and leadership training and training on workplace culture and enrichment, covering topics such as harassment, healthy work environments, inclusion and global ethics and compliance.
Diversity, Equity and Inclusion
We are committed to diversity, equity and inclusion, which we believe starts at the top with an executive team that includes leaders from different backgrounds. We value diversity and inclusion and are proud that our employees represent various races, religious beliefs, genders, ages, national origins and points of view. We know that our diverse teams bring valuable perspectives and insights that help us consistently raise the bar and drive innovation forward. This philosophy applies to all levels of our organization, including our executive leadership team and our Board of Directors.
We are committed to providing employees with an inclusive and nondiscriminatory work environment, which is outlined in our non-discrimination policy. Through this policy, we articulate people-oriented, fair treatment principles for the recruitment, promotion, performance evaluation, compensation, training and retirement of all employees. We have established a Global Diversity Council (“GDC”) focused on creating a working environment that offers equal opportunity employment so that all workers are treated with fairness and respect. The GDC enables us to expand on our strategy to nurture a diverse and inclusive work environment through initiatives such as employee resource groups and the recruitment of more diverse leadership.
Wellness, Health and Safety
We strive to provide and maintain a safe work environment and prioritize employee well-being throughout our operations. Our wellness program is supported by a committee that provides information and events throughout the year on health as well as mental and financial well-being. We also support mental health and wellness through our Employee Assistance Program, which offers free and confidential counseling and support for our employees and members of their households.
Compensation and Benefits
We offer compensation and benefits programs designed to motivate and reward our employees based on our pay-for-performance philosophy. We are committed to paying market competitive wages to attract key talent and work to help to ensure pay equality across our diverse workforce. Our bonus program links employee compensation to Penguin Solutions’ business performance. We also offer an Employee Stock Purchase Plan, equity compensation, retirement benefits and, in the United States, a 401(k) match program.
Environmental Regulations
Our operations and properties are subject to various federal, state, local, foreign and international environmental laws and regulations that govern, among other things, environmental licensing and registries, protection of flora and fauna, air and noise emissions, use of water resources, wastewater discharges, management and disposal of hazardous and non-hazardous materials and wastes, reverse logistics (take-back policy) and remediation of releases of hazardous materials. We cannot be certain that future identification of environmental concerns or conditions, more vigorous regulatory enforcement, enactment of more stringent laws and regulations or other unanticipated events will not arise in the future. These developments could give rise to material environmental liabilities and related costs that could have a material adverse effect on our business, financial condition and results of operations.
Available Information
Our address in the Cayman Islands is c/o Walkers Corporate Limited, 190 Elgin Avenue, George Town, Grand Cayman, Cayman Islands, KY1-9008. Our principal U.S. executive offices are located at 1390 McCarthy Boulevard, Milpitas, California 95035 and our telephone number at this address is (510) 623-1231. Our principal website is www.penguinsolutions.com. Information contained on or accessible through our website is not a part of this Annual Report.
Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.
The SEC maintains a website (www.sec.gov) containing reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below and the other information in this Annual Report, including “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, financial condition or results of operations could be materially and adversely affected if any of these risks occurs and, as a result, the market price of our ordinary shares could decline and you could lose all or part of your investment. As noted above in “Item 1. Business,” the financial results and operations of SMART Brazil have been presented as discontinued operations. While the divestiture of our SMART Brazil business continues to pose certain risks and uncertainties described below, unless otherwise noted, the financial results included in the risks below relate solely to our continuing operations and do not include the operations of SMART Brazil.
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
•Issues in the development of, our investment in, and use of AI or AI solutions, combined with an uncertain regulatory environment, may result in a material adverse impact on our business, results of operations and financial condition, reputational harm, liability or other adverse consequences to our business operations.
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
•Actual or perceived failures or breaches of our information and security systems, or those of our customers, suppliers or business partners, could expose us to losses.

•Actual or perceived non-compliance with applicable data privacy and security laws, or that of our customers, suppliers or business partners, could expose us to losses.
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
•We have in the past made, and may in the future make, acquisitions, investments and/or alliances, which involve numerous risks.
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
•The sale of our Brazil business could impair our ability to protect our trademarks and brand.
•If we are not able to maintain, develop and enhance our brand and our reputation, our business and results of operations may be adversely affected.
•We rely on third parties to sell a portion of our products and services.
•We may be unable to protect our intellectual property.
•Legal proceedings and claims could have a material adverse effect on our business, results of operations or financial condition.
•We may be required to pay royalties or obtain licenses to sell certain products.
•Changes in tax laws or potential adjustments by tax authorities could materially increase our tax expense, and our ability to use our tax attributes is limited.
•We reversed the valuation allowance for a significant portion of our deferred tax assets in the fourth quarter of 2023, and we may not be able to realize these assets in the future. Our deferred tax assets may also be subject to additional valuation allowances, which could have a material adverse effect on our business, results of operations and financial condition.
•We could incur substantial costs or liabilities as a result of violations of environmental laws.
•We may be unable to complete environmental, social and governance (“ESG”) initiatives, in whole or in part, which could lead to less opportunity for us to have ESG investors and partners and could negatively impact our reputation or options for capital acquisition.
•Our worldwide operations, and those of our suppliers, business partners and customers, may be disrupted by events outside of our control.
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
Risks Related to Our Debt
•Our indebtedness, and the terms of our debt instruments, including our credit agreement and the agreements governing our convertible notes and capped call transactions, could impair our financial condition, harm our ability to operate our business or hinder third-party acquisition attempts, and affect the value of our debt and ordinary shares.

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
•We do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future.
General Risk Factors
•Worldwide economic and political conditions, including terrorist attacks as well as other factors, may adversely affect our operations and cause fluctuations in demand for our products.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. As a result, our past quarterly operating results are not necessarily indicative of future performance. Furthermore, we may not be able to maintain the margins we have achieved in recent periods. Our operating results in any given quarter can be and have been influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
•the loss of, significant reduction in, or variability in the timing of sales to, or demand from, one or more key customers, which can be affected by factors such as the timing of customer deployments or customer budget considerations;
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
•the timing of our entry into new contracts or timing of revenues recognized from our customers, which can be affected by factors such as singular large-scale projects in one period not recurring in subsequent periods or customer decisions as to the completion of delivery and system go-live events; and

•other factors described in this “Risk Factors” section.
Due to the various factors mentioned above and other factors, the results of any prior quarterly or annual period should not be relied upon as an indication of our future operating performance. In one or more future periods, as has happened in the past, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our ordinary shares would likely decline. In addition, the market price of our ordinary shares may fluctuate or decline regardless of our operating performance.
We have experienced losses in the past and may experience losses in the future.
Our business has experienced quarterly and annual operating losses. For example, in 2024, we had a net loss of $52.5 million. Our ability to achieve or maintain profitability depends in part on revenue growth from, among other things, increased demand for our integrated memory solutions, products and related service offerings in our current markets, growth in our Advanced Computing and Optimized LED segments, the performance of our acquired companies as well as our ability to expand into new markets, including those related to AI. We may not be successful in achieving the revenue and revenue growth necessary to maintain profitability. Moreover, as we continue to expend substantial funds for research and development projects, enhancements to sales and marketing efforts, integration of acquisitions and to otherwise operate our business, we cannot assure you that we will achieve or maintain profitability on an annual or quarterly basis even if our revenue does grow.
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
The markets for our Integrated Memory products have historically been characterized by declines in average selling prices. Our average selling prices may decline due to several factors, including general declines in demand for our products and excess supply of DRAM and Flash memory components, including as a result of overcapacity. In the past, transitions to smaller design geometries and other factors causing overcapacity in memory markets have led to significant increases in the worldwide supply of memory components. If not accompanied by increases in demand, supply increases usually result in significant declines in component prices and, in turn, declines in the average selling prices and profit margins of our products. During periods of oversupply, our net sales may decline if we fail to increase sales volume of existing products or to introduce and sell new products in quantities sufficient to offset declines in selling prices. Our efforts to increase sales or to introduce new products to offset the impact of declines in average selling prices may not be successful. Furthermore, our competitors and customers also impose significant pricing pressures on us. Declines in average selling prices have in the past had, and may again in the future have, a material adverse effect on our business, results of operations and financial condition. Declines in average selling prices also might enable OEMs to pre-install higher density memory modules into new systems at existing price points, thereby reducing the demand for future memory upgrades. In addition, our net sales and gross profit may be negatively affected by shifts in our product mix during periods of declining average selling prices.

Tariffs or other trade restrictions or taxes have had in the past, and could have in the future, an adverse impact on our operations.
We source materials from and sell and manufacture products in foreign countries, including China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. For example, any economic and political uncertainty caused by the U.S. tariffs imposed on goods from China, among other potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future, negatively impact, demand and/or increase the cost for certain of our products, particularly within our LED business. In addition, many of our customers rely heavily on international trade. The imposition of tariffs, duties, border adjustment taxes or other trade restrictions by the United States could also result in the adoption of new or increased tariffs or other trade restrictions by other countries. Tariffs may in the future increase our cost of materials and may cause us to increase prices to our customers which we believe may reduce demand for our products. Our price increases may not be sufficient to fully offset the impact of tariffs and may result in lowering our margin on products sold. If the United States Government increases or implements additional tariffs, or if additional tariffs or trade restrictions are implemented by other countries, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. We are not able to predict future trade policy of the United States (including any potential changes in U.S. trade policy if there is a change in administration) or of any foreign countries in which we operate or purchase goods, or the terms of any trade agreements or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence of a trade war or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, operating results and financial condition.
We depend on a select number of customers for a significant portion of our revenue.
Our principal customers include global distributors, enterprise users, government agencies and OEMs that compete in the computing, networking, communications, storage, aerospace, government, mobile, industrial automation, IoT, industrial IoT, government, military and lighting markets. In 2024, 2023 and 2022, sales to our ten largest end customers (including sales to contract manufacturers or ODMs at the direction of such end customers) accounted for 58%, 60% and 62% of net sales, respectively. In 2024, 2023 and 2022, we had one, one and three customers account individually for over 10% of our net sales. In some cases, our customers also compete with us and/or are our major suppliers. We expect that sales to relatively few customers, including distributors in our Optimized LED business, will continue to account for a significant percentage of our net sales for the foreseeable future. However, we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products or our services at current levels, or at all, since sales of our products are made primarily pursuant to purchase orders and are not based on long-term supply agreements. Although we have master agreements with some of our customers, these agreements govern the terms and conditions of the relationship and do not typically contain requirements for them to purchase minimum volumes. Because of the uncertainty of the timing and volume of orders from our customers, sales to our customers have varied from period to period and may vary significantly in the future, and our ability to forecast our sales have been, and may in the future be, difficult. Our customer concentration may also subject us to perceived or actual bargaining leverage that our key customers may have, given their relative size and importance to us. Since a large percentage of our sales is to a small number of customers that are primarily large enterprises or OEMs, these customers are able to exert, have exerted and we expect will continue to exert, pressure on us to make concessions on price and on terms and conditions which can adversely affect our business, results of operations and financial condition. If our key customers seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, results of operations and financial condition. Additionally, our services include point-in-time services, such as design and implementation, as well as longer-term managed services that are typically subject to renewal after an initial term of a year or sometimes longer. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. Furthermore, many of our customer and supplier markets are characterized by a limited number of large companies. Industry consolidation and company failures could decrease the number of potential significant customers for our products and services. The decrease in the number of potential significant customers will increase our reliance on key customers and, due to the increased size of these companies, may negatively impact our bargaining position and thus our profit margins. If we were to lose one of our key customers or have a key customer cancel a key program or otherwise significantly reduce its volume of business with us or fail to pay us in full for the goods or services purchased from us, our sales and profitability would be materially reduced and our business and financial condition would be seriously harmed.
Issues in the development of, our investment in, and use of AI or AI solutions, combined with an uncertain regulatory environment, may result in a material adverse impact on our business, results of operations and financial condition, reputational harm, liability or other adverse consequences to our business operations.
We are making significant investments in AI initiatives, including designing, building, deploying and managing AI and high-performance computing infrastructure. AI technologies, markets and related demand trends are complex and rapidly evolving, and we face significant competition from other companies, including companies with greater resources than ours, and an evolving regulatory landscape. If we fail to develop and timely offer AI solutions or keep pace with the product offerings of our competitors, or if demand for such products does not grow as anticipated, our business could be adversely affected. We may incur significant costs, resources, investments and delays and not achieve a return on investment or capitalize on opportunities presented by AI.
The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could materially and adversely affect our business, results of operations or financial condition. Existing laws and regulations may apply to us or our customers in new ways, and new laws and regulations may be instituted, the effects of which are difficult to predict. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or national or local laws or regulations, and any use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation.
Additionally, the rapid evolution of AI technologies requires the application of resources to help to ensure that AI is implemented responsibly in order to minimize unintended, harmful impact. The development and use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm and/or legal liability.
The markets that we serve are highly competitive.
The markets that we serve are characterized by intense competition. Our competitors include many large domestic and international companies that have substantially greater financial, technical, marketing, distribution and other resources, greater name recognition, broader product lines, lower cost structures and longer-standing relationships with customers and suppliers than we do. As a result, our competitors may be able to respond better to new or emerging technologies, such as generative AI, or standards and to changes in customer requirements. Further, some of our competitors are in better financial and marketing positions from which to influence industry acceptance of a particular product or service standard or competing technology than we are. Our competitors may also be able to devote greater resources to the development, promotion and sale of products and services, and may be able to deliver competitive products and services at a lower price than we can. In addition to competing with certain portions of our product and services offerings, certain of our competitors are also our significant customers, suppliers, or both. Finally, China’s stated national policy to be a global leader in all segments of the semiconductor industry by 2030 has resulted in and may continue to cause increased competitive capability in China.
Across all of our markets, we also expect to face new companies that may enter our existing or future markets with similar or alternative offerings, which may be less costly or provide additional features. We also face competition from current and prospective customers that evaluate our capabilities against the merits of manufacturing products or developing solutions internally. Competition may also arise due to the development of cooperative relationships among our current and potential competitors and/or suppliers or third parties to increase the ability of their offerings to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors and/or suppliers may emerge and acquire significant market share.
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
In most cases we do not obtain long-term purchase orders or commitments from our customers, but instead we work with our customers to develop non-binding estimates or forecasts of future requirements. Utilizing these non-binding estimates or forecasts, we make significant decisions based on our estimates of customer requirements including determining the levels of business that we will seek and accept, production scheduling, component purchasing and procurement commitments, inventory levels, product development or customization, personnel and production facility needs and other resource requirements. Customers may cancel, reduce or delay orders that were either previously made or anticipated, often with little or no notice to us, and generally without penalty, which can result in us having underutilized resources or excess materials. Conversely, customers may require rapid increases in production, which can challenge our resources and can reduce profit margins. We may not have sufficient capacity at any given time to meet our customers’ demands. As many of our costs and operating expenses are relatively fixed, reduction in customer demand has had in the past, and could in the future have, a material adverse effect on our business, results of operations and financial condition.
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
The markets that we serve are subject to rapid technological change, product obsolescence, frequent new product introductions and feature enhancements, changes in end-user requirements, evolving industry standards, and frequent innovations and disruptions in the markets in which we compete for products and services. Our ability to successfully compete and to continue to grow our business depends in significant part upon our ability to develop, introduce and sell new and enhanced products and services on a timely and cost-effective basis, and to anticipate and respond to changing customer requirements and competition. We have invested and expect to continue to invest heavily in research and development for new and innovative products, including AI solutions. In addition, we have invested and expect to continue to invest significant time and capital into developing infrastructure, employee training and marketing efforts to expand our services offerings. However, there can be no guarantee that our evolving business strategy or our efforts will be successful or that our new products or services will gain market acceptance, be price competitive or result in any significant increase in our net sales. If these investments fail to provide the expected returns, then such failure could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, because the qualification process is both product-specific and platform-specific, our existing customers sometimes require us to re-qualify our products, or to qualify our new products, for use in new platforms or applications, which can be time-consuming and cause reductions in our net sales during the design and qualification period. Likewise, when our suppliers discontinue production of components, it may be necessary for us to design and qualify new products for our customers. Such customers may require of us or we may decide to purchase an estimated quantity of discontinued components necessary to help to ensure a steady supply of existing products until products with new components can be qualified. Purchases of this nature may not be available, or they may affect our liquidity. Additionally, our estimation of quantities required during a transition may be incorrect, which could adversely impact our results of operations through lost revenue opportunities or charges related to excess and obsolete inventory.
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
We are dependent upon a small number of sole or limited source suppliers for certain materials, including certain critical components or subsystems, we use in manufacturing our products. Purchases from our two largest suppliers were $0.4 billion, $0.5 billion and $0.9 billion in each of 2024, 2023 and 2022, respectively. Certain of our suppliers also compete with us in one or more of our markets. We purchase almost all of our materials from our suppliers on a purchase order basis and generally do not have long-term commitments from suppliers. Our suppliers are not required to supply us with any minimum quantities, and there is no assurance that our suppliers will supply the quantities of components we may need to meet our production goals.
The markets in which we operate have in the past experienced, are currently experiencing, and may in the future experience, shortages and long lead times in certain materials, including certain critical components, we use in manufacturing our products. These shortages cause some suppliers to place their customers, including us, on supply allocation. As a result, we may not be able to obtain the materials that we need to fill customer orders in a timely fashion or at all. If any of our suppliers experience quality control or intellectual property infringement problems, this may further impact our ability to fill customer orders. Furthermore, our products that utilize that supplier’s materials may be disqualified by one or more of our customers and we may not be able to fill their orders.
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
Additionally, there are increasing expectations in various jurisdictions that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters, including the end-of-life considerations for products. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or to design supply chains to avoid certain regions altogether. Failure to comply with such regulations can result in fines, reputational damage, or import ineligibility for our products or product components, or otherwise adversely impact our business, results of operations and financial condition.
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
If the lifecycle of a product is shortened as a result of the introduction of a new technology, we may be forced to transition our manufacturing capabilities to a new configuration more quickly than originally planned. This can result in increased capital and other expenditures and decreases in demand for the older technology products. As a result, we may be required to record additional obsolescence charges or an impairment on our long-lived assets, including facilities and equipment, as well as intangible assets, which would increase our expenses. When new technologies are introduced, our capacity and the capacity of our suppliers to manufacture the new products often cannot meet the demand or expected timelines, and product shortages or delays can arise. If we or our suppliers cannot support such demand or expected timelines, we may not be able to fill customer orders or participate in new markets as they emerge, and our relationships with customers and our business, results of operations and financial condition could be adversely impacted.
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
We rely on a limited number of production facilities for each of our various product lines. A disruption at one of our manufacturing facilities could adversely impact our manufacturing operations and consequently our customer relations and our business. Such a disruption could result from, among other things, severe or chronic weather conditions, including in connection with climate change, local outbreaks of infectious diseases, sustained process abnormalities, government intervention, waste disposal issues, power failures or other circumstances, or from ramp-up related challenges, such as obtaining sufficient raw materials, hiring of qualified factory personnel, installation and efficient operation of new equipment and management and coordination of our logistics networks within our global operations. We maintain insurance to protect against certain claims associated with business interruption, however, our insurance may not cover all or any part of a particular loss. Since a large percentage of our production is done in a small number of facilities, a disruption to operations, or a loss that is in excess of, or excluded from, our insurance coverage could adversely impact our business, results of operations and financial condition.
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
If our products are defectively manufactured, contain defective components or are used in defective or malfunctioning systems, we could be subject to warranty and product liability claims and product recalls, safety alerts or advisory notices. For example, certain of our products are used in transportation safety devices in the rail industry. These products are certified by independent auditors to safety integrity level 4 standards. In the event that our products fail to perform as expected, accidents and significant losses could occur. While our contracts for the sale of these products typically contain disclaimers, there can be no assurance that we would be insulated from liability in the event of an accident. While we have product liability insurance coverage, it may not be adequate to satisfy claims made against us. We also may be unable to obtain insurance in the future at satisfactory rates or in adequate amounts. Investigations, warranty and product liability claims and product recalls, regardless of their ultimate outcome, could have an adverse effect on our business, financial condition and reputation and on our ability to attract and retain customers. In addition, we may determine that it is in our best interest to accept product returns in circumstances where we are not contractually obligated to do so to maintain good relations with our customers. Accepting product returns may adversely impact our results of operations and financial condition. Further, quality issues in customer installations have occurred in the past and could occur in the future, which have in the past affected, and could possibly affect in the future, customer relationships, demand for products and our reputation. Quality issues and potential impact to our reputation may adversely affect our results of operations and financial condition.
Actual or perceived failures or breaches of our information and security systems, or those of our customers, suppliers or business partners, could expose us to losses.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services.
We have experienced cybersecurity incidents in the past, though none have materially impacted our Company, including our operations or financial condition. There can be no guarantee that future cyberattacks or incidents will not materially impact our Company generally or our IT Systems or data or that of critical service providers specifically. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and data. Those risks include data security incidents, cybersecurity events, data breaches, ransomware attacks or other compromises of the IT Systems we or that our vendors use to provide services or process data on our behalf, which may lead to compromised network security and misappropriation or compromise of our information or that of third parties, system disruptions or lead to shutdowns. Cyberattack actors include criminal hackers, hacktivists, state-sponsored intrusions, and may involve industrial espionage, employee malfeasance and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers and other third parties to disclose information or unwittingly provide access to systems or data. The risk of such attacks includes attempted breaches not only of our own products, services and systems, but also those of customers, contractors, business partners, vendors and other third parties.
Our products, services and systems may be used in critical company, customer, government or other third-party operations, or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, classified information, other proprietary or confidential data, regulated data and personal information of employees, customers and others. In our on-demand and hosted solutions, such as POD, we process, store and transmit data provided by our customers, which may include sensitive and personal data. We also manage, store, transmit and otherwise process various sensitive personal or confidential data related to our company and our employees in the regular course of business. Successful breaches, employee malfeasance or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss or destruction of company, customer, government or other third party data or systems; theft of sensitive, regulated, classified or confidential data including personal information and intellectual property; the loss of access to critical data or systems through distributed denial-of-service attacks, denial-of-service attacks, ransomware attacks, supply chain attacks, destructive attacks or other means; and business delays, service or system disruptions or denials of service. Further, hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could interfere with the operation of such systems. Given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks, infrastructure and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively guarantee patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. If attackers are able to exploit critical vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our and our customers’ systems and data.
The information technology systems we and our vendors use are vulnerable to outages, breakdowns or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures. For example, in July 2024, a software update by CrowdStrike Holdings, Inc. (“CrowdStrike”), a cybersecurity technology company, caused widespread crashes of Windows systems into which it was integrated. Although we have not experienced any material impacts as a result of the CrowdStrike software update, we could in the future experience similar third-party software-induced interruptions to our operations, which would adversely affect our business, results of operations and financial condition.

Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including AI) that circumvent controls, evade detection and even remove forensic evidence. Further, the use of AI by us, our customers, suppliers, and third-party service providers, among others, may also introduce unique vulnerabilities. As a result, there can be no assurance that the systems we have designed to protect against cyberattacks, or our cybersecurity risk management program and processes, will be fully implemented, complied with or sufficient to identify, detect or prevent material consequences arising from such attacks in the future. In addition, we have acquired and continue to acquire companies that may have cybersecurity vulnerabilities and/or unsophisticated security measures, which could expose us to significant cybersecurity, operational, and financial risks.
The costs to address product defects or any of the foregoing security problems and security vulnerabilities before or after a cyber incident could be significant. Remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions. We could lose existing or potential customers for outsourcing services or other information technology solutions in connection with any actual or perceived security vulnerabilities in our products. In addition, breaches of our IT Systems or security measures and the unapproved dissemination of proprietary information or sensitive or confidential data about us or our customers or other third parties could expose us, our customers or other third parties affected to a risk of loss or misuse of this information, result in regulatory enforcement, litigation and potential liability, damage our brand and reputation or otherwise harm our business. Further, we rely in certain limited capacities on third-party data management providers and other vendors whose own security vulnerabilities or problems may have similar detrimental effects on us.
Actual or perceived non-compliance with applicable data privacy and security laws, or that of our customers, suppliers or business partners, could expose us to losses.
We are subject to laws, rules and regulations in the United States and other countries relating to the collection, use, transmission, processing and security of user and other data. Our ability to execute transactions and to possess, process, transmit and use personal information and data in conducting our business, for example with respect to our marketing efforts, which include email marketing and telemarketing, subjects us to legislative and regulatory obligations that, among other things, may require us to expend time, financial and other resources to monitor and interpret ever-evolving and complex data privacy and security laws.
In particular, certain states have adopted new or modified privacy and security laws and regulations that may apply to our business, for example, the California Consumer Privacy Act (“CCPA”) imposes obligations on businesses that process personal information of California residents. Among other things, the CCPA: requires disclosures to such residents about the data collection, use and disclosure practices of covered businesses; provides such individuals expanded rights to access, delete and correct their personal information and opt-out of certain transfers of personal information; and provides such individuals with a private right of action and statutory damages for data breaches. The enactment of the CCPA has prompted a wave of similar laws being passed in the United States, which creates the potential for a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, certain other states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, Nevada, New Hampshire, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia, have all enacted comprehensive data privacy legislation. We cannot predict the full impact of these laws on our business or operations. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level as well. Additionally, other jurisdictions outside of the United States have or have recently enacted privacy and cybersecurity laws, such as the EU and the European Union where the General Data Protection Regulation (“GDPR”) took effect in May 2018, creating the potential for a patchwork of overlapping but different laws.
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
Many of our Advanced Computing offerings, including Linux-based products and Penguin Solutions’ ClusterWare products, incorporate software components licensed under various open source licenses. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. We could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could implicate aspects of our proprietary code. These claims could result in litigation and could require us to make our software source code freely available to the public, purchase a costly license or cease offering the implicated products or services. Such claims may require us to re-engineer our offerings to avoid an undesirable open source license or infringement, which may be costly and time-consuming. Additionally, some open source software may include generative AI technologies or other software that incorporates or relies on generative AI models or other AI technologies. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyrights, surrounding AI technologies, has not been fully interpreted by courts or national or local laws or regulations, and any use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation.
In addition to risks related to open source license requirements, usage of open source software can lead to greater risks than use of third-party commercial software. Increased risks arise in part because open source licensors generally do not provide updates, warranties, support, indemnities or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities where open source software may be more susceptible. These third-party open source providers could experience service outages, data loss, privacy breaches, cyberattacks, ransomware and other events relating to the applications and services they provide that could diminish the utility of these services, which could harm our business as a result. To the extent that Advanced Computing offerings depend upon the successful operation and continued updates and support of the open source software it uses, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of Advanced Computing offerings, delay the release of new product solutions, result in a failure of our offerings and injure our reputation. If open source programmers fail to adequately further develop and enhance open source technologies, we would have to rely on other parties to develop and enhance our offerings or we would need to develop and enhance our offerings with our own resources. We cannot predict whether further developments and enhancements to these technologies would be available from reliable alternative sources. Moreover, if third-party software programmers fail to adequately further develop and enhance open source technologies, the development and adoption of these technologies could be stifled and our offerings could become less competitive. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have a material adverse effect on our business, financial condition and results of operations.
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
In our Advanced Computing business, we regularly contribute software source code under open source licenses and have made other technology we developed available under other open licenses, and we include open source software in our products. For example, we have contributed certain technology related to our products to the OCP Foundation, a non-profit entity that shares and develops such information with the technology community, under the Open Web Foundation License. As a result of our open source contributions and the use of open source in our products, we may license or be required to license or disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. As a result of making certain of our technology available to third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services and methods of operations which could have an adverse effect on our business and financial results. Likewise, if the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services and methods of operations. Any of these events could have an adverse effect on our business and financial results.
We could be prevented from selling or developing our software if our licenses are not enforceable or are modified so as to become incompatible with other open source licenses.
A number of our Advanced Computing offerings have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. It is possible that a court would hold these licenses to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Additionally, if any of the open source components of our offerings may not be liberally copied, modified or distributed, then our ability to distribute or develop all or a portion of our offerings could be adversely impacted. In addition, licensors of open source software employed in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may become incompatible with other open source licenses in our offerings or our end user license agreement, and thus could, among other consequences, prevent us from distributing the software code subject to the modified license.
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
In 2024, 2023 and 2022, we spent $19.4 million, $39.4 million and $20.4 million, respectively, on capital expenditures, which we used, among other things, to expand manufacturing and test capacity as well as research and development. In the first quarter of 2023, we closed our acquisition of Stratus Technologies. The consideration for this acquisition consisted of approximately $225 million in cash, plus an earnout of up to $50 million based on the gross profit performance of the Stratus Technologies business during the first full 12 fiscal months following the closing of the acquisition. In the second quarter of 2024, we paid in full $50.0 million related to the earnout. We plan to continue exploring additional acquisition opportunities in the future.
In July 2024, we entered into an agreement with SK Telecom Co., Ltd. (“SK”), pursuant to which we agreed to sell to SK 200,000 convertible preferred shares (“CPS”) for an aggregate price of $200.0 million (the “Investment”). The closing of the Investment remains subject to regulatory approvals and clearances and there can be no assurance that the Investment will close on the timeline that we expect, or at all.
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
We have in the past made, and may in the future make, acquisitions, investments and/or alliances, which involve numerous risks.
As part of our business and growth strategy, we have in the past and may in the future acquire or make significant investments in businesses, products or technologies, such as our acquisitions of Stratus Technologies, Cree’s LED business, SMART EC, SMART Wireless and Penguin Computing. Any acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses or technologies. Such risks include, among others:
•problems integrating the purchased operations, technologies, systems, processes, products or personnel;
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

Problems encountered in connection with an acquisition could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. Acquisitions may also lead to increased operational complexity, and effectively streamlining operations and processes of acquired businesses or entities requires management attention and expenditures. If we make any future acquisitions, we could issue ordinary shares that would dilute our existing shareholders’ percentage ownership, incur substantial additional debt (such as the Purchase Price Note we issued in connection with the acquisition of Cree’s LED business), expend cash and reduce our cash reserves or assume additional liabilities. Furthermore, acquisitions may require material charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, liabilities under earnout provisions, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill or other intangibles, any of which could negatively impact our business, results of operations and financial condition. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. We may expend significant resources and management time pursuing an acquisition that we are unable to consummate. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or at all, or may not realize the anticipated benefits of any acquisitions we do undertake, including our acquisition of Cree’s LED business. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they may have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.
We may fail to realize the anticipated benefits of recent acquisitions.
We closed the acquisition of Stratus Technologies in August 2022. As we continue to integrate this business into our operations and portfolio, our ability to realize some or all of the anticipated benefits of the acquisition may be impacted by the following:
•difficulties in the assimilation and successful integration of the operations, sales functions, technologies, products, systems, processes, personnel and development capabilities;
•failure to maintain and expand the customer bases of our acquired business;
•difficulties in leveraging the Stratus Technologies research and development and product development capabilities to expand our products portfolio;
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
•risks associated with entering markets in which we have little or no prior experience and markets with complex government regulations; and
•loss of key employees of the acquired business.
Any of these risks or other risks arising from the integration of Stratus Technologies’ business into our operations could have a material adverse effect on our business, financial condition or results of operations and could cause the impact of the acquisition to be dilutive to our company.
We have incurred, and may in the future incur, impairment charges related to our goodwill, which could have a material adverse effect on our business, results of operations and financial condition.
We have a significant amount of goodwill. As of August 30, 2024, we had goodwill of $162.0 million, which represented 11% of our total assets as of such date. The carrying value of goodwill may be reduced if we determine that goodwill is impaired. We test goodwill for impairment in the fourth quarter of each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The testing of goodwill for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions; changes in business operations; changes in competition or changes in the price of our ordinary shares and market capitalization and other relevant events and factors affecting the fair value of the reporting unit. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill and could result in an impairment charge.
We may incur liabilities relating to additional Brazilian withholding tax in connection with the sale of our Brazil business.
In connection with the sale of a majority of our interest in SMART Brazil to Lexar Europe, Lexar Europe withheld (from the purchase price otherwise payable to us) Brazilian capital gains tax (Iposto de Renda na Fonte Sobre Ganho de Capital), with such tax being imposed on the excess of the purchase price over our tax basis in the SMART Brazil equity interests sold by us. The calculation of tax basis was based on our interpretation of current Brazilian law. We believe our interpretation and calculations are correct, but if the Brazilian tax authorities were to successfully challenge our determination of the amount of withholding tax due, we would be required to indemnify Lexar Europe in respect of any additional withholding taxes (together with any interest and penalties imposed). The amount of such additional withholding taxes and our liability in respect of such taxes could be substantial.
We may not achieve the intended benefits of the sale of our Brazil business.
We may not realize some or all of the anticipated benefits from the sale of our Brazil business and such failure to realize anticipated benefits could have a material adverse effect on our business, financial condition or results of operations.
The sale of our Brazil business could impair our ability to protect our trademarks and brand.
In connection with the sale of our SMART Brazil business, we permitted Lexar Europe and the divested businesses to use of the word “SMART” in combination with pre-approved words and logos in trademarks, domain names, logos and other source identifiers solely in Brazil (the “New Marks”). To prevent potential consumer confusion and protect our brands, and as a closing condition to the sale of our SMART Brazil business, we entered into an agreement with Lexar Europe and the divested subsidiaries that includes a number of restrictions on Lexar Europe’s and the divested business’ use of the New Marks, including that: (i) the New Marks may not be used outside of Brazil or in connection with products that will be consumed or exported outside of Brazil, (ii) the New Marks may only be used in connection with certain business and products, (iii) the word “SMART” may not be used alone as a brand name or source identifier and (iv) the New Marks must comply with certain font, style, format and color restrictions to avoid similarity with our logos.
While we have the foregoing contractual protections, there are no assurances (i) that Lexar Europe and the divested businesses will adhere to the contract or (ii) that customers or potential customers of our products and of Lexar Europe’s and its affiliates’ products will not have confusion as to source given the joint use of “SMART,” which could lead to dilution of our rights in our “SMART” marks and/or reputational harm. If disputes arise in the future with respect to the contractual restrictions, we may not be able to successfully resolve these types of conflicts to our satisfaction. Although we changed our name from SMART Global Holdings, Inc. to Penguin Solutions, Inc. on October 15, 2024, the “SMART” brand is critical to our business and any consumer confusion, tarnishing or dilution of the “SMART” brand may have a material impact on our business.
If we are not able to maintain, develop and enhance our brand and our reputation, our business and results of operations may be adversely affected.
We believe that maintaining, developing and enhancing our brand and our reputation is critical to our relationships with our existing customers, suppliers and business partners and our ability to attract new customers and business partners. The successful promotion of our business will depend on a number of factors, including our marketing efforts, and ultimately our ability to continue to develop attractive products and to continue to provide services valued by customers. Although we believe it is important for our growth, our brand promotion activities may not be successful or yield increased revenue.
On October 15, 2024, we rebranded and changed our name from SMART Global Holdings, Inc. to Penguin Solutions, Inc. This rebranding is a continuation of our strategic transformation over the past several years and reflects our focus on delivering leading-edge solutions that seek to solve the complexity of AI. However, customers, suppliers and business partners may be confused by the name change and investors may not perceive the expected benefits of our rebranding or business strategic efforts, which could materially and adversely impact our business, results of operations, financial condition and trading price of our ordinary shares.
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
Our success is dependent, in part, upon protecting our intellectual property rights. We rely on a combination of trade secrets, trademarks, copyrights, patents and other forms of intellectual property, contractual restrictions and confidentiality procedures to establish and protect our proprietary rights. Much of the intellectual property created in our Integrated Memory and Advanced Computing segments exists in the form of know-how and trade secrets. As such, few patents are sought or procured on products created in these business areas. The absence of patent protection for these products means that we cannot prevent our competitors from reverse-engineering, independently developing, or duplicating them, which could harm our competitive position, sales and results of operations.
We seek to protect our confidential proprietary information, in part, by confidentiality and non-disclosure agreements and invention assignment agreements with our employees, consultants, advisors, contractors and collaborators. However, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. In addition, our trade secrets, know-how, and other proprietary information may be stolen, used in an unauthorized manner, or compromised through a direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors. Such misappropriation of our proprietary information can occur through cyber intrusions into our computer systems, physical theft through corporate espionage, or other means. It can also occur through other routes, including by our collaborators, licensees that do not comply with the terms of licenses, potential licensees that were ultimately not granted licenses, or other parties who reverse engineer our solutions. See also “Actual or perceived failures or breaches of our information and security systems, or those of our customers, suppliers or business partners, could expose us to losses.” If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.
We also protect our intellectual property through patent protection, particularly in our Optimized LED segment, but our patents do not cover all of our technologies, methods and systems and our competitors or others may design around our patented technologies. If any of our issued patents are found to be invalid or if any of our patent applications are rejected, our ability to exclude competitors from making, using, importing or selling the same or similar products as us could be compromised. Further, when we seek patent protection for a particular technology, there is no assurance that the applications we file will result in issued patents or that if patents do issue as a result that they will allow us to effectively block competitors creating competing technology.
We also rely on trademark registrations and have registered, or have applied to register, those trademarks that we believe are important to our business with the United States Patent and Trademark Office and in many foreign jurisdictions. We cannot assure that our applications will be approved or that these registrations will prevent imitation, counterfeiting or other infringement of our name or the infringement of our other intellectual property rights. Third parties may also oppose our trademark applications and registrations or otherwise challenge our use of the trademarks. Imitation, unauthorized use, or misuse of our name or trademarks in a manner that projects lesser quality or carries a negative connotation of our brand image or services could have a material adverse effect on our business, financial condition and results of operations. To assert control over the use of our trademarks, we rely on contractual protections with our customers and we implement quality control measures and monitoring techniques intended to protect our trademarks from unauthorized use or other misuse. However, no assurances can be given that those contracts will not be breached, and we cannot be certain that the actions we have taken to establish, police and protect our trademarks or our resources will be adequate to prevent or detect infringing use by others. If disputes arise in the future, we may not be able to successfully resolve these types of conflicts to our satisfaction.
In addition, because we conduct a substantial portion of our operations and sell a large percentage of our products outside of the United States, our ability to protect our intellectual property may be constrained. The laws of certain countries in which we operate our business or sell products may not protect proprietary rights to the same extent or in the same ways as the laws in the United States. As such, we may not be able to effectively leverage or defend our intellectual property rights in foreign countries and markets due to applicable intellectual property laws and procedures, which could undermine our business interests. It is also possible that certain of our suppliers or other partners will either not protect or not respect our intellectual property rights, and that we may have difficulty enforcing our intellectual property rights while maintaining our business relationships with those partners. Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights. Our inability to secure or enforce our intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.
Legal proceedings and claims could have a material adverse effect on our business, results of operations or financial condition.
We are currently involved in, and may in the future be involved in, legal proceedings, claims or government and administrative investigations, including any identified under “Item 3. Legal Proceedings.” For example, from time to time, third parties may assert claims against us alleging infringement of their intellectual property rights on technologies that are important to our business. In addition, litigation or other actions may be necessary to protect our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against third party claims of infringement and/or invalidity. The steps we take to prevent misappropriation, infringement or other violation of the intellectual property of others may not be successful. Litigation and other legal and administrative processes, whether as plaintiff, defendant or otherwise, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition, whether or not such litigation or other processes are ultimately determined in our favor. In the event of an adverse result in, or a settlement of, a litigation matter, we could be required to pay substantial damages or settlement amounts; cease the manufacture, use, import and sale of certain products or components; expend significant resources to develop or acquire rights to use non-infringing technology; and/or discontinue the use of certain processes or obtain licenses and pay one-time fees and/or on-going royalties to use the infringing or allegedly infringing technology. The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase our expenses.
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
Taxable income in any jurisdiction is dependent in part upon acceptance of our operational practices and intercompany transfer pricing by local tax authorities as being on an arm’s length basis. Due to inconsistencies in application of the arm’s length standard among taxing authorities, as well as lack of adequate treaty-based protection, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. While we enjoy beneficial tax treatment in certain foreign jurisdictions, most notably Malaysia, we are subject to meeting specific conditions in order to receive the beneficial treatment, and such beneficial treatment is subject to change. Further changes in tax laws could arise as a result of the base erosion and profit shifting project that was undertaken by the Organisation for Economic Co-operation and Development (“OECD”). For example, the OECD introduced an international tax framework under Pillar Two which includes a global minimum tax rate of 15%. This framework has been implemented by several jurisdictions, including jurisdictions in which we operate, with effect from January 1, 2024, and many other jurisdictions are in the process of implementing it. The effect of Pillar Two taxes will be applicable for our fiscal year ending August 29, 2025. We continue to monitor jurisdictions that are expected to implement Pillar Two in the future, and we are in the process of evaluating the potential impact of the enactment of Pillar Two by such jurisdictions on our consolidated financial statements.
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
As of August 30, 2024, we had U.S. federal and state net operating loss carryforwards of $27.9 million and $41.0 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2025. State net operating loss carryforwards of $40.8 million will begin to expire in 2029, while the remaining state net operating loss carryforwards do not expire. In addition, we have U.S. federal and state research and development credit carryforwards of $8.5 million and $6.1 million, respectively, and $1.2 million of foreign tax credit carryforwards. If not utilized, the federal research and foreign tax credits will begin to expire in 2031 and 2032, respectively. If not utilized, $2.1 million of state credits will begin to expire in 2029, while $4.0 million of state credits do not expire. In addition, we had Section 163(j) interest expense carryforwards of $100.0 million from the acquisition of Stratus Technologies which do not expire. Net operating loss carryforwards in Hong Kong of $33.9 million do not expire.
Federal and state tax attributes can be subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and state tax laws. Further, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” (including groups of shareholders) that exceeds 50 percentage points (by value) over a rolling three-year period. Similar rules may apply under state tax laws. Our net operating loss, tax credit and Section 163(j) interest expense carryforwards are subject to limitations per Sections 382 and 383 of the Code. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of future transactions in our ordinary shares, some changes of which may be outside of our control. As a result, our ability to use our pre-change net operating loss, tax credit and Section 163(j) interest expense carryforwards to offset post-change U.S. federal and state taxable income may be subject to additional limitations.
Legislation enacted in 2017, titled the Tax Cuts and Jobs Act (“Tax Act”), as modified in 2020 by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income in tax years beginning after December 31, 2020. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited, with the exception of carrybacks reinstated by the CARES Act. Net operating loss carryforwards generated before January 1, 2018 are not subject to the Tax Act’s taxable income limitation and will continue to have a 20-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations.
We reversed the valuation allowance for a significant portion of our deferred tax assets in the fourth quarter of 2023, and we may not be able to realize these assets in the future. Our deferred tax assets may also be subject to additional valuation allowances, which could have a material adverse effect on our business, results of operations and financial condition.
Determining whether a valuation allowance for deferred tax assets is appropriate requires judgment and an evaluation of all positive and negative evidence. At each reporting period, we assess the need for, or the sufficiency of a valuation allowance against, deferred tax assets. In the fourth quarter of fiscal year 2023, based on the weight of all the positive and negative evidence, we concluded that it was more likely than not that we will realize certain federal and state net deferred tax assets based on three significant pieces of positive evidence occurring during the year ended August 25, 2023: (1) achieving three-year cumulative earnings, (2) recent use of deferred tax assets including available tax attribute carryforwards and (3) forecasted growth and profitability. Therefore, we reversed the valuation allowance on those deferred tax assets in fiscal year 2023.
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

We may be unable to complete ESG initiatives, in whole or in part, which could lead to less opportunity for us to have ESG investors and partners and could negatively impact our reputation or options for capital acquisition.
We are increasingly facing more stringent ESG standards, policies and expectations, and expect to continue to do so as a listed company with growing operations. While we may at times engage in voluntary initiatives and disclosures to improve our ESG profile or to respond to stakeholder expectations, such initiatives and disclosures may be costly and may not have the desired effect. Our management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may ultimately be unable to complete certain initiatives or reach certain targets or goals, either on the timelines initially announced or at all, due to technological, cost, or other constraints, which may be within or outside of our control. Moreover, our ESG actions or statements may be based on expectations, assumptions, or third-party information that we currently believe to be reasonable, but which may subsequently be determined to be erroneous or be subject to misinterpretation. If we fail to, or are perceived to fail to, comply with certain ESG initiatives or reach our ESG targets or goals, we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital.
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
Our operations in different parts of the world could be subject to natural disasters or severe weather conditions, including earthquakes in connection with climate change, or an accident that damages or otherwise adversely affects any of our operations, assets or infrastructure, or the operations, assets or infrastructure of one or more of our suppliers, business partners or customers. Earthquakes, hurricanes, monsoons, cyclones, droughts, extreme wind conditions, severe storms, heatwaves, wildfires and floods could damage our property and assets, require us to shut down operations or have either of those effects on third parties on whom we rely. For example, our U.S. headquarters in Milpitas, California, manufacturing and research and development facility in Newark, California and our Penguin Computing operations in Fremont, California are located near major earthquake fault lines. Our manufacturing facility in Penang, Malaysia is located in an area that is also prone to natural disasters, such as cyclones, monsoons and floods. In the event of a major earthquake, cyclone, monsoon or other natural or man-made disaster, we could experience business interruptions, destruction of facilities and/or loss of life, any of which could materially adversely affect our business. In addition, the outbreak of war, political unrest or terrorist activity, diseases, epidemics or pandemics in any of the locations in which we conduct business could severely disrupt our business or the business of our customers and suppliers, which could in turn materially adversely affect our business. Since a large percentage of our production is done in a small number of facilities, a disruption to operations could have a material adverse effect on our business, results of operations and financial condition.
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
Public health crises, such as pandemics, epidemics, or widespread outbreaks of infectious disease, have had, and could in the future have, an adverse effect on our business, financial condition and results of operations.
The occurrence of pandemics, epidemics, or widespread outbreaks of infectious diseases, as well as the imposition of related public health measures and travel and business restrictions or other actions that may be taken by governmental authorities in an effort to contain such pandemics, epidemics or outbreaks, have had, and could in the future have, a material adverse effect on our business, customer relationships, and cash flows. For example, the COVID-19 pandemic adversely impacted sales volumes of certain of our product lines and also disrupted our product development, marketing and corporate development activities and adversely affected the economies and financial markets within many countries, including countries in which we conduct business. While we have developed, and continue to develop, strategies to help mitigate the negative effects of potential public health crises on our business and operations, such efforts may prove to be insufficient. The duration and extent of the impact of any public health crises cannot be accurately assessed or predicted at this time, and could adversely impact our business, financial condition, and results of operations.
Risks Related to Our International Operations
Our business is subject to the risks generally associated with international business operations.
Sales outside of the United States accounted for 43%, 39% and 49% of our net sales in 2024, 2023 and 2022, respectively. In addition, a significant portion of our product design and manufacturing is performed at our facilities in Malaysia and China, and a significant amount of our product design activities are performed in Taiwan and India. As a result, our business is and will continue to be subject to the risks generally associated with international business operations in Malaysia, China, Taiwan, India and other foreign countries, including:
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
•changes in social, political and economic conditions, including as a result of changes of administration, political regimes or sentiment in countries in which we operate or with which we do business;

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
•compliance with travel restrictions, stay-at-home or work location conditions or other government or voluntary restrictions relating to epidemics or pandemics;
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
We are subject to changes in tax laws, treaties and regulations or the interpretation or enforcement thereof in the Cayman Islands, United States, Malaysia, Ireland and other jurisdictions in which we or any of our subsidiaries operate or are resident. We have structured our operations in a manner designed to maximize our benefit from various government incentives and/or tax holidays extended to manufacturers in Malaysia to encourage investment and employment, and to minimize our tax liability in other jurisdictions such as the United States to the extent permitted by law. Our interpretations and conclusions regarding these tax incentives are not binding on any taxing authority. Additionally, we have been in the past and may in the future be subject to tax assessments by the relevant authorities in the jurisdictions in which we operate and we have been in the past and may in the future be involved in legal disputes with regulatory or governmental authorities relating to these assessments. If our assumptions about, or interpretation or implementation of, tax and other laws are incorrect; if tax laws or regulations are substantially modified or rescinded; if the tax incentives from which we benefit in the jurisdictions in which we operate are substantially modified or rescinded; if we fail to meet the conditions of any of the tax incentives; or if we do not prevail in disputes with tax authorities, we could suffer material adverse tax and other financial consequences including owing significant amounts of taxes and penalties that would increase our expenses, reduce our profitability and adversely affect our cash flows, results of operations and financial condition.
Changes in foreign currency exchange rates could materially adversely affect our business, results of operations or financial condition.
Our international sales and our operations in foreign countries expose us to certain risks associated with fluctuating currency values and exchange rates. Because some of our sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Malaysian ringgit, Japanese yen, euro, British pound, South Korean won, New Taiwan dollar, Hong

Kong dollar and South African rand have had and may in the future have an effect on our liquidity and operating results. Gains and losses on the conversion to U.S. dollars of the associated monetary assets and liabilities, as well as profits and losses incurred in certain countries, may contribute to fluctuations in the value of our assets and our results of operations. We also have costs and expenses that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs that could have a significant negative impact on our results of operations. In addition, fluctuating values between the U.S. dollar and other currencies can result in currency gains which are used in the computation of foreign taxes and can increase foreign taxable income.
We are a holding company. If enacted, exchange controls may limit our ability to receive dividends and other distributions from our foreign subsidiaries.
We conduct all of our operations through subsidiaries and are dependent on dividends or other intercompany transfers of funds from our subsidiaries to meet our obligations. If enacted, restrictions on intercompany dividends or other distributions in certain jurisdictions could have a material adverse effect on our ability to transfer funds from certain subsidiaries. Certain foreign jurisdictions permit temporary restrictions on conversions of currency into foreign currencies and on remittances to foreign investors of proceeds from their investments under certain circumstances. Any imposition of restrictions on conversions and remittances could hinder or prevent us from converting foreign currencies into U.S. dollars and remitting dividends, distributions or the proceeds from operations. In addition, an increase in the existing tax rates applicable to the remittance of dividends or any other intercompany transfer of funds, as well as the enactment of any new tax related to such transfers, may either affect our ability to transfer funds from our subsidiaries or significantly reduce the amounts subject to transfer.
High rates of inflation in the future would materially adversely affect our business, results of operations and financial condition.
If countries where we operate experience substantial inflation or deflation in the future, our business may be materially adversely affected. In addition, we may not be able to adjust the prices we charge our customers to offset the impact of inflation on our expenses, leading to an increase in our expenses and a reduction in our net operating margin. This could have a material adverse impact on our business, results of operations and financial condition.
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
We have a significant amount of debt outstanding as of August 30, 2024, including the debt described in “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.” Our indebtedness may have important consequences, including, but not limited to, the following:
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
•diluting the interests of our existing shareholders to the extent ordinary shares are issued upon conversion of our Convertible Notes (as defined below);
•limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness or more liquidity; and
•limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.
Our ability to make scheduled payments on, to refinance or to pay off our debt obligations when due depends on the financial condition and operating performance of our business. This, to a certain extent, is subject to prevailing economic and competitive conditions, including general conditions prevailing in the financial markets and global economy, and to certain financial, business, regulatory and other factors beyond our control, including the risks described herein. Our business may not generate sufficient cash flows from operations, and future borrowings may not be available to us under our debt arrangements, including our Amended Credit Agreement (as defined below), in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. In addition, certain of our debt is subject to terms that may require the use of significant cash in the future under certain circumstances. For example, holders of the 2.25% Convertible Senior Notes due 2026 (“2026 Notes”), the 2.00% Convertible Senior Notes due 2029 (“2029 Notes”) and the 2.00% Convertible Senior Notes due 2030 (“2030 Notes,” collectively, the “Convertible Notes”), may, subject to a limited exception, require us to repurchase their Convertible Notes following a “fundamental change,” as described in more detail in “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes.” In addition, all conversions of the Convertible Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay the cash amounts due upon conversion. Applicable law, regulatory authorities and the agreements governing our other indebtedness, including our Amended Credit Agreement, may restrict our ability to repurchase the Convertible Notes. Our failure to repurchase the Convertible Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.
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
Our credit agreement may limit our flexibility in operating our business.
We and certain of our subsidiaries are party to a credit agreement, entered into as of February 7, 2022, with a syndicate of banks and Citizens Bank, N.A., as administrative agent and as amended from time to time (the “Amended Credit Agreement”), as described in more detail in “PART II – Item 8. Financial Statements and

Supplementary Data – Notes to Consolidated Financial Statements – Debt.” This, or future credit agreements, may contain restrictive covenants that limit our ability to engage in specified transactions and prohibit us from voluntarily prepaying certain of our other indebtedness. For instance, the covenants in our Amended Credit Agreement limit the ability of the applicable loan subsidiaries to, among other things:
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
Under the Amended Credit Agreement, we also are required to satisfy and maintain certain specified financial ratios. Our ability to meet those financial ratios could be affected by events beyond our control, and there can be no assurance that we will meet those ratios.
The failure to comply with any of these covenants would cause a default under the relevant credit agreement. A default, if not waived, could result in acceleration of the outstanding indebtedness under the Amended Credit Agreement as well as under the Convertible Notes, in which case such indebtedness would become immediately due and payable. If any default occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.
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
Our capped call transactions may affect the value of our debt and ordinary shares.
In connection with the pricing of the Convertible Notes, we entered into privately-negotiated capped call transactions (“Capped Calls”) with certain financial institutions. The Capped Calls are expected generally to reduce the potential dilution to our ordinary shares upon any conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
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

The potential effect, if any, of these transactions and activities on the trading price of our ordinary shares or the Convertible Notes will depend in part on market conditions. Any of these activities could adversely affect the trading price of our ordinary shares or the Convertible Notes.
Risks Related to Investments in Cayman Islands Companies
We are a Cayman Islands company and, because the rights of shareholders under Cayman Islands law differ from those under U.S. law, shareholders may have difficulty protecting their shareholder rights.
Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Cayman Islands Companies Act (2023 Revision) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less exhaustive body of securities laws as compared to the United States, and some states, such as Delaware, have more fulsome and judicially interpreted bodies of corporate law.
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
•announcement of, or expectation of, additional financing efforts or potential collaborations;
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to business acquisitions, income taxes, inventory valuation, impairment of long-lived assets, goodwill and identified intangible assets and revenue recognition. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our ordinary shares.
Future sales of our ordinary shares in the public market, or the perception that these sales may occur, could cause our share price to fall.
Sales of substantial amounts of our ordinary shares in the public market, including sales of our ordinary shares by our directors or officers, or sales by us or our affiliates pursuant to one or more effective registration statements, or otherwise, or the perception that these sales may occur, could cause the market price of our ordinary shares to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our amended and restated memorandum and articles of association, we are authorized to issue up to 200 million ordinary shares, of which 53.3 million ordinary shares were outstanding as of August 30, 2024.
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
•our amended and restated memorandum and articles of association may only be amended by a vote of shareholders representing at least 75% of the votes cast at a general meeting or by a unanimous written consent; and
•the ability of our Board of Directors, without action by our shareholders, to issue 30,000,000 preferred shares and to issue additional ordinary shares that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change in control.
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
We do not anticipate paying any cash dividends on our ordinary shares in the foreseeable future.
We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our ordinary shares. In addition, certain of our agreements, including our Amended Credit Agreement, the Securities Purchase Agreement that we entered into with SK on July 14, 2024 (the “SKT Purchase Agreement”) and the Certificate of Designation (as defined below) contain restrictions on our ability to pay dividends. As a result, capital appreciation in the price of our ordinary shares, if any, will be your only source of gain on an investment in our ordinary shares.
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
•recent and potential bank failures;
•inflation; and
•changes to tax, trade and regulatory policies, including as a result of changes in administration.
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
Like other companies operating or selling internationally, we face risks of non-compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other laws which generally prohibit direct and indirect improper payments to foreign government officials and political parties for the purpose of securing an unfair business advantage. In addition, because we have operations and suppliers in China and adjacent jurisdictions, we have exposure and risks associated with the Uyghur Forced Labor Prevention Act (“UFLPA”) and other global laws against forced labor. The UFLPA prohibits the importation of articles, merchandise, apparel and goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (Xinjiang) of the People’s Republic of China (PRC), or by entities identified by the U.S. government on the UFLPA Entity List. Forced labor concerns have rapidly become a global area of interest and is a topic that will likely be subject to new regulations in the markets we operate within. If we fail to comply with these laws and regulations, we may be subject to detention, seizure and exclusion of imports, as well as penalties, costs and restrictions on export and import privileges that could have an adverse effect on our business, financial condition and operating results. We are also subject to similar or even more restrictive anticorruption laws imposed by the governments of other countries where we do business, such as laws that prohibit commercial bribery, including the UK Bribery Act and the Malaysian Anticorruption Act. We make sales, are subject to government regulation and operate in countries known to present heightened risks of public corruption. Although we have implemented policies and controls to mitigate risks of non-compliance, our business activities create the risk of unauthorized conduct by one or more of our employees, consultants, customs brokers, freight forwarders, third party representatives or distributors that could be in violation of various laws including the FCPA or similar local regulations. In addition, we may be held liable for actions taken by such parties even if such parties themselves are not subject to the FCPA or similar laws.

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
Our future operating results depend in significant part upon the continued contributions of our key senior management and technical personnel, many of whom hold critical institutional knowledge and expertise and would be difficult to replace. Our future operating results also depend in significant part upon our ability to attract, train and retain qualified management, including for manufacturing and quality assurance, engineering, design, finance, marketing, sales and support. We are continually recruiting such personnel in various parts of the world. However, competition for such personnel across all of our markets can be strong. Our ability to attract, retain and motivate such personnel depends in part on our ability to offer competitive compensation packages, including salary, cash incentive compensation and share-based compensation along with other benefits and workplace policies, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. In addition, particularly in the high-technology industry, the value of stock options, restricted share unit awards or other share-based compensation is an important element in the retention of employees. Declines in the value of our ordinary shares could adversely affect our ability to retain employees and we may have to take additional steps to make the equity component of our compensation packages more attractive to attract and retain employees. These steps could result in dilution to shareholders.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems, internal networks and information.
We have aligned our cybersecurity risk management program with recognized security frameworks such as the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and ISO standards. This does not imply that we meet any particular technical standards, specifications or requirements, only that we use these frameworks as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
Key elements of our cybersecurity risk management program include, but are not limited to, the following:
•risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees;
•an information security incident response plan that includes procedures for responding to cybersecurity incidents;
•an incident response team (the “Response Team”) principally responsible for managing our response to cybersecurity incidents; and
•a third-party risk management process for key IT vendors based on our assessment of their criticality to our operations and respective risk profile.
During 2024, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that materially affected us, including our business strategy, results of operations or financial condition. However, we face ongoing and increasing cybersecurity risks, including from bad actors that are becoming more sophisticated and effective over time, and if realized, these risks are reasonably likely to materially affect us. Additional information on the cybersecurity risks we face is discussed in “Item 1A. Risk Factors.”
Cybersecurity Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Cybersecurity and Technology Risk Management Committee of the Board of Directors (the “Cybersecurity Committee”) oversight of cybersecurity and other information technology risks. The Cybersecurity Committee oversees management’s implementation of our cybersecurity risk management program.
The Cybersecurity Committee receives regular reports from our Chief Information Officer (“CIO”) regarding any significant cybersecurity incidents, as well as any incidents with lesser impact potential. The CIO periodically reports to the Board of Directors regarding cybersecurity risks and our cybersecurity risk management program. Board members periodically receive presentations on cybersecurity topics from our CIO or external experts as part of the Board of Directors’ continuing education on topics that impact public companies.
Our management team, including our CIO, is responsible for assessing and managing our material risks from cybersecurity threats. Our CIO has over two decades of IT experience, including in applications, infrastructure, development, security and governance, and has presented as a featured speaker at numerous IT and security conferences. Our management team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The Response Team, including our CIO and other members of our management team, has primary responsibility for assessing and managing our response to cybersecurity incidents.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties

Ballycoolin, Ireland
Stratus Manufacturing Site
Milpitas, CA, U.S.
Penguin Solutions Headquarters
Newark, CA, U.S.
SMART Modular Manufacturing Site
Fremont, CA, U.S.
Penguin Solutions Manufacturing Site
Maynard, MA, U.S.
Stratus Lab
Durham, NC, U.S.
Cree LED Headquarters and Research and Development Site
Tempe, AZ, U.S.
Penguin Edge Integration Site
Huizhou, China
Cree LED Manufacturing Site
Penang, Malaysia
Manufacturing Site

Our U.S. headquarters are located in Milpitas, California. We lease or own various facilities described below for our design, manufacture, research and development and sales and marketing activities. We believe that our existing facilities are suitable and adequate for our present purposes. The following is a summary of our principal facilities as of August 30, 2024:

Location	Square Feet (in 000s)	Manufacturing	Procurement	R&D	Sales	Supply Chain Services
Durham, NC	102		X	X	X
Fremont, CA	86	X	X	X	X
Huizhou, China	824	X	X	X
Maynard, MA	102		X	X	X
Milpitas, CA	21
Newark, CA	79	X	X	X	X	X
Penang, Malaysia	139	X	X	X	X	X
Tempe, AZ	50	X	X	X	X
In addition to the principal facilities in the table above, we lease additional facilities in the United States, China, Hong Kong, Ireland, Japan, Scotland, Singapore and Taiwan.

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
Our ordinary shares are listed on the Nasdaq Global Select Market under the trading symbol “PENG.”
Holders of Record
As of October 14, 2024, there were 41 registered holders of record of our ordinary shares (not including beneficial holders of our ordinary shares held in street name by brokers and other institutions on behalf of shareholders).
Dividends
On January 3, 2022, our Board of Directors declared a share dividend of one ordinary share, $0.03 par value per share, for each outstanding ordinary share owned, to shareholders of record as of January 25, 2022. The dividend was paid on February 1, 2022.
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
Issuer Purchases of Equity Securities
Ordinary Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million share repurchase authorization (the “Initial Authorization”), under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. On January 8, 2024, the Audit Committee of the Board of Directors approved an additional $75.0 million share repurchase authorization (the “Additional Authorization,” and together with the Initial Authorization, the “Current Authorization”). The Current Authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. No shares were repurchased during the fourth quarter of 2024 under the Current Authorization. As of August 30, 2024, an aggregate of $77.7 million remained available for the repurchase of our ordinary shares under the Current Authorization. Certain of our agreements, including the Amended Credit Agreement, the SKT Purchase Agreement and the Certificate of Designation relating to the Investment (the “Certificate of Designation”), contain restrictions that limit our ability to repurchase our ordinary shares.
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
The following graph illustrates a comparison of cumulative total returns for our ordinary shares, the Russell 2000 Index and the Nasdaq Electronic Components Index from August 31, 2019 through August 30, 2024. We operate on a 52- or 53-week fiscal year, which ends on the last Friday in August. As a result, the last day of our fiscal year varies. For consistent presentation and comparison to the industry indices shown herein, we have calculated our share performance graph as of August 31 for each year.
Note: Management cautions that the share price performance information shown in the graph above may not be indicative of current share price levels or future share price performance.
The share performance graph assumes $100 was invested in our ordinary shares and in the other indices on August 31, 2019. Any dividends paid during the period presented were assumed to be reinvested. The performance was plotted using the following data:

	August 31, 2019	August 31, 2020	August 31, 2021	August 31, 2022	August 31, 2023	August 31, 2024
Penguin Solutions, Inc.	$100	$89	$171	$129	$182	$146
Russell 2000 Index	$100	$106	$156	$128	$134	$159
Nasdaq Electronic Components Index	$100	$113	$162	$144	$163	$209
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes for the year ended August 30, 2024. This discussion contains forward looking statements that involve risks, uncertainties and other factors. Our actual results could differ materially from those contained in these forward-looking statements due to a number of risks, uncertainties and other factors, including those discussed below and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” and “PART I – Item 1A. Risk Factors.”
Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2024, 2023 and 2022 contained 53, 52 and 52 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated. All financial information for our subsidiaries in Brazil is included in our consolidated financial statements on a one-month lag because their fiscal years ended on July 31 of each year. In connection with the completion of the divestiture of an 81% interest in SMART Brazil, we ceased consolidating the operations of SMART Brazil in our financial statements as of the November 29, 2023 disposal date. As a result, financial information for the first quarter of 2024 includes the four-month period for the SMART Brazil operations from August 1, 2023 to November 29, 2023. All tabular amounts are in thousands.
Overview
For an overview of our business, see “PART I – Item 1. Business.”
Divestiture of SMART Brazil
On November 29, 2023, we completed the divestiture of an 81% interest in SMART Brazil to Lexar Europe B.V., an affiliate of Shenzhen Longsys Electronics Co. Ltd.
Presentation of SMART Brazil as Discontinued Operations: In accordance with authoritative guidance under U.S. GAAP, we have presented the balance sheets, results of operations and cash flows of SMART Brazil operations in this Annual Report, including in the accompanying consolidated financial statements and notes, as discontinued operations for all periods presented. The SMART Brazil operations were previously reported as part of our Integrated Memory segment. Unless otherwise noted, discussion within this Annual Report relates solely to our continuing operations and excludes the SMART Brazil operations.
See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Acquisition of Stratus Technologies
On August 29, 2022, we completed the acquisition of Stratus Technologies. At the closing, we paid a cash purchase price of $225.0 million, subject to certain adjustments. In addition, the seller had the right to receive the Stratus Earnout based on the gross profit performance of the Stratus Technologies business during the first full 12 fiscal months following the closing. Throughout 2023, we adjusted the fair value of the Stratus Earnout by an aggregate of $29.0 million and, as of August 25, 2023, current liabilities included $50.0 million for the amount payable in connection with the Stratus Earnout. In the second quarter of 2024, we paid in full $50.0 million related to the Stratus Earnout.
See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Business Acquisitions – Stratus Technologies.”
Factors Affecting Our Operating Performance
Macro-Economic Demand Factors. Our business segments each have their own unique set of demand factors. Our Advanced Computing business is driven by demand for high-performance compute solutions across AI and machine learning initiatives, as well as traditional workload optimization and efficiency applications. Demand in our Integrated Memory segment is driven by end-market demand from OEMs for customer-specific solutions in vertical markets such as industrial, government, networking, high-performance compute and enterprise storage, as well as emerging demand for higher density and greater bandwidth solutions for AI deployments. Finally, demand for our Optimized LED products is derived from targeted end-market applications, such as general high-power and mid-power lighting and specialty lighting, including video display and horticulture applications. We believe our diversified business segments may sometimes provide a natural hedge against downturns in any particular industry. However, broader macro-economic trends can adversely affect all three segments concurrently.
Shifts in the Mix and Timing of Our Revenue. Shifts in the mix of revenue from our operating segments, and in the timing of revenue, which can vary significantly from period to period, can impact our business and operating results, including gross and operating margins. For example, our Advanced Computing segment has shown solid growth, but is subject to variability in its sales and margin profile from period to period for reasons such as: recognition of revenue is sometimes tied to customer decisions as to the completion of delivery and system go-live events, sales can be affected by the timing of customer deployments or customer budget considerations and margin is driven by the extent to which higher margin software and managed services comprise Advanced Computing sales. Our resource commitments and planning for each segment are relatively fixed in the short term, and as such, variability in expected revenue mix will have direct implications for our operating income and margins.
Our Ability to Identify, Complete and Successfully Integrate Acquisitions. A substantial portion of our growth over the last several years has been driven by acquisitions, and we intend to continue to use corporate development as an engine for growth. Within our existing segments, we plan to pursue acquisitions to expand features and functionality, expand into adjacent businesses and grow our customer base and geographic footprint. From time to time, we may seek to expand our addressable market by entering new business segments where, as we did with our Cree LED and Stratus Technologies acquisitions, we identify a business opportunity at scale with a path to being accretive to our overall operations in the near term. If we are unable to identify and complete attractive acquisitions, we may not be successful in growing our revenue and/or expanding our margins. Any acquisitions we do complete may require us to incur debt or raise capital through equity financings or may subject us to unforeseen liabilities or costs, or operational challenges, that in turn impede our ability to realize the expected returns on our investment.
Disruptions in Our Supply Chain May Adversely Affect Our Businesses. We depend on third-party suppliers for key components of our products, such as commodity DRAM components from offshore foundries that we use in our specialty memory products, third-party wafers that we use in our memory and LED businesses and HPC and AI components for our Advanced Computing business. In our memory and LED businesses, we have adopted a “Fab-Light” business model to reduce our capital expenditures and operating expenses, while affording greater flexibility in adapting to shifts in demand and other market trends. Our Fab-Light business model contributed to margin expansion in our overall business. However, our reliance on third-party manufacturers exposes us to risk of supply chain disruption and lost business. For example, the recent global semiconductor shortage has adversely affected our operating results. In addition, in our Advanced Computing business, where we source components from third parties, the high demand for and limited supply of AI components globally, as well as any delays in the production of such components, continues to affect our sourcing of these components and the timing of deployments. In particular, we continue to experience extended lead times for certain components that are incorporated into our overall solutions, which impacts how quickly we are able to ramp existing and new customer projects. If such disruptions worsen or are prolonged, or if there is meaningful disruption in our supply arrangement with any of our third-party suppliers, our operating results and financial condition may continue to be adversely affected.

Results of Operations

Year ended	August 30, 2024	% of net sales (1)	August 25, 2023	% of net sales (1)	August 26, 2022	% of net sales (1)
Net sales:
Advanced Computing	$554,552	47.4%	$749,708	52.0%	$440,986	31.6%
Integrated Memory	356,426	30.4%	443,264	30.8%	551,705	39.5%
Optimized LED	259,818	22.2%	248,278	17.2%	403,185	28.9%
Total net sales	1,170,796	100.0%	1,441,250	100.0%	1,395,876	100.0%
Cost of sales	830,020	70.9%	1,026,079	71.2%	1,004,831	72.0%
Gross profit	340,776	29.1%	415,171	28.8%	391,045	28.0%

Operating expenses:
Research and development	81,537	7.0%	90,565	6.3%	77,472	5.6%
Selling, general and administrative	233,880	20.0%	260,722	18.1%	204,839	14.7%
Impairment of goodwill	—	—%	19,092	1.3%	—	—%
Change in fair value of contingent consideration	—	—%	29,000	2.0%	41,324	3.0%
Other operating (income) expense	7,064	0.6%	7,047	0.5%	234	—%
Total operating expenses	322,481	27.5%	406,426	28.2%	323,869	23.2%
Operating income (loss)	18,295	1.6%	8,745	0.6%	67,176	4.8%

Non-operating (income) expense:
Interest expense, net	28,378	2.4%	36,421	2.5%	24,345	1.7%
Other non-operating (income) expense	21,084	1.8%	11,837	0.8%	350	—%
Total non-operating (income) expense	49,462	4.2%	48,258	3.3%	24,695	1.8%
Income (loss) before taxes	(31,167)	(2.7)%	(39,513)	(2.7)%	42,481	3.0%

Income tax provision (benefit)	10,618	0.9%	(49,203)	(3.4)%	18,074	1.3%
Net income (loss) from continuing operations	(41,785)	(3.6)%	9,690	0.7%	24,407	1.7%
Net income (loss) from discontinued operations	(8,148)	(0.7)%	(195,384)	(13.6)%	44,185	3.2%
Net income (loss)	(49,933)	(4.3)%	(185,694)	(12.9)%	68,592	4.9%
Net income attributable to noncontrolling interest	2,539	0.2%	1,832	0.1%	2,035	0.1%
Net income (loss) attributable to Penguin Solutions	$(52,472)	(4.5)%	$(187,526)	(13.0)%	$66,557	4.8%
(1)Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales decreased by $270.5 million, or 18.8%, in 2024 compared to the prior year, primarily due to lower sales and weakness in our Advanced Computing and Integrated Memory segments, partially offset by moderate growth in our Optimized LED segment. Advanced Computing net sales decreased by $195.2 million, or 26.0%, primarily related to lower hardware sales year over year due to the unpredictable nature of large project engagements, which may not occur with the same frequency or scale each year. Integrated Memory net sales decreased by $86.8 million, or 19.6%, primarily due to lower sales volumes of Flash and DRAM products to our OEM customers, driven by macroeconomic environment challenges. Optimized LED net sales increased by $11.5 million, or 4.6%, primarily due to higher demand as channel partners addressed low inventory carrying levels.
Net sales increased by $45.4 million, or 3.3%, in 2023 compared to the prior year, due to strong performance in our Advanced Computing business, partially offset by weakness in both our Integrated Memory and Optimized LED segments. Advanced Computing net sales increased by $308.7 million, or 70.0%, primarily due to $172.7 million of revenue from our Stratus Technologies acquisition in August 2022, as well as higher volumes of sales in our Penguin Computing business. Optimized LED net sales decreased by $154.9 million, or 38.4%, primarily due to continued demand challenges in China. Integrated Memory sales decreased by $108.4 million, or 19.7%, primarily due to lower sales volume and pricing of DRAM products.
Cost of sales decreased by $196.1 million, or 19.1%, in 2024 compared to the prior year, primarily due to our Advanced Computing and Integrated Memory segments, which had lower material and production costs from lower sales, as well as lower personnel-related expenses mainly driven by cost reduction efforts. Cost of sales increased by $21.2 million, or 2.1%, in 2023 compared to the prior year, primarily due to the Stratus Technologies acquisition and from higher costs of materials and production costs due to higher sales for our Advanced Computing segment.
Gross margin increased to 29.1% in 2024 compared to 28.8% in 2023 primarily due to favorable mix from higher service revenue in our Advanced Computing segment. Gross margin increased to 28.8% in 2023 compared to 28.0% in 2022 primarily due to the inclusion of higher margin Stratus products, as well as process and efficiency improvements in the Integrated Memory and Advanced Computing segments compared to the prior year.
Non-GAAP Measure of Segment Operating Income
Below is a table of our operating income, measured on a non-GAAP basis, which Penguin Solutions management uses to supplement Penguin Solutions’ financial results under GAAP to analyze its operations and make decisions as to future operational plans and believes that this supplemental non-GAAP information is useful to investors in analyzing and assessing the company’s past and future operating performance. These non-GAAP measures exclude certain items, such as share-based compensation expense; amortization of acquisition-related intangible assets (consisting of amortization of developed technology, customer relationships, trademarks/trade names and backlog acquired in connection with business combinations); acquisition-related inventory adjustments; diligence, acquisition and integration expense; restructure charges; impairment of goodwill; changes in the fair value of contingent consideration; and other infrequent or unusual items. While amortization of acquisition-related intangible assets is excluded, the revenues from acquired companies is reflected in our non-GAAP measures and these intangible assets contribute to revenue generation. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment and Other Information.”
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

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
GAAP operating income (loss)	$18,295	$8,745	$67,176
Share-based compensation expense	43,160	39,228	37,284
Amortization of acquisition-related intangibles	39,272	44,601	23,729
Flow-through of inventory step up	—	2,599	—
Cost of sales-related restructure	2,136	6,813	—
Diligence, acquisition and integration expense	8,772	20,869	7,090
Impairment of goodwill	—	19,092	—
Change in fair value of contingent consideration	—	29,000	41,324
Restructure charge	7,064	7,047	234
Other	1,558	1,800	624
Non-GAAP operating income	$120,257	$179,794	$177,461

Non-GAAP operating income by segment:
Advanced Computing	$95,291	$110,975	$49,450
Integrated Memory	22,413	73,639	78,869
Optimized LED	2,553	(4,820)	49,142
Total non-GAAP operating income by segment	$120,257	$179,794	$177,461
Advanced Computing operating income decreased by $15.7 million, or 14.1%, in 2024 compared to the prior year primarily due to lower sales from our Penguin Computing business, partially offset by lower operating expenses, mainly driven by personnel-related expenses due to lower headcount and lower subcontract services. Advanced Computing operating income increased by $61.5 million, or 124.4%, in 2023 compared to the prior year primarily due to higher sales mainly due to the Stratus Technologies acquisition and gross margin expansion, partially offset by higher operating expenses due to the Stratus Technologies acquisition as well as personnel-related expenses due in part to increased headcount to support the revenue growth.
Integrated Memory operating income decreased by $51.2 million, or 69.6%, in 2024 compared to the prior year primarily due to lower sales and gross profit due to lower sales volumes of Flash and DRAM products. Integrated

Memory operating income decreased by $5.2 million, or 6.6%, in 2023 compared to the prior year primarily due to lower sales, partially offset by a favorable product mix and lower personnel-related costs driven in part by cost containment actions.
Optimized LED operating loss improved by $7.4 million, or 153.0%, in 2024 primarily due to higher revenue from increased demand, better factory leverage and product mix and lower personnel-related expenses due to headcount reductions. Optimized LED operating income decreased by $54.0 million, or 109.8%, in 2023 compared to the prior year primarily due to lower sales from demand challenges in China, partially offset by lower personnel-related costs driven in part by cost reduction actions.
Operating and Non-operating (Income) Expense
Research and Development
Research and development expense decreased by $9.0 million, or 10.0%, in 2024 compared to the prior year, primarily due to lower personnel-related expenses mainly driven by headcount reductions, as well as lower subcontract services mainly driven by Advanced Computing.
Research and development expense increased by $13.1 million, or 16.9%, in 2023 compared to the prior year, primarily due to additional costs from the Stratus Technologies acquisition, offset by lower personnel-related expenses mainly driven by bonus and headcount reductions.
Selling, General and Administrative
Selling, general and administrative expense decreased by $26.8 million, or 10.3%, in 2024 compared to the prior year, primarily due to lower diligence, acquisition and integration expense, lower personnel-related expenses, mainly driven by headcount reductions, and lower amortization expense of intangible assets.
Selling, general and administrative expense increased by $55.9 million, or 27.3%, in 2023 compared to the prior year, primarily due to additional costs from the Stratus Technologies acquisition as well as higher diligence, acquisition and integration expense, partially offset by lower personnel-related expenses driven by bonus and headcount reductions.
Impairment of Goodwill
In the second quarter of 2023, we initiated a plan pursuant to which we intend to wind down manufacturing and discontinue the sale of certain legacy products offered through our Penguin Edge business by approximately the end of 2025. We recorded impairment charges of $19.1 million in 2023 to impair the carrying value of Penguin Edge goodwill. We currently anticipate that the remaining goodwill of the Penguin Edge reporting unit of $16.1 million as of August 30, 2024 may become further impaired in future periods. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Intangible Assets and Goodwill – Impairment of Penguin Edge Goodwill.”
Change in Fair Value of Contingent Consideration
Our acquisitions of Stratus Technologies in the first quarter of 2023 and our Optimized LED business in the third quarter of 2021 each included contingent consideration. We estimate the fair value of the contingent consideration as of the date of acquisition and subsequently recognize changes in the fair value in results of operations. During 2023 and 2022, we recorded charges of $29.0 million and $41.3 million, respectively, to adjust the fair value of the contingent consideration. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Business Acquisitions.”
Other Operating (Income) Expense
Other operating expense in 2024 and 2023 included restructure charges of $7.1 million and $7.0 million, respectively, primarily for employee severance costs and other benefits resulting from workforce reductions, the elimination of certain projects across our businesses and other costs associated with the wind down of our Penguin Edge business. We anticipate that such activities will continue into future quarters and anticipate recording additional restructure charges.

Interest Expense, Net
Net interest expense decreased by $8.0 million, or 22.1%, in 2024 compared to the prior year, primarily due to higher interest income resulting from higher cash and investment balances, partially offset by higher interest expense from the Amended 2027 TLA (as defined below). Net interest expense increased by $12.1 million, or 49.6%, in 2023 compared to the prior year, primarily due to higher interest expense from the Amended 2027 TLA, partially offset by higher interest income resulting from higher cash and investment balances.
Other Non-operating (Income) Expense
Other non-operating (income) expense in 2024 and 2023 included losses of $22.8 million and $15.9 million, respectively, from the extinguishment or prepayment of debt. Other non-operating (income) expense in 2023 also included net gains of $3.0 million from the disposition of assets. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.”
Income Tax Provision (Benefit)
Our provision for income taxes increased by $59.8 million in 2024, or 121.6%, compared to the prior year primarily due to a decrease in tax benefit for the 2023 U.S. federal and state valuation allowance release. Our provision for income taxes decreased by $67.3 million in 2023, or 372.2%, compared to the prior year primarily due to the tax benefit on the release of the U.S. federal and state valuation allowance in 2023, partially offset by tax add backs for nondeductible goodwill impairment in 2023 and additional uncertain tax positions recorded in 2023.
In 2024, our tax expense of $10.6 million and effective tax rate of (34.1)%, which was different from the U.S. statutory tax rate primarily due to losses, generated in a jurisdiction where no tax benefit can be recognized, and foreign withholding taxes, partially offset by benefits associated with decreases in reserves for uncertain tax provisions and U.S. federal and state tax credits.
In 2023, our tax benefit of $49.2 million and effective tax rate of 124.5%, which was different from the U.S. statutory tax rate primarily due to a release of the U.S. federal and state valuation allowance. The effective tax rate benefit from the valuation allowance release was offset with detriments associated with losses generated in jurisdictions with rates lower than the U.S. statutory tax rate, increases in reserves for uncertain tax provisions, foreign withholding taxes and goodwill impairment for financial reporting purposes with no tax basis.
In 2022, our tax expense of $18.1 million and effective tax rate of 42.5%, which was different from the U.S. statutory tax rate primarily due to losses generated in jurisdictions with rates lower than the U.S. statutory tax rate, nondeductible expenses and additional valuation allowance recorded against U.S. federal and state deferred tax assets.
We have operations in Malaysia, where we have tax incentive arrangements for our pioneer status activities and our global supply chain operations. The statutory tax rate for Malaysia is 24%. These arrangements are scheduled to expire in August 2028 and are subject to certain conditions, with which we have partially complied in 2024 and fully complied in 2023 and 2022. The impact of partial compliance is reflected within the 2024 income tax provision. Our effective income tax rate in the future may be higher depending on a combination of our overall and jurisdictional profitability, the expectation that future tax holidays will have tax rates greater than our prior approved tax holidays and the impact of the OECD’s Pillar Two model rules, which aims to implement a global minimum tax rate of 15%. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Income Taxes.”
Net Income (Loss) From Discontinued Operations
As discussed above, we have presented the results of SMART Brazil as discontinued operations in our consolidated statements of operations for all periods presented. As of August 25, 2023, SMART Brazil was classified as held for sale. Accordingly, in 2023 we evaluated the carrying value of the net assets of SMART Brazil (including $206.3 million recognized within shareholder’s equity related to the cumulative translation adjustment from SMART Brazil), estimated costs to sell and expected proceeds and concluded the net assets were impaired. As a result, we recognized an impairment charge of $153.0 million in 2023 to write down the carrying value of the net assets of SMART Brazil. In addition, we concluded that the outside basis of SMART Brazil inclusive of any withholding taxes should be recognized upon the classification as held for sale as of August 25, 2023. Accordingly, we recognized withholding taxes on the expected capital gain and deferred tax liabilities of $28.6 million in 2023. In the first quarter of 2024, we completed the divestiture, and in connection therewith, recognized an additional loss of $8.9 million. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Liquidity and Capital Resources
As of August 30, 2024, we had cash, cash equivalents and short-term investments of $389.5 million, of which $299.1 million was held by subsidiaries outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts, money market funds and time deposits. We do not acquire investments for trading or speculative purposes.
We may from time to time seek additional equity or debt financing. Any future equity or debt financing may be dilutive to our existing investors and may include debt service requirements and financial and other restrictive covenants that may constrain our operations and growth strategies. In the event that we seek additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
We expect that our existing cash and cash equivalents, short-term investments, borrowings available under our credit facilities and cash generated by operating activities will be sufficient to fund our operations for at least the next 12 months.
Credit Facility
On February 7, 2022, Penguin Solutions and SMART Modular Technologies, Inc. (collectively, the “Borrowers”) entered into a credit agreement (the “Original Credit Agreement”) with a syndicate of banks and Citizens Bank, N.A., as administrative agent that provided for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the “2027 TLA”) and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (the “2027 Revolver”), in each case, maturing on February 7, 2027. The Original Credit Agreement provides that up to $35.0 million of the 2027 Revolver is available for issuances of letters of credit. The Original Credit Agreement has subsequently been amended to, among other things, provide for incremental term loans in an aggregate amount of $300.0 million (together with the 2027 TLA, the “Amended 2027 TLA”), amend the First Lien Leverage Ratio (as defined in the Amended Credit Agreement) and increase the aggregate amount of unrestricted cash and permitted investments netted from the definitions of Consolidated First Lien Debt and Consolidated Net Debt. As of August 30, 2024, there was $300.0 million of aggregate principal amount outstanding under the Amended 2027 TLA and there were no amounts outstanding under the 2027 Revolver. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Credit Facility.”
Divestiture of SMART Brazil
In November 2023, we completed the divestiture of SMART Brazil. In connection with the divestiture, we sold an 81% interest and retained a 19% interest in SMART Brazil. At the closing of the transaction, we received cash of $143.0 million, net of tax, from the sale. In addition, we have the right to receive a deferred payment of $28.4 million in May 2025. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Preferred Share Investment
In July 2024, we entered into the SKT Purchase Agreement for the Investment, pursuant to which we agreed to sell to SK the CPS. The CPS will be convertible into ordinary shares at a conversion price of $32.81 per preferred share, subject to adjustment upon the occurrence of certain events, will have an initial liquidation preference of 1x and will only be redeemable at our option, subject to certain conditions. The holder of the CPS may convert such holder’s CPS into ordinary shares at any time, provided that the CPS may, at our option, automatically be converted into ordinary shares on any date following the second anniversary of the closing upon certain conditions. The CPS will entitle the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option.

The SKT Purchase Agreement may be terminated by either SK or us if the closing has not occurred by April 14, 2025, subject to extension to July 14, 2025 in the event certain approvals have not been obtained. The Investment is expected to close by the end of calendar 2024 or early in calendar 2025. Because the transaction is subject to regulatory clearances and approvals, there can be no assurance that the transaction will close in calendar 2024 or 2025, or at all.
See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Preferred Share Investment.”
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
Cash Flows

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Net cash provided by operating activities from continuing operations	$105,521	$63,677	$38,862
Net cash used for investing activities from continuing operations	(11,804)	(281,184)	(21,234)
Net cash provided by (used for) financing activities from continuing operations	(209,495)	237,221	60,645
Net increase in cash and cash equivalents from discontinued operations	90,447	22,520	61,567
Effect of changes in currency exchange rates	(1,256)	4,765	239
Net increase (decrease) in cash, cash equivalents and restricted cash	$(26,587)	$46,999	$140,079
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, share-based compensation, changes in the fair value of contingent consideration, gains and losses from investing or financing activities and from the effects of changes in operating assets and liabilities.
Net cash provided by operating activities from continuing operations in 2024 was $105.5 million, comprised primarily of a net loss of $41.8 million, adjusted for non-cash items of $121.6 million. Operating cash flows were favorably affected by a $25.7 million net change in our operating assets and liabilities, primarily from the effects of an increase of $54.3 million in accounts payable and accrued expenses and other liabilities and a decrease of $23.8 million inventories, partially offset by an increase of accounts receivable of $32.5 million and the payment of $29.0 million of contingent consideration, which related to our 2023 acquisition of Stratus Technologies. The increase in accounts payable and accrued expenses and other liabilities was primarily due to timing of payments, as well as higher deferred revenue resulting from amounts received from customers in advance of satisfying performance obligations.
Net cash provided by operating activities from continuing operations in 2023 was $63.7 million, comprised primarily of a net income of $9.7 million, adjusted for non-cash items of $119.3 million. Operating cash flows were adversely affected by a $65.4 million net change in our operating assets and liabilities, primarily from the effects of decreases of $256.1 million in accounts payable and accrued expenses and other liabilities and the payment of $73.7 million of contingent consideration, which related to our 2021 acquisition of the Optimized LED business, partially offset by the effect of decreases of $162.5 million in accounts receivable and $95.2 million in inventories. The decreases in both accounts payable and accrued expenses and inventories were primarily due to lower inventories in our Integrated Memory and Advanced Computing segments. The decrease in accounts receivable was primarily due to lower gross sales in our Integrated Memory segment.
Net cash provided by operating activities from continuing operations in 2022 was $38.9 million, resulting primarily from net income of $24.4 million, adjusted for non-cash items of $136.8 million. Operating cash flows were adversely affected by a $122.3 million net change in our operating assets and liabilities, primarily from the effects of an increase of $97.8 million in accounts receivable and a decrease of $44.9 million in accounts payable and accrued expenses and other liabilities, partially offset by a decrease of $30.7 million in inventories. The increase in accounts receivable was primarily due to higher gross sales primarily in our Integrated Memory and Advanced Computing segments. The decreases in both accounts payable and accrued expenses and in inventories were primarily due to lower inventories in our Integrated Memory and Advanced Computing segments.
Investing Activities: Net cash used for investing activities from continuing operations in 2024 consisted primarily of $19.4 million used for capital expenditures and deposits on equipment and $11.0 million of purchases of non-marketable investment securities, partially offset by net maturities of marketable investment securities of $19.9 million.
Net cash used for investing activities from continuing operations in 2023 was $281.2 million, consisted primarily of $213.1 million net cash used for the acquisition of Stratus Technologies, $39.4 million used for capital expenditures and deposits on equipment and $25.0 million used for the purchases of marketable investment securities.
Net cash used for investing activities from continuing operations in 2022 consisted primarily of $20.4 million used for capital expenditures and deposits on equipment.
Financing Activities: Net cash used for financing activities from continuing operations in 2024 was $209.5 million, consisting primarily of $351.3 million in principal repayment of debt, $21.3 million of payments to acquire ordinary shares, $21.0 million payment of contingent consideration related to our 2023 acquisition of Stratus Technologies and $16.3 million of payments to acquire capped calls in connection with the issuance of our 2030 Notes, partially offset by $192.7 million in net proceeds from the issuance of our 2030 Notes and $9.8 million in proceeds from the issuance of ordinary shares from our equity plans.
Net cash provided by financing activities from continuing operations in 2023 was $237.2 million, consisting primarily of $295.3 million in net proceeds from our term loan and $43.0 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by a $28.1 million payment of contingent consideration related to our 2021 acquisition of our Optimized LED business, $24.7 million of payments to acquire ordinary shares, $21.6 million in principal repayment of debt and $14.1 million payment of premium in connection with our convertible note exchange.
Net cash provided by financing activities from continuing operations in 2022 was $60.6 million, consisting primarily of $270.8 million in net proceeds from issuance of a term loan and $12.1 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by $126.7 million in principal repayment of debt, primarily the LED Purchase Price Note, $57.2 million of payments to acquire ordinary shares and $25.0 million in net repayments of borrowings under our line of credit.
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
•Debt and other liabilities, including discount rate and timing of payments; and
•Deferred taxes, including projections of future taxable income and tax rates.
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
Inventories: Inventories are stated at the lower of cost or net realizable value. In our Optimized LED segment, cost is determined on a first-in, first-out basis. For all other segments, inventory value is determined on a specific identification basis for material and an allocation of labor and manufacturing overhead. At each balance sheet date, we evaluate ending inventories for excess quantities and obsolescence, including analyses of sales levels by product family, historical demand and forecasted demand in relation to inventory on hand, competitiveness of product offerings, market conditions and product life cycles. From time to time, our customers may request that we purchase and maintain significant inventory of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase or subsequent to purchase. Inventory levels may fluctuate based on inventory held under service arrangements. Our provision for excess and obsolete inventory are also impacted by our arrangements with our customers and/or suppliers, including our ability or inability to resell such inventory to them.
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
Applying the five-step approach in determining whether to recognize revenue at a point in time or over time requires significant judgement. A portion of our revenue is from sales of customized product which, in some cases, are non-cancellable and/or non-refundable. Significant judgement is required to determine when control passes to the customer and whether and when our performance obligations have been satisfied. This determination can significantly affect the timing of recognizing revenue.
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
Service Revenue: Our service revenue is derived from professional services and supply chain services. Professional services include solution design, system installation, software automation and managed support services related to HPC and storage systems. Supply chain services includes procurement, logistics, inventory management, temporary warehousing, kitting and packaging. While we take title to inventory under such arrangements, control of such inventory does not transfer to us as we do not, at any point, have the ability to direct the use, and thereby obtain the benefits, of the inventory. Service revenue also includes extended warranty, on-site services and subscriptions to our HPC environment.
Agent Services: We provide certain services on an agent basis, whereby we procure product, materials and services on behalf of our customers and then resell such product, materials or services to our customers. Gross amounts invoiced to customers in connection with these agent services include amounts related to the services performed by us in addition to the cost of the product, materials and services procured. However, only the amount related to the agent component is recognized as revenue in our results of operations. We generally recognize revenue for these procurement, logistics and inventory management services upon the completion and/or acceptance of such services, which typically occurs at the time of shipment of product to the customer. Amounts we invoice to customers for the cost of product, materials and services performed, which remain unpaid as of the end of a reporting period, are included in accounts receivable. Additionally, the cost of product and materials procured for customers under these agent services, which remain on hand as of the end of a reporting period, are included in inventories. Amounts in accounts receivable and inventories impact the determination of cash flows from operating activities.
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
Contract Costs: As a practical expedient, we recognize the incremental costs of obtaining a contract, specifically commission expenses, that have an amortization period of less than 12 months, as an expense when incurred. Additionally, we account for shipping and handling costs, if any, that occur after control transfers to the customer as a fulfillment activity. We record shipping and handling costs related to revenue transactions within cost of sales as a period cost.
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
As a result of our international operations, we generate a portion of our net sales and incur a portion of our expenses in currencies other than the U.S. dollar, such as the Japanese yen, Malaysian ringgit and Chinese renminbi. We present our consolidated financial statements in U.S. dollars and remeasure certain assets and liabilities into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our consolidated financial statements, even if their value has not changed in their local currency. Our customer pricing and material cost of sales are generally based on U.S. dollars. Accordingly, the impact of currency fluctuations to our consolidated statements of operations is primarily to our other costs of sales (i.e., non-material components) and our operating expenses as those items are typically denominated in local currency. Our consolidated statements of operations are also impacted by foreign currency gains and losses arising from transactions denominated in a currency other than the U.S. dollar. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets and liabilities. As a result, changes in foreign currency exchange rates impact our reported results.
Based on our monetary assets and liabilities denominated in foreign currencies as of August 30, 2024 and August 25, 2023, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $2.5 million and $1.6 million, respectively, to revalue these assets and liabilities.

Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of August 30, 2024, we had $300.0 million outstanding under the 2027 TLA. In addition, our Amended Credit Agreement provides for borrowings of up to $250.0 million under the 2027 Revolver. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2027 Revolver were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $5.5 million per year.
As of August 30, 2024, we had cash, cash equivalents and short-term investments of $389.5 million. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions and in short-duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or decreases in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

Item 8. Financial Statements and Supplementary Data

Penguin Solutions, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)

As of	August 30, 2024	August 25, 2023
Assets
Cash and cash equivalents	$383,147	$365,563
Short-term investments	6,337	25,251
Accounts receivable, net	251,743	219,247
Inventories	151,213	174,977
Other current assets	75,264	51,790
Current assets of discontinued operations	—	70,574
Total current assets	867,704	907,402
Property and equipment, net	106,548	118,734
Operating lease right-of-use assets	60,349	68,444
Intangible assets, net	121,454	160,185
Goodwill	161,958	161,958
Deferred tax assets	85,078	74,085
Other noncurrent assets	71,415	15,150
Total assets	$1,474,506	$1,505,958

Liabilities and Equity
Accounts payable and accrued expenses	$219,090	$182,035
Current debt	—	35,618
Deferred revenue	63,954	48,096
Acquisition-related contingent consideration	—	50,000
Other current liabilities	44,552	32,731
Current liabilities of discontinued operations	—	77,770
Total current liabilities	327,596	426,250
Long-term debt	657,347	754,820
Noncurrent operating lease liabilities	60,542	66,407
Other noncurrent liabilities	29,813	29,248
Total liabilities	1,075,298	1,276,725

Commitments and contingencies

Penguin Solutions shareholders’ equity:
Preferred shares, $0.03 par value; authorized 30,000 shares; none issued or outstanding	—	—
Ordinary shares, $0.03 par value; authorized 200,000 shares; 60,226 shares issued and 53,277 shares outstanding as of August 30, 2024; 57,542 shares issued and 51,901 shares outstanding as of August 25, 2023	1,807	1,726
Additional paid-in capital	513,335	476,703
Retained earnings	29,985	82,457
Treasury shares, 6,949 shares and 5,641 shares held as of August 30, 2024 and August 25, 2023, respectively	(153,756)	(132,447)
Accumulated other comprehensive income (loss)	10	(205,964)
Total Penguin Solutions shareholders’ equity	391,381	222,475
Noncontrolling interest in subsidiary	7,827	6,758
Total equity	399,208	229,233
Total liabilities and equity	$1,474,506	$1,505,958
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Net sales:
Products	$925,827	$1,192,890	$1,247,470
Services	244,969	248,360	148,406
Total net sales	1,170,796	1,441,250	1,395,876
Cost of sales:
Products	722,634	916,005	940,516
Services	107,386	110,074	64,315
Total cost of sales	830,020	1,026,079	1,004,831
Gross profit	340,776	415,171	391,045

Operating expenses:
Research and development	81,537	90,565	77,472
Selling, general and administrative	233,880	260,722	204,839
Impairment of goodwill	—	19,092	—
Change in fair value of contingent consideration	—	29,000	41,324
Other operating (income) expense	7,064	7,047	234
Total operating expenses	322,481	406,426	323,869
Operating income (loss)	18,295	8,745	67,176

Non-operating (income) expense:
Interest expense, net	28,378	36,421	24,345
Other non-operating (income) expense	21,084	11,837	350
Total non-operating (income) expense	49,462	48,258	24,695
Income (loss) before taxes	(31,167)	(39,513)	42,481

Income tax provision (benefit)	10,618	(49,203)	18,074
Net income (loss) from continuing operations	(41,785)	9,690	24,407
Net income (loss) from discontinued operations	(8,148)	(195,384)	44,185
Net income (loss)	(49,933)	(185,694)	68,592
Net income attributable to noncontrolling interest	2,539	1,832	2,035
Net income (loss) attributable to Penguin Solutions	$(52,472)	$(187,526)	$66,557

Basic earnings (loss) per share:
Continuing operations	$(0.85)	$0.16	$0.45
Discontinued operations	(0.15)	(3.94)	0.90
	$(1.00)	$(3.78)	$1.35
Diluted earnings (loss) per share:
Continuing operations	$(0.85)	$0.15	$0.41
Discontinued operations	(0.15)	(3.80)	0.81
	$(1.00)	$(3.65)	$1.22
Shares used in per share calculations:
Basic	52,428	49,566	49,467
Diluted	52,428	51,322	54,443
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Net income (loss)	$(49,933)	$(185,694)	$68,592

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(6,352)	15,686	(40)
Cumulative translation adjustment reclassified to net income (loss)	212,321	—	—
Gain (loss) on investments	5	5	—
Comprehensive income (loss)	156,041	(170,003)	68,552
Comprehensive income attributable to noncontrolling interest	2,539	1,832	2,035
Comprehensive income (loss) attributable to Penguin Solutions	$153,502	$(171,835)	$66,517
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 27, 2021	50,138	$1,504	$396,120	$184,787	$(50,545)	$(221,615)	$310,251	$8,673	$318,924
Net income	—	—	—	66,557	—	—	66,557	2,035	68,592
Other comprehensive income (loss)	—	—	—	—	—	(40)	(40)	—	(40)
Shares issued under equity plans	2,797	84	12,056	—	—	—	12,140	—	12,140
Repurchase of shares	(55)	(2)	2	—	(57,231)	—	(57,231)	—	(57,231)
Share-based compensation expense	—	—	39,934	—	—	—	39,934	—	39,934
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(3,773)	(3,773)
As of August 26, 2022	52,880	1,586	448,112	251,344	(107,776)	(221,655)	371,611	6,935	378,546
Net income (loss)	—	—	—	(187,526)	—	—	(187,526)	1,832	(185,694)
Other comprehensive income (loss)	—	—	—	—	—	15,691	15,691	—	15,691
Shares issued under equity plans	4,662	140	42,904	—	—	—	43,044	—	43,044
Repurchase of shares	—	—	—	—	(24,671)	—	(24,671)	—	(24,671)
Purchase of 2029 Capped Calls	—	—	(15,090)	—	—	—	(15,090)	—	(15,090)
Settlement of 2026 Capped Calls	—	—	10,786	—	—	—	10,786	—	10,786
Share-based compensation expense	—	—	40,813	—	—	—	40,813	—	40,813
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(2,009)	(2,009)
Adoption of ASU 2020-06	—	—	(50,822)	18,639	—	—	(32,183)	—	(32,183)
As of August 25, 2023	57,542	1,726	476,703	82,457	(132,447)	(205,964)	222,475	6,758	229,233
Net income (loss)	—	—	—	(52,472)	—	—	(52,472)	2,539	(49,933)
Other comprehensive income (loss)	—	—	—	—	—	205,974	205,974	—	205,974
Shares issued under equity plans	2,684	81	9,728	—	—	—	9,809	—	9,809
Repurchase of shares	—	—	—	—	(21,309)	—	(21,309)	—	(21,309)
Purchase of 2030 Capped Calls	—	—	(16,300)	—	—	—	(16,300)	—	(16,300)
Share-based compensation expense	—	—	43,204	—	—	—	43,204	—	43,204
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,470)	(1,470)
As of August 30, 2024	60,226	$1,807	$513,335	$29,985	$(153,756)	$10	$391,381	$7,827	$399,208
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Year Ended	August 30, 2024	August 25, 2023	August 26, 2022
Cash flows from operating activities
Net income (loss)	$(49,933)	$(185,694)	$68,592
Net income (loss) from discontinued operations	(8,148)	(195,384)	44,185
Net income (loss) from continuing operations	(41,785)	9,690	24,407
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	65,716	71,632	46,665
Amortization of debt issuance costs	3,724	4,064	10,263
Share-based compensation expense	43,160	39,228	37,284
Impairment of goodwill	—	19,092	—
Change in fair value of contingent consideration	—	29,000	41,324
Loss on extinguishment or prepayment of debt	22,763	15,924	653
Deferred income taxes, net	(11,042)	(63,603)	(20)
Other	(2,689)	4,008	582
Changes in operating assets and liabilities:
Accounts receivable	(32,495)	162,515	(97,801)
Inventories	23,765	95,217	30,733
Other assets	9,098	6,767	(10,321)
Accounts payable and accrued expenses and other liabilities	54,306	(256,133)	(44,907)
Payment of acquisition-related contingent consideration	(29,000)	(73,724)	—
Net cash provided by operating activities from continuing operations	105,521	63,677	38,862
Net cash provided by (used for) operating activities from discontinued operations	(28,336)	40,710	66,069
Net cash provided by operating activities	77,185	104,387	104,931

Cash flows from investing activities
Capital expenditures and deposits on equipment	(19,424)	(39,421)	(20,359)
Proceeds from maturities of investment securities	39,395	—	—
Purchases of held-to-maturity investment securities	(19,503)	(25,015)	—
Purchases of non-marketable investments	(11,000)	(4,150)	—
Acquisition of business, net of cash acquired	—	(213,073)	—
Other	(1,272)	475	(875)
Net cash used for investing activities from continuing operations	(11,804)	(281,184)	(21,234)
Net cash provided by (used for) investing activities from discontinued operations	119,389	(17,385)	(17,736)
Net cash provided by (used for) investing activities	107,585	(298,569)	(38,970)

Cash flows from financing activities
Repayments of debt	(351,337)	(21,634)	(126,719)
Payments to acquire ordinary shares	(21,309)	(24,671)	(57,231)
Payment of acquisition-related contingent consideration	(21,000)	(28,100)	—
Net cash paid for settlement and purchase of capped calls	(16,300)	(4,304)	—
Distribution to noncontrolling interest	(1,470)	(2,009)	(3,773)
Proceeds from debt	192,694	295,287	270,775
Proceeds from issuance of ordinary shares	9,809	43,045	12,140
Payment of premium in connection with convertible note exchange	—	(14,141)	—
Repayments of borrowings under line of credit	—	—	(109,000)
Proceeds from borrowing under line of credit	—	—	84,000
Other	(582)	(6,252)	(9,547)
Net cash provided by (used for) financing activities from continuing operations	(209,495)	237,221	60,645
Net cash provided by (used for) financing activities from discontinued operations	(606)	(805)	13,234
Net cash provided by (used for) financing activities	(210,101)	236,416	73,879

Effect of changes in currency exchange rates	(1,256)	4,765	239
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,587)	46,999	140,079
Cash, cash equivalents and restricted cash at beginning of period	410,064	363,065	222,986
Cash, cash equivalents and restricted cash at end of period	$383,477	$410,064	$363,065

Cash, cash equivalents and restricted cash at end of period:
Continuing operations	$383,477	$365,563	$313,328
Discontinued operations	—	44,501	49,737
	$383,477	$410,064	$363,065
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except per share amounts)

Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Penguin Solutions, Inc. (“Penguin Solutions,” “we,” “us,” “our,” the “Company” or similar terms) and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Intercompany balances and transactions have been eliminated in consolidation.
Company Name Change: On October 15, 2024, we changed our name from SMART Global Holdings, Inc. to Penguin Solutions, Inc. The change reflects our focus on key areas such as artificial intelligence infrastructure deployment, advanced memory enterprise solutions and high-performance computing.
Presentation of SMART Brazil as Discontinued Operations: On June 13, 2023, we entered into an agreement to divest of an 81% interest in SMART Modular Technologies do Brasil – Indústria e Comércio de Componentes Ltda. (“SMART Brazil”). We concluded that, as of August 25, 2023, (i) the net assets of SMART Brazil met the criteria for classification as held for sale and (ii) the proposed sale represented a strategic shift that was expected to have a major effect on our operations and financial results. On November 29, 2023, we completed the divestiture. The balance sheets, results of operations and cash flows of SMART Brazil have been presented as discontinued operations for all periods presented. SMART Brazil was previously included within our Integrated Memory segment. See “Divestiture of SMART Brazil.”
Unless otherwise noted, amounts and discussion within these notes to the consolidated financial statements relate to our continuing operations.
Reclassifications: Certain reclassifications have been made to prior period amounts to conform to current period presentation.
Fiscal Year: Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2024, 2023 and 2022 contained 53, 52 and 52 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated.
Financial information for our subsidiaries in Brazil was included in our consolidated financial statements on a one-month lag because their fiscal years ended on July 31 of each year. In connection with the completion of the divestiture of an 81% interest in SMART Brazil, we ceased consolidating the operations of SMART Brazil in our financial statements as of the November 29, 2023 disposal date. As a result, financial information for the first quarter of 2024 included the four-month period for our SMART Brazil operations from August 1, 2023 to November 29, 2023.
Cash, Cash Equivalents and Short-term Investments
Cash equivalents include highly liquid investments, readily convertible to known amounts of cash, with original maturities of three months or less. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.
Cash paid for interest, net of amounts capitalized, was $47.7 million, $41.8 million and $12.8 million for 2024, 2023 and 2022, respectively. Income taxes paid, net of refunds, were $13.1 million, $35.5 million and $13.8 million for 2024, 2023 and 2022, respectively.

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
Functional Currency
The functional currency for all of our operations is the U.S. dollar. Monetary balances recorded in currencies other than the U.S. dollar are remeasured into U.S. dollars at prevailing exchange rates in effect as of the end of each reporting period. Gains or losses resulting from the remeasurement of monetary balances are recognized in other non-operating (income) expense.
Goodwill
We test goodwill for impairment in the fourth quarter of each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying value. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting the fair value of a reporting unit. In 2023, we recorded aggregate goodwill impairment charges of $19.1 million. Other than this impairment charge in 2023, there has been no impairment of goodwill for any of our current reporting units. See “Intangible Assets and Goodwill.”
Income Taxes
We recognize current and deferred income taxes based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carryforwards recognized for financial reporting and income tax purposes. Deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, utilizing tax rates that are expected to apply in the years in which temporary differences are expected to be recovered or settled. We recognize valuation allowances to reduce deferred tax assets to the amounts that we estimate, based on available evidence and management judgment, will more likely than not be realized. We record a valuation allowance in the period the determination is made that all or part of the net deferred tax assets will not be realized. We record interest and penalties related to unrecognized tax benefits in tax expense.

Intangible Assets
Intangible assets are stated at cost and amortized on a straight-line basis over their estimated useful lives of generally 5 to 19 years for technology, 6 to 8 years for customer relationships and 5 to 10 years for trademarks/trade names. Intangible assets are retired in the period they become fully amortized.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. In our Optimized LED segment, cost is determined on a first-in, first-out basis. For our other segments, inventory value is determined on a specific identification basis for material and an allocation of labor and manufacturing overhead. At each balance sheet date, we evaluate ending inventories for excess quantities and obsolescence, including analyses of sales levels by product family, historical demand and forecasted demand in relation to inventory on hand, competitiveness of product offerings, market conditions and product life cycles.
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
Property and Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of generally 2 to 8 years for equipment, 5 to 40 years for buildings and building improvements and 2 to 5 years for furniture, fixtures and software. Land leases are amortized using the straight-line method over their lease terms, which expire from 2057 to 2082.
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
Noncancellable, nonrefundable customized product sales are recognized over time on a cost incurred basis. In connection with these arrangements, customers obtain control and benefit from products as they are completed. The terms for these arrangements provide us with a legally enforceable right to receive payment, including a reasonable profit margin, upon customer cancellation for performance completed to date. Accordingly, we recognize revenue over time as we complete the manufacture of these products.
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
Service Revenue: Our service revenue is derived from professional services and supply chain services. Professional services include solution design, system installation, software automation and managed support services related to high-performance computing (“HPC”) and storage systems. Supply chain services includes procurement, logistics, inventory management, temporary warehousing, kitting and packaging. While we take title to inventory under such arrangements, control of such inventory does not transfer to us as we do not, at any point, have the ability to direct the use, and thereby obtain the benefits, of the inventory. Service revenue also includes extended warranty, on-site services and subscriptions to our HPC environment.
Agent Services: We provide certain services on an agent basis, whereby we procure product, materials and services on behalf of our customers and then resell such product, materials or services to our customers. Gross amounts invoiced to customers in connection with these agent services include amounts related to the services performed by us in addition to the cost of the product, materials and services procured. However, only the amount related to the agent component is recognized as revenue in our results of operations. We generally recognize revenue for these procurement, logistics and inventory management services upon the completion and/or acceptance of such services, which typically occurs at the time of shipment of product to the customer. Amounts we invoice to customers for the cost of product, materials and services performed, which remain unpaid as of the end of a reporting period, are included in accounts receivable. Additionally, the cost of product and materials procured for customers under these agent services, which remain on hand as of the end of a reporting period, are included in inventories. Amounts in accounts receivable and inventories impact the determination of cash flows from operating activities.
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
Contract Costs: As a practical expedient, we recognize the incremental costs of obtaining a contract, specifically commission expenses, that have an amortization period of less than 12 months as an expense when incurred. Additionally, we account for shipping and handling costs, if any, that occur after control transfers to the customer as a fulfillment activity. We record shipping and handling costs related to revenue transactions within cost of sales as a period cost.
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
Preferred Share Investment
On July 14, 2024, we entered into a Securities Purchase Agreement (the “SKT Purchase Agreement”) with SK Telecom Co., Ltd. (“SK”). Pursuant to the SKT Purchase Agreement, we agreed to sell to SK 200,000 convertible preferred shares, par value $0.03 per share, of Penguin Solutions (the “CPS”), at a price of $1,000 per share or an aggregate price of $200 million (the “Investment”). The CPS will have an initial liquidation preference of 1x and will only be redeemable at our option. The CPS will vote together with the ordinary shares, par value $0.03 per share, of Penguin Solutions, on an as-converted basis, and entitle the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at Penguin Solutions’ option, subject to certain conditions.
The holder of the CPS may convert such holder’s CPS into ordinary shares at any time, provided that the CPS may, at our option, automatically be converted into ordinary shares on any date following the second anniversary of the closing of the Investment upon which the volume-weighted average price of the ordinary shares for any 15 consecutive trading day period equals or exceeds 150% of the then-applicable conversion price. The CPS will be convertible into ordinary shares at a conversion price of $32.81 per preferred share, subject to adjustment upon the occurrence of certain events. Holders of the CPS are also entitled to certain protective provisions.
The SKT Purchase Agreement contains customary representations, warranties, covenants and conditions to the closing, including receipt of all approvals or the termination or expiration of all waiting periods required under applicable antitrust laws. The SKT Purchase Agreement may be terminated by either Penguin Solutions or SK if the closing has not occurred by April 14, 2025, subject to extension to July 14, 2025 in the event certain approvals have not been obtained. The Investment is expected to close by the end of calendar 2024 or early in calendar 2025.
On the date of closing of the Investment, we and an affiliate of SK will enter into an Investor Agreement and the Certificate of Designation relating to the CPS (the “Certificate of Designation”) will become effective. The Investor Agreement and the Certificate of Designation provide for certain rights and restrictions relating to the Investment.
Divestiture of SMART Brazil
Overview of Transaction
On November 29, 2023, we completed the divestiture of SMART Brazil pursuant to the terms of that certain Stock Purchase Agreement (the “Brazil Purchase Agreement”), by and among SMART Modular Technologies (LX) S.à

r.l., a société à responsabilité limitée governed by the laws of Grand Duchy of Luxembourg and a wholly owned subsidiary of Penguin Solutions (the “Brazil Seller”), Lexar Europe B.V., a company organized under the laws of The Netherlands (the “Brazil Purchaser”), Shenzhen Longsys Electronics Co., Ltd., a company limited by shares governed by the laws of the People’s Republic of China (“Longsys”), solely with respect to certain provisions therein, Shanghai Intelligent Memory Semiconductor Co., Ltd., a limited liability company governed by the laws of the People’s Republic of China and, solely with respect to certain provisions therein, Penguin Solutions.
Pursuant to the Brazil Purchase Agreement, Brazil Seller sold to Brazil Purchaser, and Brazil Purchaser purchased from Brazil Seller, 81% of Brazil Seller’s right, title and interest in and to the outstanding quotas of SMART Brazil, with Brazil Seller retaining a 19% interest in SMART Brazil (the “Retained Interest”) (the “Brazil Divestiture”).
At the closing of the Brazil Divestiture, Brazil Purchaser paid to Brazil Seller (based on a total enterprise value of $204.6 million for SMART Brazil) an upfront cash purchase price, subject to certain customary adjustments as set forth in the Brazil Purchase Agreement. In addition, pursuant to the Brazil Purchase Agreement, Brazil Seller has a right to receive, and Brazil Purchaser is obligated to pay, (i) a deferred payment due 18 months following the closing and (ii) subject to and at the time of exercise of the Put/Call Option (as defined below), an additional deferred cash adjustment equal to 19% of the amount of SMART Brazil’s net cash as of the closing (as calculated pursuant to the Brazil Purchase Agreement).
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
(1)Included $26.8 million of cash received at closing for an estimated amount of net cash and an estimated net working capital amount (in excess of a minimum target amount) as of the closing.
(2)Represented the post-closing adjustment for net cash and net working capital, which was received in the third quarter of 2024 upon completion of the review of the final net cash and final working capital amounts.
(3)Represented the fair value of the deferred payment, comprised of a notional amount of $28.4 million, discounted at 7.5% and due May 2025. The deferred payment was included in other current assets in the accompanying consolidated balance sheet as of August 30, 2024 and in other noncurrent assets as of August 25, 2023.
(4)Represented the fair value of the deferred cash adjustment, comprised of a notional amount of $4.8 million, discounted at 7.5%, equal to 19% of the amount of SMART Brazil’s net cash as of the closing (as calculated pursuant to the Brazil Purchase Agreement). The deferred cash adjustment, which is accounted for as a derivative financial instrument, is due at the time of exercise of the Put/Call Option and was included in other noncurrent assets in the accompanying consolidated balance sheet as of August 30, 2024.
Presentation of SMART Brazil Operations
As of August 25, 2023, we concluded that the net assets of SMART Brazil met the criteria for classification as held for sale. In addition, the divestiture of SMART Brazil was expected to have a major effect on our operations and financial results. As a result, we have presented the results of operations, cash flows and financial position of SMART Brazil as discontinued operations in the accompanying consolidated financial statements and notes for all periods presented.

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
Assets and liabilities of SMART Brazil as of the November 29, 2023 disposal date and as of August 25, 2023 were as follows:

As of	November 29, 2023	August 25, 2023
Cash and cash equivalents	$40,927	$44,501
Accounts receivable, net	16,482	17,055
Inventories	26,103	25,877
Other current assets	17,800	17,732
Total current assets	101,312	105,165
Property and equipment, net	66,870	58,321
Operating lease right-of-use assets	6,912	5,213
Goodwill	19,856	20,668
Other noncurrent assets	27,490	34,243
Total assets	222,440	223,610
Impairment of SMART Brazil assets	(153,036)	(153,036)
Total assets, net of impairment	69,404	70,574

Accounts payable and accrued expenses	20,576	25,867
Current debt	3,872	4,006
Other current liabilities	1,023	1,030
Total current liabilities	25,471	30,903
Long-term debt	11,938	13,689
Noncurrent operating lease liabilities	5,686	4,614
Noncurrent deferred tax liabilities	28,564	28,564
Other noncurrent liabilities	93	—
Total liabilities	71,752	77,770

Net assets (liabilities) of discontinued operations	$(2,348)	$(7,196)

Reported as:
Current assets of discontinued operations		$70,574
Current liabilities of discontinued operations		77,770
Net assets (liabilities) of discontinued operations		$(7,196)

The following table presents the results of operations for SMART Brazil:

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Net sales	$55,159	$185,377	$423,476
Cost of sales	50,560	184,016	361,301
Gross profit	4,599	1,361	62,175

Operating expenses:
Research and development	157	5,887	(116)
Selling, general and administrative	5,421	12,509	14,958
Other operating (income) expense	64	657	—
Total operating expenses	5,642	19,053	14,842
Operating income (loss)	(1,043)	(17,692)	47,333

Non-operating (income) expense:
Loss from divestiture of 81% interest in SMART Brazil	10,888	153,036	—
Interest (income) expense, net	(1,262)	(4,174)	(3,176)
Other non-operating (income) expense	138	996	4,487
Total non-operating (income) expense	9,764	149,858	1,311
Income (loss) before taxes	(10,807)	(167,550)	46,022
Income tax provision (benefit)	(2,659)	27,834	1,837
Net income (loss) from discontinued operations	$(8,148)	$(195,384)	$44,185
Loss from Divestiture of SMART Brazil
The following table presents the calculation of the loss from the divestiture of an 81% interest in SMART Brazil:

Proceeds, less costs to sell and other expenses:
Consideration	$194,092
Costs to sell and other expenses	(4,150)
189,942

Basis in 81% interest in SMART Brazil:
Net assets of SMART Brazil	145,194
Cumulative translation adjustment (1)	212,397
357,591

Gain on revalue of 19% Retained Interest in SMART Brazil (2)	3,725
Pre-tax loss on divestiture of 81% interest in SMART Brazil	163,924
Income tax provision	26,580
Loss on divestiture of 81% interest in SMART Brazil	$190,504
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
(2)In connection with the transaction, we revalued our 19% Retained Interest in SMART Brazil based on the implied value for 100% of SMART Brazil, adjusted for lack of control premium. As of August 30, 2024, the carrying value of our remaining 19% interest in SMART Brazil was $37.8 million and was included in other noncurrent assets in the accompanying consolidated balance sheet as a non-marketable equity investment as of August 30, 2024.

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
We adopted ASU 2020-06 in the first quarter of 2023 under the modified retrospective method. Upon adoption, the previously separated equity component and associated issuance costs for our 2.25% convertible senior notes due 2026 were reclassified from additional capital to long-term debt, thereby eliminating future amortization of the debt issuance costs as interest expense. Amortization of the debt issuance costs as interest expense was $8.1 million in 2022. The following table summarizes the effects of adopting ASU 2020-06:

	Ending Balance as of August 26, 2022	Adoption of ASU 2020-06	Beginning Balance as of August 27, 2022
Long-term debt	$575,682	$32,183	$607,865
Additional paid-in-capital	448,112	(50,822)	397,290
Retained earnings	251,344	18,639	269,983
On August 26, 2022, we made an irrevocable election, effective August 27, 2022, under the indenture to require the principal portion of our 2026 Notes to be settled in cash and any conversion consideration in excess of the principal portion in cash and/or ordinary shares at our option upon conversion. As a result, only the amounts expected to be settled in excess of the principal portion are considered in calculating diluted earnings per share under the if-converted method. See “Debt – Convertible Senior Notes – 2026 Notes.”
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU are intended to increase transparency through improvements to annual disclosures primarily related to income tax rate reconciliation and income taxes paid. The amendments in this ASU are effective for us in 2026 for annual reporting, with early adoption permitted. The ASU may be applied on a prospective basis, although retrospective application is permitted. We are evaluating the timing and effects of this ASU on our income tax disclosures.
In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Segment Reporting Disclosures, which will require an entity to provide more detailed information about its reportable segment expenses that are included within management’s measurement of profit and loss and will require certain annual disclosures to be provided on an interim basis. The amendments in this ASU are effective for us in 2025 for annual reporting and in 2026 for interim reporting and are required to be applied using the full retrospective method of transition. We are evaluating the effects of adoption of this ASU on our segment disclosures.

Business Acquisitions
Stratus Technologies
On August 29, 2022 (the “Stratus Acquisition Date”), we completed the acquisition of Storm Private Holdings I Ltd., a Cayman Islands exempted company (“Stratus Holding Company” and together with its subsidiaries, “Stratus Technologies”), pursuant to the terms of that certain Share Purchase Agreement (the “Stratus Purchase Agreement”), dated as of June 28, 2022, by and among Penguin Solutions, Stratus Holding Company and Storm Private Investments LP, a Cayman Islands exempted limited partnership (the “Stratus Seller”). Pursuant to the Stratus Purchase Agreement, among other matters, the Stratus Seller sold to Penguin Solutions, and Penguin Solutions purchased from the Stratus Seller, all of the Stratus Seller’s right, title and interest in and to the outstanding equity securities of Stratus Holding Company.
Stratus Technologies is a global leader in simplified, protected and autonomous computing platforms and services in the data center and at the edge. For more than 40 years, Stratus Technologies has provided high-availability, fault-tolerant computing to Fortune 500 companies and small-to-medium sized businesses enabling them to securely and remotely run critical applications with minimal downtime. Stratus Technologies operates as part of Penguin Solutions’ Advanced Computing segment. The acquisition of Stratus Technologies further enhances Penguin Solutions’ growth and diversification strategy and complements and expands Penguin Solutions’ Advanced Computing business in data center and edge environments.
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
The goodwill arising from the acquisition of Stratus Technologies was assigned to our Advanced Computing segment. None of the goodwill recognized is deductible for income tax purposes.
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
•In-process research and development (“IPR&D”) relates to next generation fault tolerant architecture. IPR&D is indefinite-lived and will be reviewed for impairment at least annually. IPR&D was valued based on discounted cash flow, which requires the use of significant unobservable inputs, including projected revenue, expenses, capital expenditures and other costs. Amortization of this technology over an estimated useful life of 10 years commenced in the second quarter of 2024 upon completion of research and development efforts.

LED Business
On March 1, 2021, we completed the acquisition of the Optimized LED business of Cree, Inc., a corporation now known as Wolfspeed, Inc. (“Cree”). The purchase price for the Optimized LED business consisted of cash payments of $72.4 million, the issuance of an unsecured promissory note issued in the amount of $125.0 million (the “LED Purchase Price Note”) and the potential for Cree to receive an earn-out payment of up to $125.0 million based on the revenue and gross profit performance of the Optimized LED business in the 12-month period ended in March 2022, with a minimum payout of $2.5 million, payable in the form of an unsecured promissory note to be issued by us (the “LED Earnout Note”).
The LED Earnout Note was accounted for as contingent consideration and was revalued each quarter with changes in valuation reflected in results of operations. In 2022, we recorded aggregate charges of $41.3 million to adjust the value of the LED Earnout Note to its fair value. The changes in fair value reflected new information about the probability and timing of meeting the conditions of the revenue and gross profit targets of the LED business. Based on the revenue and gross profit performance of the LED business in Cree’s first four full fiscal quarters following the closing, the final calculated value of the contingent consideration was $101.8 million and, in the fourth quarter of 2022, we issued the LED Earnout Note to Cree for this amount. In the first quarter of 2023, we repaid in full the amount outstanding under the LED Earnout Note.
Cash and Investments
As of August 30, 2024 and August 25, 2023, all of our debt securities, the fair values of which approximated their carrying values, were classified as held to maturity. As of August 30, 2024, restricted cash, which is included in other noncurrent assets, was $0.3 million. Cash, cash equivalents and short-term investments were as follows:

	August 30, 2024		August 25, 2023
As of	Cash and Cash Equivalents	Short-term Investments	Cash and Cash Equivalents	Short-term Investments
Cash	$354,037	$—	$321,937	$—
Level 1:
Money market funds	29,110	—	43,626	—
U.S. Treasury securities	—	6,337	—	25,251
	$383,147	$6,337	$365,563	$25,251
Non-marketable Equity Investments
As of August 30, 2024 and August 25, 2023, other noncurrent assets included $53.0 million and $4.2 million, respectively, of non-marketable equity investments, which are accounted for under the measurement alternative at cost less impairment, if any. In the event an observable price change occurs in an orderly transaction for an identical or a similar investment, the carrying value of investments would be remeasured to fair value as of the date the observable transaction occurred, with any resulting gains or losses recorded in results of operations.
Accounts Receivable
In the third quarter of 2023, we entered into a trade accounts receivable sale program with a third-party financial institution to sell certain of our trade accounts receivable on a non-recourse basis pursuant to a factoring arrangement. This program allows us to sell certain of our trade accounts receivables up to $60.0 million. As of August 30, 2024, there have been no trade accounts receivable sold under this program.

Inventories

As of	August 30, 2024	August 25, 2023
Raw materials	$75,514	$90,085
Work in process	18,742	24,485
Finished goods	56,957	60,407
	$151,213	$174,977
As of August 30, 2024 and August 25, 2023, 14% and 8%, respectively, of total inventories were owned and held under our logistics services program.
Property and Equipment

As of	August 30, 2024	August 25, 2023
Equipment	$89,848	$86,429
Buildings and building improvements	70,462	69,325
Furniture, fixtures and software	48,027	44,121
Land	16,126	16,126
	224,463	216,001
Accumulated depreciation	(117,915)	(97,267)
	$106,548	$118,734
Depreciation expense for property and equipment was $25.7 million, $26.5 million and $22.9 million in 2024, 2023 and 2022, respectively.
Intangible Assets and Goodwill

	August 30, 2024		August 25, 2023
As of	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Technology	$142,539	$(58,948)	$141,201	$(34,569)
Customer relationships	72,500	(45,556)	72,500	(33,990)
Trademarks/trade names	27,964	(17,045)	28,300	(13,257)
	$243,003	$(121,549)	$242,001	$(81,816)

Goodwill by segment:
Advanced Computing	$147,238		$147,238
Integrated Memory	14,720		14,720
	$161,958		$161,958
In 2024 and 2023, we capitalized $1.4 million and $127.5 million, respectively, for intangible assets, with weighted-average useful lives of 18.2 years and 6.1 years, respectively. Amortization expense for intangible assets was $40.0 million, $45.1 million and $23.8 million in 2024, 2023 and 2022, respectively. Amortization expense is expected to be $35.6 million for 2025, $30.2 million for 2026, $29.6 million for 2027, $9.9 million for 2028, $6.0 million for 2029 and $10.2 million for 2030 and thereafter.
In connection with our acquisition of Stratus Technologies, we capitalized $3.9 million of in-process research and development related to next generation fault tolerant architecture. Amortization of this technology commenced in the second quarter of 2024.
In the second quarter of 2023, we initiated a plan within our Advanced Computing segment pursuant to which we intend to wind down manufacturing and discontinue the sale of legacy products offered through our Penguin Edge business by approximately the end of 2025. As a result, we recorded aggregate charges of $19.1 million in 2023 to impair the carrying value of Penguin Edge goodwill. At each reporting date, we reassess the estimated remaining cash flows of the Penguin Edge business. We currently anticipate that the remaining goodwill of the Penguin Edge reporting unit of $16.1 million as of August 30, 2024 may become further impaired in future periods.
Accounts Payable and Accrued Expenses

As of	August 30, 2024	August 25, 2023
Accounts payable (1)	$182,037	$134,980
Salaries, wages and benefits	22,819	27,665
Income and other taxes	11,863	13,370
Other	2,371	6,020
	$219,090	$182,035
(1)Included accounts payable for property and equipment of $0.4 million and $5.2 million as of August 30, 2024 and August 25, 2023, respectively.
Debt

As of	August 30, 2024	August 25, 2023
Amended 2027 TLA	$297,297	$544,943
2030 Notes	192,778	—
2029 Notes	147,439	146,886
2026 Notes	19,833	98,609
	657,347	790,438
Less current debt	—	(35,618)
Long-term debt	$657,347	$754,820
Credit Facility
On February 7, 2022, Penguin Solutions and SMART Modular Technologies, Inc. (collectively, the “Borrowers”) entered into a credit agreement (the “Original Credit Agreement”) with a syndicate of banks and Citizens Bank, N.A., as administrative agent (the “Administrative Agent”) that provided for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the “2027 TLA”) and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (the “2027 Revolver”), in each case, maturing on February 7, 2027. The Original Credit Agreement provides that up to $35.0 million of the 2027 Revolver is available for issuances of letters of credit.
On August 29, 2022, the Borrowers entered into an amendment (the Original Credit Agreement, as amended by this amendment and subsequent amendments, the “Amended Credit Agreement”) with and among the lenders party thereto and the Administrative Agent, which (i) provided for incremental term loans under the Amended Credit Agreement in an aggregate amount of $300.0 million (the “Incremental Term Loans” and together with the 2027 TLA, the “Amended 2027 TLA”), which Incremental Term Loans are on the same terms as the term loans incurred under the Original Credit Agreement, (ii) increased the maximum First Lien Leverage Ratio (as defined in the Amended Credit Agreement) financial covenant from 3.00:1.00 to 3.25:1.00 and (iii) increased the aggregate amount of unrestricted cash and permitted investments netted from the definitions of Consolidated First Lien Debt and Consolidated Net Debt under the Amended Credit Agreement from $100.0 million to $125.0 million.
Substantially simultaneously with amending the Original Credit Agreement, the Borrowers applied a portion of the proceeds of the Incremental Term Loans to (i) finance a portion of the purchase price for the acquisition of Stratus Technologies and (ii) prepay in full the $101.8 million outstanding under the LED Earnout Note. In connection with our prepayment of the LED Earnout Note, we recognized a gain of $0.8 million in the first quarter of 2023, which is included in other non-operating (income) expense in the accompanying consolidated statements of operations.
Interest and fees: Loans under the Amended Credit Agreement bear interest at a rate per annum equal to either, at our option, a term SOFR or a base rate, in each case plus an applicable margin.

The applicable margin for our 2027 TLA and 2027 Revolver varies based on our Total Leverage Ratio (as defined in the Amended Credit Agreement) and ranges from 1.25% to 3.00% per annum with respect to term SOFR borrowings and from 0.25% to 2.00% per annum with respect to base rate borrowings. In addition, we are required to pay a quarterly unused commitment fee at an initial rate of 0.25%, which may increase up to a rate of 0.35% based on certain Total Leverage Ratio levels specified in the Amended Credit Agreement.
Security: The Amended Credit Agreement is jointly and severally guaranteed on a senior basis by certain subsidiaries of Penguin Solutions organized in the United States and Cayman Islands. In addition, the Amended Credit Agreement is secured by a pledge of the capital stock of, or equity interests in, certain subsidiaries of Penguin Solutions organized in the United States and the Cayman Islands and by substantially all of the assets of certain subsidiaries of Penguin Solutions organized in the United States and the Cayman Islands.
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
The Amended Credit Agreement also includes the following financial maintenance covenants tested on the final day of each fiscal quarter:
i.a First Lien Leverage Ratio (as defined in the Amended Credit Agreement) of a maximum of 3.25 to 1.00
ii.a Total Leverage Ratio of a maximum of 4.50 to 1.00; provided that in connection with any Material Acquisition (as defined in the Amended Credit Agreement), at the election of the Borrowers, the maximum Total Leverage Ratio for the next four testing periods after such Material Acquisition has been consummated will be automatically increased by 0.50 to 1.00 above the otherwise permitted Total Leverage Ratio for the applicable fiscal quarter (not to exceed a maximum of 5.00 to 1.00 in any event); provided further, that (x) no more than two such elections may be made during the term of the Amended Credit Agreement and (y) following the first such election, no subsequent election may be made unless the Total Leverage Ratio has been less than or equal to a maximum of 5.00 to 1.00 as of the last day of at least two consecutive Test Periods (as defined in the Amended Credit Agreement) following the expiration of the first increase; and
iii.an Interest Coverage Ratio (as defined in the Amended Credit Agreement) of at least 3.00 to 1.00.
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
Other: In 2024, we prepaid an aggregate of $230.0 million under the Amended 2027 TLA and, in connection therewith, wrote off $2.4 million of unamortized issuance costs. As of August 30, 2024, there was $300.0 million of principal amount outstanding under the Amended 2027 TLA, unamortized issuance costs were $2.7 million and the effective interest rate was 8.62%. As of August 30, 2024, there were no amounts outstanding under the 2027 Revolver and unamortized issuance costs were $2.2 million.
Convertible Senior Notes
Repurchase of Convertible Senior Notes
On August 6, 2024, we repurchased $80.0 million aggregate principal amount of our 2026 Notes for $100.6 million cash (including payment for accrued interest) in privately-negotiated transactions. The repurchase was accounted for as debt extinguishment. Accordingly, we recognized a loss in the fourth quarter of 2024, included in other non-operating expense, of $20.4 million, consisting of $19.7 million premium paid to extinguish the 2026 Notes and $0.7 million for the write-off of unamortized issuance costs.

Convertible Senior Notes Exchange
On January 18, 2023, we entered into separate, privately-negotiated exchange agreements with a limited number of holders of our 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) to exchange $150.0 million principal amount of the 2026 Notes for (i) $150.0 million in aggregate principal amount of new 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) and (ii) an aggregate of $15.6 million in cash, with such cash payment representing $14.1 million of premium paid for the 2026 Notes in excess of par value and $1.5 million of accrued and unpaid interest on the 2026 Notes (collectively, the “Exchange Transactions”). The 2029 Notes were issued pursuant to, and are governed by, an indenture (the “2029 Indenture”), dated as of January 23, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee.
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
We concluded that the exchanged 2026 Notes and the 2029 Notes had substantially different terms, and accordingly, we accounted for the Exchange Transactions as the extinguishment of the 2026 Notes and the issuance of the 2029 Notes. As a result, we recognized an extinguishment loss in the second quarter of 2023, included in other non-operating expense, of $16.7 million consisting of the premium paid to extinguish the 2026 Notes and $2.5 million for the write-off of unamortized issuance costs.
2030 Notes
On August 6, 2024 and August 14, 2024, we issued $175.0 million and $25.0 million aggregate principal amount, respectively, of our 2.00% Convertible Senior Notes due 2030 (collectively, the “2030 Notes”) pursuant to, and governed by, an indenture (the “2030 Indenture”), dated August 6, 2024, between us and U.S. Bank Trust Company, National Association, as trustee.
The 2030 Notes bear interest at a rate of 2.00% per annum on the principal amount thereof, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2025, to the noteholders of record of the 2030 Notes as of the close of business on the immediately preceding February 1 and August 1, respectively. The 2030 Notes will mature on August 15, 2030 (the “2030 Maturity Date”), unless earlier converted, redeemed or repurchased.
The initial conversion rate of the 2030 Notes is 35.7034 ordinary shares per $1,000 principal amount of the 2030 Notes, which represents an initial conversion price of approximately $28.01 per ordinary share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 2030 Indenture. Upon conversion, we are required to pay cash in an amount at least equal to the principal portion and have the option to settle any amount in excess of the principal portion in cash and/or ordinary shares.
Conversion Rights: Holders of the 2030 Notes may convert them under the following circumstances:
i.during any fiscal quarter commencing after the fiscal quarter ended on November 29, 2024 (and only during such fiscal quarter) if the last reported sale price per ordinary share exceeds 130% of the conversion price for at least 20 trading days, whether or not consecutive, in the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter;
ii.during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “2030 Notes Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the 2030 Notes Measurement Period was less than 98% of the product of the last reported sale price per ordinary share on such trading day and the conversion rate on such trading day;
iii.upon the occurrence of certain corporate events or distributions on our ordinary shares, as provided in the 2030 Indenture;
iv.if we call the 2030 Notes for redemption; and

v.on or after February 15, 2030 until the close of business on the second scheduled trading day immediately before the 2030 Maturity Date.
Cash Redemption at Our Option: We have the right to redeem the 2030 Notes, in whole or in part, at our option at any time, and from time to time, on or after August 20, 2027 and on or before the 31st scheduled trading day immediately before the 2030 Maturity Date, at a cash redemption price equal to the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the 2030 Notes are “freely tradable” (as defined in the 2030 Indenture) and all accrued and unpaid additional interest, if any, has been paid in full as of the date we send the related redemption notice, and if the last reported per share sale price of our ordinary shares exceeds 130% of the conversion price on (i) each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the redemption notice date for such redemption and (ii) the trading day immediately before the date we send such notice. In addition, we have the right to redeem all, but not less than all, of the 2030 Notes if certain changes in tax law occur. Calling any 2030 Note for redemption will constitute a make-whole fundamental change with respect to such note, in which case the conversion rate applicable to the conversion of such note will be increased in certain circumstances if it is converted after it is called for redemption.
2029 Notes
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
The initial conversion rate of the 2029 Notes is 47.1059 ordinary shares per $1,000 principal amount of the 2029 Notes, which represents an initial conversion price of approximately $21.23 per ordinary share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 2029 Indenture. Upon conversion, we are required to pay cash in an amount at least equal to the principal portion and have the option to settle any amount in excess of the principal portion in cash and/or ordinary shares.
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

2026 Notes
In February 2020, we issued $250.0 million in aggregate principal amount of 2026 Notes. The 2026 Notes are general unsecured obligations, bear interest at an annual rate of 2.25% per year, payable semi-annually on February 15 and August 15, and mature on February 15, 2026 (the “2026 Maturity Date”), unless earlier converted, redeemed or repurchased. The 2026 Notes are governed by an indenture (the “2026 Indenture”) between us and U.S. Bank Trust Company National Association, as trustee. After the effect of the share dividend paid in the second quarter of 2022, the conversion rate of the 2026 Notes is 49.2504 ordinary shares per $1,000 principal amount of notes, which represents a conversion price of approximately $20.30 per ordinary share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 2026 Indenture. On January 18, 2023, we exchanged $150.0 million principal amount of 2026 Notes for $150.0 million principal amount of new 2029 Notes. As a result, as of August 25, 2023, $100.0 million in aggregate principal amount of 2026 Notes were outstanding. On August 6, 2024, we repurchased $80.0 million aggregate principal amount of our 2026 Notes for $100.6 million cash (including payment for accrued interest) in privately-negotiated transactions. As of August 30, 2024, $20.0 million in aggregate principal amount of 2026 Notes were outstanding. See “Repurchase of Convertible Senior Notes” and “Convertible Senior Notes Exchange.”
First Supplemental Indenture to Indenture Governing the 2026 Notes: On August 26, 2022, Penguin Solutions entered into the First Supplemental Indenture (the “2026 First Supplemental Indenture”) to the 2026 Indenture governing the 2026 Notes. The 2026 First Supplemental Indenture became effective on August 27, 2022. Pursuant to the 2026 First Supplemental Indenture, Penguin Solutions irrevocably elected (i) to eliminate Penguin Solutions’ option to elect Physical Settlement (as defined in the 2026 Indenture) on any conversion of the 2026 Notes that occurs on or after the date of the 2026 First Supplemental Indenture and (ii) with respect to any Combination Settlement (as defined in the 2026 Indenture) for a conversion of the 2026 Notes, the Specified Dollar Amount (as defined in the 2026 Indenture) that will be settled in cash per $1,000 principal amount of the 2026 Notes shall be no lower than $1,000. As a result of our election, upon conversion, we are required to pay cash in an amount at least equal to the principal portion and have the option to settle any amount in excess of the principal portion in cash and/or ordinary shares.
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
iii.upon the occurrence of certain corporate events or distributions on our ordinary shares, as provided in the 2026 Indenture;
iv.if we call the 2026 Notes for redemption: and
v.on or after August 15, 2025 until the close of business on the second scheduled trading day immediately before the 2026 Maturity Date.
Cash Redemption at Our Option: We have the right to redeem the 2026 Notes, in whole or in part, at our option at any time, and from time to time, on or after February 21, 2023 and on or before the 40th scheduled trading day immediately before the 2026 Maturity Date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any. However, the repurchase right is only applicable if the last reported per share sale price of our ordinary shares exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the redemption notice date for such redemption. In addition, we have the right to redeem all, but not less than all, of the 2026 Notes if certain changes in tax law occur. Calling any 2026 Note for redemption will constitute a make-whole fundamental change with respect to such note, in which case the conversion rate applicable to the conversion of such note will be increased in certain circumstances if it is converted after it is called for redemption.

Ranking
Our convertible notes are senior, unsecured obligations of the Company and are equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the respective notes and effectively subordinated to our existing and future senior, secured indebtedness, to the extent of the value of the collateral securing that indebtedness. Our convertible notes are structurally subordinated to all other existing and future indebtedness and other liabilities, including trade payables and (to the extent the Company is not a holder thereof) preferred equity, if any, of our subsidiaries.
Make-Whole Fundamental Change
Upon the occurrence of a “make-whole fundamental change” (as defined in each of our convertible note indentures), we will in certain circumstances increase the conversion rate for a specified period of time. In addition, upon the occurrence of a “fundamental change” (as defined in each of our convertible note indentures), holders of the notes may require us to repurchase their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of fundamental change includes certain business combination transactions and certain de-listing events with respect to our ordinary shares.
Convertible Senior Note Interest
Unamortized debt issuance costs are amortized over the terms of our 2026 Notes, 2029 Notes and 2030 Notes using the effective interest method. As of August 30, 2024 and August 25, 2023, the effective interest rate for our 2026 Notes was 2.83%. As of August 30, 2024 and August 25, 2023, the effective interest rate for our 2029 Notes was 2.40%. As of August 30, 2024, the effective interest rate for our 2030 Notes was 2.65%. Aggregate interest expense for our convertible notes consisted of contractual stated interest and amortization of issuance costs and included the following:

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Contractual stated interest	$5,470	$5,397	$5,609
Amortization of debt issuance costs	1,167	1,160	9,031
	$6,637	$6,557	$14,640
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
LED Earnout Note
Part of our consideration for the acquisition of the Optimized LED business was the possibility of an earnout payment of up to $125.0 million based on the revenue and gross profit performance of the Optimized LED business in Cree’s first four full fiscal quarters following the closing, with a minimum payment of $2.5 million. In the third quarter of 2022, we issued an unsecured promissory note to Cree for this earnout in the amount of $101.8 million. The LED Earnout Note bore interest at LIBOR plus 3.0%, payable quarterly, and was scheduled to mature on March 27, 2025. In the first quarter of 2023, and substantially simultaneously with entering into the First Amendment, we repaid in full the $101.8 million outstanding under the LED Earnout Note. In connection with our prepayment of the LED Earnout Note, we recognized a gain of $0.8 million in the first quarter of 2023, which is included in other non-operating income in the accompanying consolidated statements of operations.
LED Purchase Price Note
In connection with the acquisition of the Optimized LED business, we issued an unsecured promissory note to Cree in the amount of $125.0 million. The LED Purchase Price Note bore interest at LIBOR plus 3.0%, payable quarterly, and was due on August 15, 2023. In the second quarter of 2022, we repaid in full the LED Purchase Price Note.

Maturities of Debt
As of August 30, 2024, maturities of debt were as follows:

2025	$—
2026	20,000
2027	300,015
2028	—
2029	150,000
2030 and thereafter	200,000
Less unamortized debt issuance costs	(12,668)
$657,347
Leases
We have operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Fixed lease cost	$12,894	$16,574	$12,116
Variable lease cost	1,834	1,386	1,508
Short-term lease cost	2,086	2,266	466
	$16,814	$20,226	$14,090
Cash flows used for operating activities included payments for operating leases of $9.0 million, $7.7 million and $9.0 million in 2024, 2023 and 2022, respectively. Acquisitions of right-of-use assets were $2.3 million, $10.8 million and $47.6 million in 2024, 2023 and 2022, respectively.
As of August 30, 2024 and August 25, 2023, the weighted-average remaining lease term for our operating leases was 10.1 years and 10.5 years, respectively, and the weighted-average discount rate was 6.1% and 6.0%, respectively. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms.
As of August 30, 2024, minimum payments of lease liabilities were as follows:

2025	$11,989
2026	10,418
2027	7,985
2028	7,920
2029	8,097
2030 and thereafter	46,321
92,730
Less imputed interest	(24,192)
Present value of total lease liabilities	$68,538
Commitments and Contingencies
Commitments
As of August 30, 2024, we had commitments of $16.2 million for purchase obligations, a substantial majority of which will be due within one year. Purchase obligations include payments for the acquisition of inventories, property and equipment and other goods or services of either a fixed or minimum quantity.

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
Equity
Penguin Solutions Shareholders’ Equity
Share Dividend
On January 3, 2022, our Board of Directors declared a share dividend of one ordinary share, $0.03 par value per share, for each outstanding ordinary share owned, to shareholders of record as of January 25, 2022. The dividend was paid on February 1, 2022.
Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million share repurchase authorization (the “Initial Authorization”), under which we may repurchase our outstanding ordinary shares from time to time through open market repurchases, privately-negotiated transactions or otherwise. On January 8, 2024, the Audit Committee of the Board of Directors approved an additional $75.0 million share repurchase authorization (the “Additional Authorization,” and together with the Initial Authorization, the “Current Authorization”). The Current Authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. In 2024, 2023 and 2022, we repurchased 0.9 million, 0.5 million and 2.6 million shares, respectively, for $13.9 million, $8.4 million and $50.0 million, respectively, under the Current Authorization. As of August 30, 2024, an aggregate of $77.7 million remained available for the repurchase of our ordinary shares under the Current Authorization. Certain of our agreements, including the Amended Credit Agreement and the Certificate of Designation, contain restrictions that limit our ability to repurchase our ordinary shares.
Other Share Repurchases
Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as ordinary share repurchases. In 2024, 2023 and 2022, we repurchased 377 thousand, 506 thousand and 240 thousand ordinary shares as payment of withholding taxes for $7.4 million, $10.9 million and $7.2 million, respectively.
In connection with the Exchange Transactions in the second quarter of 2023, we repurchased 326 thousand ordinary shares for $5.4 million. See “Debt – Convertible Senior Notes – Convertible Senior Notes Exchange.”

Capped Calls
In connection with our convertible notes, we have entered into privately-negotiated capped call transactions, which are intended to reduce the effect of potential dilution upon conversion of our convertible notes. The capped calls provide for our receipt of cash or shares, at our election, from counterparties if the trading price of our ordinary shares is above the strike price on the expiration date. The capped calls are subject to anti-dilution adjustments substantially similar to those applicable to the corresponding convertible notes. The cost of capped calls, which are considered capital transactions, were recognized as decreases to additional paid-in capital.
Capped calls are separate transactions, each between the Company and the counterparties to the various capped calls, and are not part of the terms of any of the convertible notes and do not affect any holder’s rights under the convertible notes or related indentures. Holders of any of the convertible notes do not have any rights with respect to any of the capped calls.
As of August 30, 2024, the dollar value of cash or ordinary shares that we would receive from our outstanding capped calls upon their expiration dates range from $0, if the trading price of our ordinary shares is at or below the strike prices for each of the capped calls at expiration, to $158.4 million, if the trading price of our ordinary shares is at or above the cap prices for each of the capped calls. Settlement of a capped call prior to its expiration date may be for an amount different than the value at expiration. The following table presents information related to outstanding capped calls as of August 30, 2024:

	Expiration Date	Strike Price	Cap Price	Shares	Maximum Value at Expiration
2026 Capped Calls	February 15, 2026	$20.3044	$27.0725	4,925	$33,333
2029 Capped Calls	February 1, 2029	$21.2288	$29.1375	7,066	55,882
2030 Capped Calls	August 15, 2030	$28.0085	$37.7038	7,141	69,231
				19,132	$158,446
As part of the Exchange Transactions, we settled a portion of the 2026 Capped Calls in a notional amount of $150.0 million, equal to the amount of the 2026 Notes exchanged. In connection therewith, we received cash of $10.8 million, which was recognized as an increase in additional paid-in capital in the second quarter of 2023.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component for 2024 were as follows:

	Cumulative Translation Adjustment	Gains (Losses) on Investments	Total
As of August 25, 2023	$(205,969)	$5	$(205,964)

Other comprehensive income (loss) before reclassifications	(6,352)	5	(6,347)
Reclassifications out of accumulated other comprehensive income	212,321	—	212,321
Other comprehensive income (loss)	205,969	5	205,974
As of August 30, 2024	$—	$10	$10
In connection with our divestiture of an 81% interest in SMART Brazil, we reclassified $212.4 million of cumulative translation adjustment related to SMART Brazil from other accumulated comprehensive income to results of operations in the first quarter of 2024. See “Divestiture of SMART Brazil.”
Noncontrolling Interest in Subsidiary
We have a 51% ownership interest in Cree Venture LED Company Limited (“Cree Joint Venture”), with the remaining 49% ownership interest held by San’an Optoelectronics Co., Ltd (“San’an”). The Cree Joint Venture has a five-member board of directors, three of which are designated by us and two of which are designated by San’an.

As a result of our majority voting interest, we consolidate the operations of the Cree Joint Venture and report its results of operations within our Optimized LED segment.
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
Fair Value Measurements

	August 30, 2024		August 25, 2023
As of	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative financial instruments	$3,929	$3,929	$—	$—

Liabilities:
Amended 2027 TLA	$300,015	$297,297	$551,648	$544,943
2030 Notes	199,160	192,778	—	—
2029 Notes	178,760	147,439	195,426	146,886
2026 Notes	23,918	19,833	131,864	98,609
Acquisition-related contingent consideration	—	—	50,000	50,000
The deferred cash adjustment resulting from the divestiture of an 81% interest in SMART Brazil is accounted for as a derivative financial instrument and is revalued at the end of each reporting period. The asset’s fair value, as measured on a recurring basis, was based on Level 2 measurements, including market-based observable inputs of interest rates and credit-risk spreads.
The fair value of the Amended 2027 TLA, as measured on a non-recurring basis, was estimated based on Level 2 measurements, including discounted cash flows and interest rates based on similar debt issued by parties with credit ratings similar to ours. The fair values of our convertible notes, as measured on a non-recurring basis, were determined based on Level 2 measurements, including the trading prices of the notes.
Acquisition-related contingent consideration in the table above related to our acquisition of Stratus Technologies. The fair value as of August 25, 2023 was based on the gross profit performance of Stratus Technologies during the first full 12 fiscal months following the closing of the acquisition.
Equity Plans
Our Amended and Restated 2017 Share Incentive Plan (the “2017 Plan”) provides for the issuance of equity awards to our employees, directors and consultants. Such awards include both incentive and non-qualified options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”) and performance-based awards, such as performance-based restricted share awards (“PRSAs”) and performance-based restricted share units (“PSUs”). As of August 30, 2024, 4.5 million of our ordinary shares were available for issuance under the 2017 Plan.
Our 2021 Share Inducement Plan (the “Inducement Plan” and together with the 2017 Plan, our “Penguin Solutions Plans”) provides for the issuance of equity awards to provide inducements for certain individuals to enter into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Marketplace Rules, and to motivate such persons to contribute to, and to enable them to share in, any long-term growth and financial success we may experience. Such awards include options, share appreciation rights, RSAs, RSUs and performance-based awards such as PRSAs and PSUs. As of August 30, 2024, 1.7 million of our ordinary shares were available for issuance under the Inducement Plan.

Our employee share purchase plan (“ESPP”) has been offered to substantially all employees since April 2018 and generally permits eligible employees to purchase our ordinary shares through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. As of August 30, 2024, 1.9 million of our ordinary shares were available for issuance under the ESPP.
Options and RSUs generally vest over a period of four years, and options generally have a ten-year term.
The disclosures related to our restricted awards, share options and employee share purchase plan include both our continuing and discontinued operations.
Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of August 25, 2023	4,905	$19.53	$117,327
Granted	2,085	$22.96
Vested	(1,895)	$19.10
Forfeited and cancelled	(896)	$20.98
Outstanding as of August 30, 2024	4,199	$21.12	$87,006
Restricted Award activity was as follows:

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Awards granted	2,085	2,579	1,642
Weighted-average grant date fair value per share	$22.96	$17.77	$25.73
Aggregate vesting date fair value of shares vested	$36,286	$31,686	$49,821
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
As of August 30, 2024, total unrecognized compensation costs for unvested Restricted Awards was $72.8 million, which was expected to be recognized over a weighted-average period of 2.3 years.
Share Options
As of August 30, 2024, there were 0.7 million share options outstanding, which are generally exercisable in increments of either one-fourth or one-third per year beginning one year from the date of grant. Share options generally expire seven to ten years from the date of grant. The total intrinsic value for options exercised was $2.6 million, $19.9 million and $6.3 million in 2024, 2023 and 2022, respectively.

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of August 25, 2023	974	$12.55	5.27	$11,077
Granted	—	$—
Exercised	(246)	$12.10
Forfeited and cancelled	(4)	$9.04
Outstanding as of August 30, 2024	724	$12.72	4.33	$5,911

Exercisable as of August 30, 2024	714	$12.71	4.30	$5,836
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
As of August 30, 2024, total aggregate unrecognized compensation costs for unvested options was $0.1 million, which was expected to be recognized over a weighted-average period of 0.1 years.
Employee Share Purchase Plan
The purchase price of shares under our ESPP is equal to 85% of the lower of the fair market value of our ordinary shares on either the first or last day of each offering period, which is generally six months. Compensation expense is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes option valuation model and is recognized over the offering period. Under the ESPP, employees purchased 584 thousand ordinary shares for $6.8 million in 2024, 602 thousand shares for $6.6 million in 2023 and 307 thousand shares for $6.5 million in 2022.
Share-Based Compensation Expense
Share-based compensation expense for our continuing operations was as follows:

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Share-based compensation expense by caption:
Cost of sales	$7,113	$6,334	$6,296
Research and development	7,120	6,016	5,868
Selling, general and administrative	28,927	26,878	25,120
	$43,160	$39,228	$37,284
Income tax benefits for share-based awards were $6.6 million, $6.7 million and de minimis in 2024, 2023 and 2022, respectively.
Employee Savings and Retirement Plan
We have a 401(k) retirement plan under which U.S. employees may make contributions, subject to Internal Revenue Service annual contribution limits, to various savings alternatives, none of which include direct investment in the Company’s ordinary shares. We may make matching contributions, which vest immediately, at our discretion. Contribution expense for our 401(k) plan was $3.9 million, $4.6 million and $4.4 million in 2024, 2023 and 2022, respectively.

Revenue and Customer Contract Balances
We disaggregate revenue by segment and geography and by product and service revenue. See “Segment and Other Information.”
Net Sales and Gross Billings
We provide certain services on an agent basis, whereby we procure product, materials and services on behalf of our customers and then resell such product, materials or services to our customers. As a result, we recognize only the amount related to the agent component as revenue in our results of operations. The cost of products, materials and services invoiced to our customers under these arrangements, but not recognized as revenue or cost of sales in our results of operations, were as follows:

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Cost of materials and services invoiced in connection with logistics services	$518,685	$765,796	$1,601,289
Customer Contract Balances

As of	August 30, 2024	August 25, 2023
Contract assets (1)	$1,801	$—

Contract liabilities: (2)
Deferred revenue	$76,178	$69,326
Customer advances	6,036	5,565
	$82,214	$74,891
(1)Contract assets are included in other current and noncurrent assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customers are expected to take control of the asset or receive the benefit of the service.
Contract assets represent amounts recognized as revenue for which we do not have the unconditional right to consideration.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of August 30, 2024, we expect to recognize revenue of $64.0 million of the balance of $76.2 million in the next 12 months and the remaining amount thereafter. In 2024, we recognized revenue of $51.7 million from satisfying performance obligations related to amounts included in deferred revenue as of August 25, 2023. In addition, as of August 30, 2024, other current liabilities included $15.9 million that is not included in the above remaining performance obligations. While this liability relates to amounts received from customers in connection with arrangements that are cancellable at the customer’s discretion, we have not had to refund any such amounts to our customers in the periods presented.
Customer advances represent amounts received from customers for advance payments to secure product. In 2024, we recognized revenue of $1.5 million from satisfying performance obligations related to amounts included in customer advances as of August 25, 2023.
As of August 30, 2024 and August 25, 2023, other current liabilities included $12.2 million and $12.5 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In 2024 and 2023, we initiated plans that included workforce reductions and the elimination of certain projects across our businesses. In connection therewith, we recorded restructure charges of $7.1 million and $7.0 million in 2024 and 2023, respectively, primarily for employee severance costs and other benefits. We anticipate that these activities will continue into future quarters and anticipate recording additional restructure charges. As of August 30, 2024, $0.8 million remained unpaid, which is expected to be paid in 2025.
Other Non-operating (Income) Expense

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Loss on extinguishment or prepayment of debt	$22,763	$15,924	$653
Loss (gain) on disposition of assets	179	(2,986)	213
Other	(1,858)	(1,101)	(516)
	$21,084	$11,837	$350
Income Taxes
Income (loss) before provision for income taxes consisted of the following:

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Income (loss) before income taxes:
U.S.	$38,246	$20,118	$12,405
Non-U.S.	(69,413)	(59,631)	30,076
	$(31,167)	$(39,513)	$42,481
Income tax provision (benefit) consisted of the following:

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Income tax provision (benefit):
Current:
Federal	$10,930	$3,253	$1,100
State	1,821	2,417	1,772
Foreign	9,253	8,418	15,213
	22,004	14,088	18,085
Deferred:
Federal	(6,815)	(51,540)	259
State	540	(6,998)	43
Foreign	(5,111)	(4,753)	(313)
	(11,386)	(63,291)	(11)
Income tax provision (benefit)	$10,618	$(49,203)	$18,074

In applying the statutory tax rate in the effective income tax rate reconciliation below, we used the U.S. statutory tax rate rather than the Cayman Islands zero percent tax rate. The table below reconciles our tax provision (benefit) based on the U.S. federal statutory rate to our effective tax rate:

Year ended	August 30, 2024		August 25, 2023		August 26, 2022
Statutory tax rate	$(6,545)	21.0%	$(8,298)	21.0%	$8,921	21.0%
Foreign income taxes at different rates	15,870	(50.9)%	16,992	(43.0)%	3,887	9.1%
State income tax, net of federal benefit	2,278	(7.3)%	2,793	(7.1)%	1,693	4.0%
Goodwill impairment	—	—%	2,876	(7.3)%	—	—%
Tax on uncertain tax positions	(3,825)	12.3%	5,679	(14.4)%	95	0.2%
Share-based compensation	(100)	0.3%	(538)	1.4%	(2,681)	(6.3)%
Change in valuation allowance	1,111	(3.6)%	(69,789)	176.6%	3,113	7.3%
Non-deductible expenses (non-taxable income)	1,053	(3.4)%	2,151	(5.4)%	3,422	8.1%
Foreign withholding tax	4,548	(14.6)%	3,371	(8.5)%	2,368	5.6%
Tax credits	(3,337)	10.7%	(4,339)	11.0%	(2,908)	(6.8)%
Other	(435)	1.4%	(101)	0.2%	164	0.3%
Effective tax rate	$10,618	(34.1)%	$(49,203)	124.5%	$18,074	42.5%
For 2024, the primary difference between the U.S. federal statutory tax rate and the effective tax rate was due to losses in jurisdictions where no tax benefit can be recognized, non-deductible expenses and foreign withholding taxes, partially offset by benefits from decreases in reserves for uncertain tax provisions and U.S. federal and state tax credits.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes as well as carryforwards. Deferred tax assets and liabilities consisted of the following:

As of	August 30, 2024	August 25, 2023
Deferred tax assets:
Accruals and allowances	$13,868	$15,063
Deferred revenue	1,838	1,913
Share-based compensation	3,027	3,159
Research and other tax credit carryforwards	4,762	5,759
Capitalized research and development	22,059	12,588
Operating lease liabilities	15,199	17,671
Tax amortizable goodwill	14,097	16,040
Interest carryforward	21,873	22,355
Intangible assets	5,039	—
Loss carryforwards	11,908	10,474
Gross deferred tax assets	113,670	105,022
Valuation allowance	(3,774)	(2,663)
Net deferred tax assets	109,896	102,359

Deferred tax liabilities:
Operating right-of-use assets	13,306	15,650
Property and equipment	10,717	11,846
Brazil capital gains tax	4,138	—
Intangible assets	—	417
Other liabilities	1,143	1,152
Gross deferred tax liabilities	29,304	29,065
Net deferred tax assets	$80,592	$73,294

Reported as:
Deferred tax assets	$85,078	$74,085
Deferred tax liabilities (included in other noncurrent liabilities)	(4,486)	(791)
Net deferred tax assets	$80,592	$73,294
We assess positive and negative evidence for each jurisdiction to determine whether it is more likely than not existing deferred tax assets will be realized. In 2024, we recorded $1.2 million of valuation allowance on certain U.S. federal tax credits due to uncertainty regarding the realizability of these deferred tax assets. We have a valuation allowance against certain acquired state tax attributes due to expected annual limitations on utilization. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets.
As of August 30, 2024, we had U.S. federal and state net operating loss carryforwards of $27.9 million and $41.0 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2025. State net operating loss carryforwards of $40.8 million will begin to expire in 2029, while the remaining state net operating loss carryforwards do not expire. In addition, we had U.S. federal and state research and development credit carryforwards of $8.5 million and $6.1 million, respectively, and $1.2 million of foreign tax credit carryforwards. If not utilized, the federal research and foreign tax credits will begin to expire in 2031 and 2032, respectively. If not utilized, $2.1 million of state credits will begin to expire in 2029, while $4.0 million of state credits do not expire. In addition, we had Section 163(j) interest expense carryforwards of $100.0 million from the acquisition of Stratus Technologies which do not expire. Net operating loss carryforwards in Hong Kong of $33.9 million do not expire.
Federal and state tax attributes can be subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and state tax laws. Further, under Section 382 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” (including groups of shareholders) that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our net operating loss, tax credit and section 163(j) interest expense carryforwards are subject to limitations per Sections 382 and 383 of the Code. We have experienced ownership changes in the past, and we may experience ownership changes in the future, as a result of future transactions in our ordinary shares, some changes of which may be outside of our control. As a result, our ability to use our pre-change net operating loss, tax credit and section 163(j) interest expense carryforwards to offset post-change U.S. federal and state taxable income may be subject to additional limitations.
Legislation enacted in 2017, titled the Tax Cuts and Jobs Act (“Tax Act”), as modified in 2020 by the Coronavirus Aid, Relief, and the Economic Security Act (“CARES Act”), changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income beginning after December 31, 2020. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited, with the exception of carrybacks reinstated by the CARES Act. Net operating loss carryforwards generated before January 1, 2018 are not subject to the Tax Act’s taxable income limitation and will continue to have a 20-year carryforward period. Nevertheless, our net operating loss carryforwards and other tax assets could expire before utilization and could be subject to limitations.
Activity related to our deferred tax valuation allowance was as follows:

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Balance at beginning of period	$2,663	$52,267	$49,154
Charged (credited) to operations	1,111	(69,789)	3,113
Charged to other accounts (1)	—	(4,073)	—
Business acquisitions	—	24,258	—
Balance at end of period	$3,774	$2,663	$52,267
(1)In the period ended August 25, 2023, SMART Embedded Computing B.V. entered liquidation, resulting in the existing Netherlands NOL carryforwards being considered to have a remote likelihood of being utilized. Accordingly, a deferred tax asset of $4.1 million was written off and the related valuation allowance released.
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
We have operations in Malaysia, where we have tax incentive arrangements for our pioneer status activities and our global supply chain operations. The statutory rate for Malaysia is 24%. These arrangements are scheduled to expire in August 2028 and are subject to certain conditions, with which we have partially complied with in 2024 and fully complied with in 2023 and 2022. The effect of the tax incentive arrangements noted above reduced our income tax provision by $1.2 million ($0.02 per diluted share) in 2024, $10.4 million ($0.20 per diluted share) in 2023 and $10.0 million ($0.18 per diluted share) in 2022.
Below is a reconciliation of our unrecognized tax benefits:

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Beginning unrecognized tax benefits	$25,603	$18,920	$17,454
Acquired balances	—	871	—
Increases related to prior year tax provisions	129	6,271	—
Increases related to current year tax provisions	1,099	4,248	1,678
Decreases related to prior year tax provisions	(5,348)	(3,468)	(212)
Lapse of statute of limitation	(55)	(1,239)	—
Ending unrecognized tax benefits	$21,428	$25,603	$18,920

As of August 30, 2024 and August 25, 2023, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, was $18.7 million and $23.0 million, respectively. Amounts accrued for interest and penalties related to uncertain tax positions were not material for any period presented. The resolution of tax audits or expiration of statute of limitations could also reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months would not be material.
We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states and various foreign jurisdictions throughout the world. We regularly engage in discussions and negotiations with tax authorities regarding tax matters, including transfer pricing, and we continue to defend any and all such claims presented. Our U.S. federal and state tax returns remain open to examination for 2006 through 2023. In addition, tax returns that remain open to examination in non-U.S. subsidiaries, including Malaysia, Luxembourg, Ireland, United Kingdom, Hong Kong and China, vary by country. We believe that adequate amounts of taxes and related interest and penalties have been provided and any adjustments as a result of examinations are not expected to materially adversely affect our business, results of operations or financial condition.
Earnings Per Share

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Net income (loss) from continuing operations	$(44,324)	$7,858	$22,372
Net income (loss) from discontinued operations	(8,148)	(195,384)	44,185
Net income (loss) attributable to Penguin Solutions – Basic and Diluted	$(52,472)	$(187,526)	$66,557

Weighted-average shares outstanding – Basic	52,428	49,566	49,467
Dilutive effect of equity plans and convertible notes	—	1,756	4,976
Weighted-average shares outstanding – Diluted	52,428	51,322	54,443

Basic earnings (loss) per share:
Continuing operations	$(0.85)	$0.16	$0.45
Discontinued operations	(0.15)	(3.94)	0.90
	$(1.00)	$(3.78)	$1.35

Diluted earnings (loss) per share:
Continuing operations	$(0.85)	$0.15	$0.41
Discontinued operations	(0.15)	(3.80)	0.81
	$(1.00)	$(3.65)	$1.22

Unweighted antidilutive employee share-based awards excluded from the computation of diluted earnings per share	5,184	2,238	329
Upon any conversion of our convertible notes, we will be required to pay cash in an amount at least equal to the principal portion and have the option to settle any amount in excess of the principal portion in cash and/or ordinary shares. As a result, only the amounts expected to be settled in excess of the principal portion are considered in calculating diluted earnings per share under the if-converted method.
Segment and Other Information
Segment information presented below is consistent with how our chief operating decision maker evaluates operating results to make decisions about allocating resources and assessing performance. We have the following three business units, which are our reportable segments:
•Advanced Computing: Our Advanced Computing group, under our Penguin Computing and Stratus brands, offers specialized platform solutions and services for high-performance computing, artificial intelligence, machine learning, advanced modeling and the internet of things that span the continuum of edge, core and cloud. Our solutions are designed specifically for customers across multiple markets, including hyperscale, financial services, energy, government, education, healthcare and others.

•Integrated Memory: Our Integrated Memory group, under our SMART Modular Technologies brand, provides high-performance and reliable integrated memory solutions through the design, development and advanced packaging of leading-edge to extended lifecycle products. These specialty products are tailored to meet customer-specific requirements across networking and communications, enterprise storage and computing, including server applications and other vertical markets. These products are marketed to original equipment manufacturers and to commercial and government customers. The Integrated Memory group also offers SMART Supply Chain Services, which provides customized, integrated supply chain services to enable our customers to better manage supply chain planning and execution, reduce costs and increase productivity.
•Optimized LED: Our Optimized LED group, under our Cree LED brand, offers a broad portfolio of application-optimized LEDs focused on improving lumen density, intensity, efficacy, optical control and/or reliability. Backed by expert design assistance and superior sales support, our LED products enable our customers to develop and market LED-based products for general lighting, video displays and specialty lighting applications.
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

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Net sales:
Advanced Computing	$554,552	$749,708	$440,986
Integrated Memory	356,426	443,264	551,705
Optimized LED	259,818	248,278	403,185
Total net sales	$1,170,796	$1,441,250	$1,395,876

Segment operating income:
Advanced Computing	$95,291	$110,975	$49,450
Integrated Memory	22,413	73,639	78,869
Optimized LED	2,553	(4,820)	49,142
Total segment operating income	120,257	179,794	177,461

Unallocated:
Share-based compensation expense	(43,160)	(39,228)	(37,284)
Amortization of acquisition-related intangibles	(39,272)	(44,601)	(23,729)
Flow through of inventory step up	—	(2,599)	—
Cost of sales-related restructure	(2,136)	(6,813)	—
Diligence, acquisition and integration expense	(8,772)	(20,869)	(7,090)
Impairment of goodwill	—	(19,092)	—
Change in fair value of contingent consideration	—	(29,000)	(41,324)
Restructure charge	(7,064)	(7,047)	(234)
Other	(1,558)	(1,800)	(624)
Total unallocated	(101,962)	(171,049)	(110,285)
Consolidated operating income (loss)	$18,295	$8,745	$67,176

Depreciation included in segment operating income was as follows:

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
Advanced Computing	$9,495	$9,196	$4,664
Integrated Memory	3,873	3,891	5,468
Optimized LED	12,352	13,411	12,736
	$25,720	$26,498	$22,868
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
A significant portion of our net sales is concentrated with a select number of customers. Sales to our ten largest customers were 58%, 60% and 62% of total net sales in each of 2024, 2023 and 2022, respectively. As of August 30, 2024, one Advanced Computing customer and one Integrated Memory customer each accounted for more than 10% of accounts receivable.
Net sales to a number of customers each exceeded 10% of our total net sales in the past three years. Net sales to an Advanced Computing customer were 18%, 23% and 20% of total net sales in 2024, 2023 and 2022, respectively. Additionally, net sales to another Advanced Computing customer were 11% of total net sales in 2022. Net sales to an Integrated Memory customer were 11% of total net sales in 2022. No other customers accounted for more than 10% of our total net sales in 2024, 2023 and 2022.
We rely on a limited number of suppliers for a significant portion of our raw materials. Purchases from our two largest suppliers were $0.4 billion, $0.5 billion and $0.9 billion in each of 2024, 2023 and 2022, respectively. As of August 30, 2024 and August 25, 2023, accounts payable and accrued expenses included $63.4 million and $24.0 million, respectively, for amounts owed to our two largest suppliers in each of 2024 and 2023.
Geographic Information
Net sales by geographic area, based on customer ship-to location, were as follows:

Year ended	August 30, 2024	August 25, 2023	August 26, 2022
United States	$672,751	$877,416	$705,404
China	190,654	192,104	309,175
Europe	114,298	114,118	116,278
Other	193,093	257,612	265,019
	$1,170,796	$1,441,250	$1,395,876
Long-lived assets, including property and equipment and right-of-use assets, by geographic area were as follows:

As of	August 30, 2024	August 25, 2023
United States	$116,901	$127,535
China	37,229	42,331
Malaysia	8,660	10,324
Other	4,107	6,988
	$166,897	$187,178

Quarterly Financial Data (Unaudited)
The table below sets forth selected quarterly financial data from our continuing operations:

	Q4 FY24	Q3 FY24	Q2 FY24	Q1 FY24	Q4 FY23	Q3 FY23	Q2 FY23	Q1 FY23
Net sales	$311,148	$300,580	$284,821	$274,247	$316,658	$344,418	$388,377	$391,797
Gross profit	87,086	88,906	81,934	82,850	91,585	100,480	111,008	112,098
Operating income (loss)	8,791	11,511	(3,312)	1,305	(1,639)	(2,386)	(2,077)	14,847
Net income (loss) attributable to Penguin Solutions	(24,547)	5,616	(13,620)	(11,773)	64,841	(19,648)	(33,396)	(3,939)

Earnings (loss) per share:
Basic	$(0.46)	$0.11	$(0.26)	$(0.23)	$1.28	$(0.40)	$(0.68)	$(0.08)
Diluted	$(0.46)	$0.10	$(0.26)	$(0.23)	$1.17	$(0.40)	$(0.68)	$(0.08)
Shares used in per share calculations:
Basic	53,071	52,570	52,031	52,068	50,807	49,380	49,116	48,962
Diluted	53,071	54,283	52,031	52,068	55,523	49,380	49,116	48,962

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Penguin Solutions, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Penguin Solutions, Inc. (formerly SMART Global Holdings, Inc.) and subsidiaries (the “Company”) as of August 30, 2024 and August 25, 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended August 30, 2024, and the related notes, (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 30, 2024 and August 25, 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 24, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company had $1.17 billion of revenue for the year ended August 30, 2024 of which $555 million related to the Advanced Computing segment.
A portion of the Company’s revenue is derived from the sale of customized products. The Company recognizes revenue when control of the underlying assets passes to the customer, which is when the customer is able to direct the use of and obtain substantially all of the remaining benefit from the assets, the customer has the significant risks and rewards associated with ownership of the assets, and the Company has a present right to payment. Under the terms of these arrangements, the Company cannot repurpose products without the customer’s consent and accordingly, the Company recognizes revenue at the point in time when products are completed and made available to the customer.
A portion of the Company’s service revenue is from professional services, including installation and other services as well as hardware and software related support. Each contract may contain multiple performance obligations, which requires the transaction price to be allocated to each performance obligation. The Company allocates the consideration to each performance obligation based on the relative selling price, determined as the best estimate of the price at which the Company would transact if it sold the deliverable regularly on a stand-alone basis.
We identified both the evaluation of performance obligations and the determination of the timing of recognition as performance obligations are satisfied in certain contracts within the Advanced Computing segment to be a critical audit matter. This required a high degree of auditor judgment and an increased extent of audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s identification of performance obligations and the recognition of revenue as performance obligations are satisfied for the Advanced Computing segment included the following, among others:
–We tested the effectiveness of internal controls related to revenue for the Advanced Computing segment including those related to the identification of the performance obligations and the recognition of revenue as performance obligations were satisfied.
–We evaluated management’s significant accounting policies related to revenue recognition for compliance with generally accepted accounting principles.
–We selected a sample of contract documents for customers in the Advanced Computing segment and performed the following procedures:
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
October 24, 2024
We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of August 30, 2024 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 30, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of August 30, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year 2024, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Penguin Solutions, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Penguin Solutions, Inc. (formerly SMART Global Holdings, Inc.) and subsidiaries (the “Company”) as of August 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 30, 2024, of the Company and our report dated October 24, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 24, 2024

Item 9B. Other Information
On August 15, 2024, Mark Adams, our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement (the “Adams 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Adams 10b5-1 Plan provides for the sale of up to 100,000 ordinary shares, subject to pre-established limit prices and daily volume limitations, commencing on February 1, 2025 and continuing until all shares are sold or until August 1, 2025, whichever occurs first.
On August 15, 2024, Joseph Clark, our President of Optimized LED, adopted a Rule 10b5-1 trading arrangement (the “Clark 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Clark 10b5-1 Plan provides for the sale of up to (i) 15,000 ordinary shares, plus (ii) 50% of the net ordinary shares which may be acquired by Mr. Clark upon the future vesting of 24,248 restricted share units (net of ordinary shares surrendered to Penguin Solutions to satisfy tax withholding obligations in connection with vesting), each subject to pre-established limit prices, commencing on November 14, 2024 and continuing until all shares are sold or until July 15, 2025, whichever occurs first.
During the fiscal quarter ended August 30, 2024, no other officers or directors of Penguin Solutions adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to our 2024 Proxy Statement for our next Annual General Meeting of Shareholders to be filed with the SEC no later than 120 days after August 30, 2024.
We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, which is available on our website (www.penguinsolutions.com) under “Governance.” The Code of Business Conduct and Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, as amended, and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website (1) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to a director or one of these specified officers, the name of such person who is granted the waiver and the date of the waiver.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference to our 2024 Proxy Statement for our next Annual General Meeting of Shareholders to be filed with the SEC no later than 120 days after August 30, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated herein by reference to our 2024 Proxy Statement for our next Annual General Meeting of Shareholders to be filed with the SEC no later than 120 days after August 30, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to our 2024 Proxy Statement for our next Annual General Meeting of Shareholders to be filed with the SEC no later than 120 days after August 30, 2024.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to our 2024 Proxy Statement for our next Annual General Meeting of Shareholders to be filed with the SEC no later than 120 days after August 30, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Financial Statements. See “PART II – Item 8. Financial Statements and Supplementary Data.”
2.Financial Statement Schedules. Certain financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
3.Exhibits. See “Index to Exhibits” below.
INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of June 8, 2018, by and among SMART Global Holdings, Inc., Glacier Acquisition Sub, Inc., Penguin Computing, Inc. and Fortis Advisors LLC		8-K	001-38102	2.01	06/11/2018
2.2	Stock Purchase Agreement, dated as of July 8, 2019, by and among Artesyn Embedded Computing, Inc., Pontus Intermediate Holdings II, LLC, Pontus Holdings, LLC and SMART Global Holdings, Inc.		8-K	001-38102	2.1	07/12/2019
2.3*	Asset Purchase Agreement, dated as of October 18, 2020, by and among Chili Acquisition, Inc., SMART Global Holdings, Inc. and Cree, Inc.		8-K	001-38102	2.1	03/03/2021
2.4*	Amendment to Asset Purchase Agreement dated March 1, 2021, between Cree, Inc., SMART Global Holdings, Inc. and CreeLED, Inc.		8-K	001-38102	2.2	03/03/2021
2.5*	Share Purchase Agreement, dated as of June 28, 2022, by and among SMART Global Holdings, Inc., a Cayman Islands exempted company, Storm Private Holdings I Ltd., a Cayman Islands exempted company, and Storm Private Investments LP, a Cayman Islands exempted limited partnership		8-K	001-38102	2.1	08/29/2022
2.6*
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
2.7*
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
			10-Q	001-38102	2.1	01/09/2024
3.1	Third Amended and Restated Memorandum and Articles of Association of Penguin Solutions, Inc.		8-K	001-38102	3.1	10/15/2024
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934		10-K	001-38102	4.1	10/25/2021

4.2	Indenture, dated February 11, 2020, between SMART Global Holdings, Inc. and U.S. Bank National Association, as Trustee		8-K	001-38102	4.1	02/11/2020
4.3	Form of 2.25% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.2)		8-K	001-38102	4.1	02/11/2020
4.4	First Supplemental Indenture with respect to 2.25% Convertible Senior Notes due 2026, dated August 26, 2022, between SMART Global Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K	001-38102	4.1	08/29/2022
4.5	Indenture, dated as of January 23, 2023, between SMART Global Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K	001-38102	4.1	01/23/2023
4.6	Form of certificate representing the 2.000% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.5)		8-K	001-38102	4.2	01/23/2023
4.7	Indenture, dated as of August 6, 2024, between SMART Global Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K	001-38102	4.1	08/06/2024
4.8	Form of certificate representing the 2.00% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.7)		8-K	001-38102	4.2	08/06/2024
10.1**	SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan		10-Q	001-38102	10.1	06/29/2017
10.2**	Amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan		DEF 14A	001-38102	Exhibit A	12/14/2018
10.3**	Amendment to the SMART Global Holdings, Inc. Amended and Restated 2017 Share Incentive Plan		DEF 14A	001-38102	Exhibit A	12/21/2020
10.4**	SMART Global Holdings, Inc. 2021 Inducement Plan (effective as of February 15, 2021)		8-K	001-38102	99.1	01/22/2021
10.5**	Form of Restricted Share Unit Award Agreement Under the SMART Global Holdings, Inc. 2021 Inducement Plan		10-Q	001-38102	10.5	04/06/2021
10.6**	SMART Global Holdings, Inc. 2018 Employee Share Purchase Plan		S-8	333-249619	99.3	10/22/2020
10.7**	Offer Letter by and between SMART Global Holdings, Inc. and Mark Adams, dated August 12, 2020		8-K	001-38102	10.1	08/13/2020
10.8**	Amended and Restated Employment Agreement between SMART Modular Technologies, Inc. and Jack Pacheco		10-Q	001-38102	10.2	03/22/2018
10.9**	Offer Letter by and between SMART Global Holdings, Inc. and Ken Rizvi, dated January 31, 2021		8-K	001-38102	10.1	02/02/2021
10.10**	Form of Indemnification Agreement entered into with each of the Registrant’s officers and directors		S-1/A	333-217539	10.1	05/11/2017
10.11**	Amended and Restated Offer Letter by and between SMART Global Holdings, Inc. and David Laurello, dated June 27, 2023		10-K	001-38102	10.11	10/20/2023
10.12**	Offer Letter by and between SMART Global Holdings, Inc. and Joseph Clark, dated September 6, 2022		10-Q	001-38102	10.1	04/09/2024
10.13**	Transition and Separation Agreement by and between SMART Global Holdings, Inc. and David Laurello, dated April 6, 2024		10-Q	001-38102	10.1	07/09/2024
10.14**	Offer Letter by and between SMART Global Holdings, Inc. and Nathan Olmstead, dated June 18, 2024		10-Q	001-38102	10.2	07/09/2024
10.15**	Amended and Restated Offer Letter by and between SMART Global Holdings, Inc. and Peter Manca, dated May 23, 2024	X
10.16**	Independent Director Compensation Policy	X
10.17	Form of Confirmation for the Base Capped Call Transactions		8-K	001-38102	99.1	02/11/2020
10.18	Form of Confirmation for the Additional Capped Call Transactions		8-K	001-38102	99.2	02/11/2020
10.19	Promissory Note, dated March 1, 2021, made by SMART Global Holdings, Inc. in favor of CreeLED, Inc.		8-K	001-38102	10.1	03/03/2021
10.20	Form of Earnout Note		8-K	001-38102	10.2	03/03/2021

10.21	Credit Agreement, dated as of February 7, 2022, by and among SMART Global Holdings, Inc., SMART Modular Technologies, Inc., the lenders party thereto and Citizens Bank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank		8-K	001-38102	10.1	02/08/2022
10.22	Promissory Note, dated June 24, 2022, made by CreeLED, Inc. in favor of Wolfspeed, Inc.		8-K	001-38102	10.1	06/29/2022
10.23***	First Amendment to Credit Agreement, dated as of August 29, 2022, by and among SMART Global Holdings, Inc., SMART Modular Technologies, Inc., the lenders party thereto and Citizens Bank, N.A., as administrative agent, and acknowledged and agreed to by the subsidiary loan parties party thereto		8-K	001-38102	10.1	08/29/2022
10.24	Form of confirmation for the Capped Call Transactions		8-K	001-38102	10.1	01/23/2023
10.25	Securities Purchase Agreement, dated July 14, 2024, by and between SK Telecom Co., Ltd. and SMART Global Holdings, Inc.		8-K	001-38102	10.1	07/16/2024
10.26
Second Amendment to Credit Agreement, dated as of July 30, 2024, by and among SMART Global Holdings, Inc., SMART Modular Technologies, Inc., the lenders party thereto and Citizens Bank, N.A., as administrative agent, and acknowledged and agreed to by the subsidiary loan parties party thereto
		X
10.27
Third Amendment to Credit Agreement, dated as of August 21, 2024, by and among SMART Global Holdings, Inc., SMART Modular Technologies, Inc., the lenders party thereto and Citizens Bank, N.A., as administrative agent, and acknowledged and agreed to by the subsidiary loan parties party thereto
		X
10.28	Form of Confirmation for the Base Capped Call Transactions		8-K	001-38102	10.1	08/06/2024
10.29	Form of Confirmation for the Additional Capped Call Transactions		8-K	001-38102	10.1	08/14/2024
19.1	Insider Trading and Confidentiality Policy of the Registrant	X
21.1	List of Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Clawback Policy of the Registrant	X
97.2	Policy for Recovery of Erroneously Awarded Compensation of the Registrant	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Portions of this exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.
**	Constitutes a management contract or compensatory plan or arrangement.
***	The schedules and exhibits have been omitted from this filing pursuant to Item 601(b)(10)(iv) of Regulation S-K. Registrant will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.
****	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Penguin Solutions, Inc.
Date: October 24, 2024	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer

Date: October 24, 2024	By:	/s/ Nate Olmstead
Nate Olmstead
Senior Vice President and Chief Financial Officer
POWER OF ATTORNEY AND SIGNATURES
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark Adams, Nate Olmstead and Anne Kuykendall, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Mark Adams	President, Chief Executive Officer and Director	October 24, 2024
Mark Adams	(Principal Executive Officer)

/s/ Nate Olmstead	Senior Vice President and Chief Financial Officer	October 24, 2024
Nate Olmstead	(Principal Financial and Accounting Officer)

/s/ Penelope Herscher	Chairperson of the Board of Directors	October 24, 2024
Penelope Herscher

/s/ Randy Furr	Director	October 24, 2024
Randy Furr

/s/ Bryan Ingram	Director	October 24, 2024
Bryan Ingram

/s/ Sandeep Nayyar	Director	October 24, 2024
Sandeep Nayyar

/s/ Mark Papermaster	Director	October 24, 2024
Mark Papermaster

/s/ Mary Puma	Director	October 24, 2024
Mary Puma

/s/ Maximiliane Straub	Director	October 24, 2024
Maximiliane Straub

