Form 10-Q
period 2024-11-29
Penguin Solutions, Inc.
filed 2025-01-08
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 2, 2025, the registrant had 53,290,750 ordinary shares outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements may include, but are not limited to, statements regarding future events or our future financial or operating performance, the extent and timing of, and expectations regarding, our future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding our rebranding initiatives and strategy, and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “potential,” “should” and similar words and the negatives thereof constitute forward-looking statements. These forward-looking statements are based on our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, global business and economic conditions and growth trends in technology industries (including trends and markets related to artificial intelligence (“AI”)), our customer markets and various geographic regions; uncertainties in the geopolitical environment; our ability to manage our cost structure; disruptions in our operations or supply chain as a result of global pandemics or otherwise; changes in trade regulations or adverse developments in international trade relations and agreements; changes in currency exchange rates; overall information technology spending; appropriations for government spending; the success of our strategic initiatives including our rebranding and related strategy, any potential collaborations, and additional investments in new products and additional capacity; acquisitions of companies or technologies and the failure to successfully integrate and operate them or customers’ negative reactions to them; issues, delays or complications in integrating the operations of Stratus Technologies; the failure to achieve the intended benefits of the sale of SMART Brazil and its business; limitations on or changes in the availability of supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; our dependence on a select number of customers and the timing and volume of customer orders; production or manufacturing difficulties; competitive factors; technological changes; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the memory market, LED market or other markets in which we participate; changes to applicable tax regimes or rates; changes to the valuation allowance for our deferred tax assets, including any potential inability to realize these assets in the future; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; and the continuing availability of borrowings under term loans and revolving lines of credit and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024, this Quarterly Report and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. Such risks, uncertainties and factors as outlined above and in such filings do not constitute all risks, uncertainties and factors that could cause actual results of Penguin Solutions to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We do not intend, and have no obligation, to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report, except as required by law.
About This Quarterly Report
As used herein, unless the context indicates otherwise, the terms “Penguin Solutions,” “Company,” “Registrant,” “we,” “our,” “us” or similar terms refer to Penguin Solutions, Inc. and its consolidated subsidiaries. Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2025 and 2024 contain 52 weeks and 53 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated.
Penguin Solutions, Penguin Computing, Penguin Edge, the Penguin Solutions logo, SMART Modular Technologies, SMART, Cree LED, Stratus, Stratus Technologies and our other trademarks or service marks appearing in this Quarterly Report are our trademarks or registered trademarks. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report are the property of their respective holders.

3

PART I. Financial Information
Item 1. Financial Statements

Penguin Solutions, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)
(Unaudited)

As of	November 29, 2024	August 30, 2024
Assets
Cash and cash equivalents	$370,295	$383,147
Short-term investments	23,430	6,337
Accounts receivable, net	275,629	251,743
Inventories	246,952	151,213
Other current assets	79,273	75,264
Total current assets	995,579	867,704
Property and equipment, net	100,239	106,548
Operating lease right-of-use assets	58,317	60,349
Intangible assets, net	111,926	121,454
Goodwill	161,958	161,958
Deferred tax assets	84,934	85,078
Other noncurrent assets	70,062	71,415
Total assets	$1,583,015	$1,474,506

Liabilities and Equity
Accounts payable and accrued expenses	$284,636	$219,090
Deferred revenue	41,326	63,954
Other current liabilities	100,924	44,552
Total current liabilities	426,886	327,596
Long-term debt	658,070	657,347
Noncurrent operating lease liabilities	58,611	60,542
Other noncurrent liabilities	30,499	29,813
Total liabilities	1,174,066	1,075,298

Commitments and contingencies

Penguin Solutions shareholders’ equity:
Preferred shares, $0.03 par value; authorized 30,000 shares; none issued or outstanding	—	—
Ordinary shares, $0.03 par value; authorized 200,000 shares; 61,067 shares issued and 53,438 outstanding as of November 29, 2024; 60,226 shares issued and 53,277 outstanding as of August 30, 2024	1,832	1,807
Additional paid-in capital	528,201	513,335
Retained earnings	35,202	29,985
Treasury shares, 7,629 and 6,949 shares held as of November 29, 2024 and August 30, 2024, respectively	(164,879)	(153,756)
Accumulated other comprehensive income (loss)	19	10
Total Penguin Solutions shareholders’ equity	400,375	391,381
Noncontrolling interest in subsidiary	8,574	7,827
Total equity	408,949	399,208
Total liabilities and equity	$1,583,015	$1,474,506
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	November 29, 2024	December 1, 2023
Net sales:
Products	$270,260	$206,430
Services	70,842	67,817
Total net sales	341,102	274,247
Cost of sales:
Products	215,149	163,413
Services	28,141	27,984
Total cost of sales	243,290	191,397
Gross profit	97,812	82,850

Operating expenses:
Research and development	19,811	21,389
Selling, general and administrative	60,536	57,217
Other operating (income) expense	109	2,939
Total operating expenses	80,456	81,545
Operating income	17,356	1,305

Non-operating (income) expense:
Interest expense, net	4,396	9,559
Other non-operating (income) expense	636	(576)
Total non-operating (income) expense	5,032	8,983
Income (loss) before taxes	12,324	(7,678)

Income tax provision	6,360	3,534
Net income (loss) from continuing operations	5,964	(11,212)
Net loss from discontinued operations	—	(8,148)
Net income (loss)	5,964	(19,360)
Net income attributable to noncontrolling interest	747	561
Net income (loss) attributable to Penguin Solutions	$5,217	$(19,921)

Basic earnings (loss) per share:
Continuing operations	$0.10	$(0.23)
Discontinued operations	—	(0.15)
	$0.10	$(0.38)
Diluted earnings (loss) per share:
Continuing operations	$0.10	$(0.23)
Discontinued operations	—	(0.15)
	$0.10	$(0.38)
Shares used in per share calculations:
Basic	53,482	52,068
Diluted	54,312	52,068
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	November 29, 2024	December 1, 2023
Net income (loss)	$5,964	$(19,360)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	(6,142)
Cumulative translation adjustment reclassified to net income (loss)	—	212,397
Gain (loss) on investments	9	12
Comprehensive income	5,973	186,907
Comprehensive income attributable to noncontrolling interest	747	561
Comprehensive income attributable to Penguin Solutions	$5,226	$186,346
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 30, 2024	60,226	$1,807	$513,335	$29,985	$(153,756)	$10	$391,381	$7,827	$399,208
Net income	—	—	—	5,217	—	—	5,217	747	5,964
Other comprehensive income (loss)	—	—	—	—	—	9	9	—	9
Shares issued under equity plans	841	25	3,335	—	—	—	3,360	—	3,360
Repurchase of shares	—	—	—	—	(11,123)	—	(11,123)	—	(11,123)
Share-based compensation expense	—	—	11,531	—	—	—	11,531	—	11,531
As of November 29, 2024	61,067	$1,832	$528,201	$35,202	$(164,879)	$19	$400,375	$8,574	$408,949

	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Shareholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 25, 2023	57,542	$1,726	$476,703	$82,457	$(132,447)	$(205,964)	$222,475	$6,758	$229,233
Net income (loss)	—	—	—	(19,921)	—	—	(19,921)	561	(19,360)
Other comprehensive income (loss)	—	—	—	—	—	206,267	206,267	—	206,267
Shares issued under equity plans	905	27	3,428	—	—	—	3,455	—	3,455
Repurchase of shares	—	—	—	—	(13,130)	—	(13,130)	—	(13,130)
Share-based compensation expense	—	—	11,014	—	—	—	11,014	—	11,014
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(1,470)	(1,470)
As of December 1, 2023	58,447	$1,753	$491,145	$62,536	$(145,577)	$303	$410,160	$5,849	$416,009
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Three Months Ended	November 29, 2024	December 1, 2023
Cash flows from operating activities
Net income (loss)	$5,964	$(19,360)
Net loss from discontinued operations	—	(8,148)
Net income (loss) from continuing operations	5,964	(11,212)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	14,961	17,654
Amortization of debt issuance costs	953	1,042
Share-based compensation expense	11,531	10,970
Deferred income taxes, net	211	(282)
Other	(712)	664
Changes in operating assets and liabilities:
Accounts receivable	(23,885)	48,658
Inventories	(93,380)	(33,464)
Other assets	705	2,102
Accounts payable and accrued expenses and other liabilities	97,471	23,581
Net cash provided by operating activities from continuing operations	13,819	59,713
Net cash used for operating activities from discontinued operations	—	(28,235)
Net cash provided by operating activities	13,819	31,478

Cash flows from investing activities
Capital expenditures and deposits on equipment	(1,836)	(4,648)
Proceeds from maturities of investment securities	3,780	9,665
Purchases of held-to-maturity investment securities	(20,723)	(8,469)
Other	(143)	(188)
Net cash used for investing activities from continuing operations	(18,922)	(3,640)
Net cash provided by investing activities from discontinued operations	—	118,938
Net cash provided by (used for) investing activities	(18,922)	115,298

Cash flows from financing activities
Repayments of debt	—	(14,423)
Payments to acquire ordinary shares	(11,123)	(13,130)
Distribution to noncontrolling interest	—	(1,470)
Proceeds from issuance of ordinary shares	3,360	3,455
Other	—	(582)
Net cash used for financing activities from continuing operations	(7,763)	(26,150)
Net cash used for financing activities from discontinued operations	—	(606)
Net cash used for financing activities	(7,763)	(26,756)

Effect of changes in currency exchange rates	—	(1,025)
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,866)	118,995
Cash, cash equivalents and restricted cash at beginning of period	383,477	410,064
Cash, cash equivalents and restricted cash at end of period	$370,611	$529,059
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Penguin Solutions, Inc. (“Penguin Solutions,” “we,” “us,” “our,” the “Company” or similar terms) and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024 and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024.
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
Fiscal Year: Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2025 and 2024 contain 52 weeks and 53 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated.
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
Preferred Share Investment
On December 13, 2024, we closed the Investment (as defined below) by SK Telecom Co., Ltd. (“SKT”). Pursuant to the terms of the Securities Purchase Agreement by and between Penguin Solutions and SKT (the “SKT Purchase Agreement”), we sold to Astra AI Infra LLC (“Astra AI Infra”), an affiliate of SKT, 200,000 convertible preferred shares, par value $0.03 per share, of Penguin Solutions (the “CPS”), at a price of $1,000 per share or an aggregate price of $200 million (the “Investment”). The CPS have an initial liquidation preference of 1x and are only redeemable at our option in one installment upon notice, provided that no such notice shall be sent until at least five years after the date of the closing of the Investment. The CPS vote together with the ordinary shares, par value $0.03 per share, of Penguin Solutions, on an as-converted basis, and entitle the holder to receive dividends of six percent per annum, cumulative, payable quarterly in-kind or in cash at our option, subject to certain conditions.
The holder of the CPS may convert the CPS into ordinary shares at any time, provided that the CPS may, at our option, automatically be converted into ordinary shares on any date following the second anniversary of the closing of the Investment upon which the volume-weighted average price of the ordinary shares for any 15 consecutive trading day period equals or exceeds 150% of the then-applicable conversion price. The CPS are convertible into ordinary shares at a conversion price of $32.81 per preferred share, subject to adjustment upon the occurrence of certain events. Holders of the CPS are also entitled to certain protective provisions.
Additionally, on the closing date of the Investment, we and Astra AI Infra entered into an Investor Agreement, and the Certificate of Designation relating to the CPS (the “Certificate of Designation”) became effective. The Investor Agreement and the Certificate of Designation provide for certain rights and restrictions relating to the Investment, including but not limited to board representation rights, pro rata rights, registration rights and consent rights, and standstill provisions, disposition restrictions and voting obligations.
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
Total consideration in exchange for the sale of an 81% interest in SMART Brazil amounted to $194.1 million which included cash at closing of $164.9 million, a deferred payment with fair value of $25.4 million and a deferred cash adjustment with a fair value of $3.7 million. The deferred payment, comprised of a notional amount of $28.4 million, discounted at 7.5% due May 2025. The deferred payment is included in other current assets in the accompanying consolidated balance sheets. The fair value of the deferred cash adjustment, comprised of a notional amount of $4.8 million discounted at 7.5%, equal to 19% of the amount of SMART Brazil’s net cash as of the closing (as calculated pursuant to the Brazil Purchase Agreement). The deferred cash adjustment, which is accounted for as a derivative financial instrument, is due at the time of exercise of the Put/Call Option and was included in other noncurrent assets in the accompanying consolidated balance sheet.

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
Assets and liabilities of SMART Brazil as of the November 29, 2023 disposal date were as follows:

As of	November 29, 2023
Cash and cash equivalents	$40,927
Accounts receivable, net	16,482
Inventories	26,103
Other current assets	17,800
Total current assets	101,312
Property and equipment, net	66,870
Operating lease right-of-use assets	6,912
Goodwill	19,856
Other noncurrent assets	27,490
Total assets	222,440
Impairment of SMART Brazil assets	(153,036)
Total assets, net of impairment	$69,404

Accounts payable and accrued expenses	$20,576
Current debt	3,872
Other current liabilities	1,023
Total current liabilities	25,471
Long-term debt	11,938
Noncurrent operating lease liabilities	5,686
Noncurrent deferred tax liabilities	28,564
Other noncurrent liabilities	93
Total liabilities	$71,752

Net assets (liabilities) of discontinued operations	$(2,348)

The following table presents the results of operations for SMART Brazil:

Three Months Ended	December 1, 2023
Net sales	$55,159
Cost of sales	50,560
Gross profit	4,599

Operating expenses:
Research and development	157
Selling, general and administrative	5,421
Other operating (income) expense	64
Total operating expenses	5,642
Operating loss	(1,043)

Non-operating (income) expense:
Loss from divestiture of 81% interest in SMART Brazil	10,888
Interest (income) expense, net	(1,262)
Other non-operating (income) expense	138
Total non-operating (income) expense	9,764
Loss before taxes	(10,807)
Income tax benefit	(2,659)
Net loss from discontinued operations	$(8,148)
Loss from Divestiture of SMART Brazil
The following table presents the calculation of the loss from the divestiture of an 81% interest in SMART Brazil:

Proceeds, less costs to sell and other expenses:
Consideration	$194,092
Costs to sell and other expenses	(4,150)
189,942

Basis in 81% interest in SMART Brazil:
Net assets of SMART Brazil	145,194
Cumulative translation adjustment (1)	212,397
357,591

Gain on revalue of 19% Retained Interest in SMART Brazil (2)	3,725
Pre-tax loss on divestiture of 81% interest in SMART Brazil	163,924
Income tax provision	26,580
Loss on divestiture of 81% interest in SMART Brazil	$190,504
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
(2)In connection with the transaction, we revalued our 19% Retained Interest in SMART Brazil based on the implied value for 100% of SMART Brazil, adjusted for lack of control premium. As of November 29, 2024, the carrying value of our remaining 19% interest in SMART Brazil was $37.8 million and was included in other noncurrent assets in the accompanying consolidated balance sheets as a non-marketable equity investment.

Recognition Periods: The loss from the divestiture of an 81% interest in SMART Brazil was recognized as follows:

Three Months Ended
December 1, 2023
Pre-tax loss on divestiture of 81% interest in SMART Brazil	$10,888
Income tax provision (benefit)	(1,984)
Loss on divestiture of 81% interest in SMART Brazil	$8,904
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses, as well as a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This ASU also requires disclosure of the total amount of selling expenses and an entity’s definition of selling expenses. The amendments in this ASU are effective for us in 2028 for annual reporting and in 2029 for interim reporting, with early adoption permitted and may be applied prospectively or retrospectively. We do not expect ASU 2024-03 to have an impact on our financial position, results of operations and cash flows. We are currently evaluating the impact on our consolidated financial statement disclosures.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Segment Reporting Disclosures, which will require an entity to provide more detailed information about its reportable segment expenses that are included within management’s measurement of profit and loss and will require certain annual disclosures to be provided on an interim basis. The amendments in this ASU are effective for us in 2025 for annual reporting and in 2026 for interim reporting and are required to be applied using the full retrospective method of transition. We are evaluating the effects of adoption of this ASU on our segment disclosures.
Cash and Investments
As of November 29, 2024 and August 30, 2024, all of our debt securities, the fair values of which approximated their carrying values, were classified as held to maturity. As of November 29, 2024, restricted cash, which is included in other noncurrent assets, was $0.3 million. Cash, cash equivalents and short-term investments were as follows:

	As of November 29, 2024		As of August 30, 2024
	Cash and Cash Equivalents	Short-term Investments	Cash and Cash Equivalents	Short-term Investments
Cash	$343,759	$—	$354,037	$—
Level 1:
Money market funds	22,322	—	29,110	—
U.S. Treasury securities	4,214	23,430	—	6,337
	$370,295	$23,430	$383,147	$6,337

Non-marketable Equity Investments
As of both November 29, 2024 and August 30, 2024, other noncurrent assets included $53.0 million of non-marketable equity investments, which are accounted for under the measurement alternative at cost less impairment, if any. In the event an observable price change occurs in an orderly transaction for an identical or a similar investment, the carrying value of investments would be remeasured to fair value as of the date that the observable transaction occurred, with any resulting gains or losses recorded in results of operations.
Accounts Receivable
In the third quarter of 2023, we entered into a trade accounts receivable sale program with a third-party financial institution to sell certain of our trade accounts receivable on a non-recourse basis pursuant to a factoring arrangement. This program allows us to sell certain of our trade accounts receivables up to $60.0 million. As of November 29, 2024, there have been no trade accounts receivable sold under this program.
Inventories

As of	November 29, 2024	August 30, 2024
Raw materials	$87,041	$75,514
Work in process	37,918	18,742
Finished goods	121,993	56,957
	$246,952	$151,213
As of November 29, 2024 and August 30, 2024, 12% and 14%, respectively, of total inventories were owned and held under our logistics services program.
Property and Equipment

As of	November 29, 2024	August 30, 2024
Equipment	$88,943	$89,848
Buildings and building improvements	67,398	70,462
Furniture, fixtures and software	48,120	48,027
Land	15,064	16,126
	219,525	224,463
Accumulated depreciation	(119,286)	(117,915)
	$100,239	$106,548
Depreciation expense for property and equipment was $5.0 million and $7.5 million in the first quarter of 2025 and 2024, respectively.

Intangible Assets and Goodwill

	As of November 29, 2024		As of August 30, 2024
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Technology	$142,942	$(65,045)	$142,539	$(58,948)
Customer relationships	72,500	(48,410)	72,500	(45,556)
Trademarks/trade names	27,966	(18,027)	27,964	(17,045)
	$243,408	$(131,482)	$243,003	$(121,549)

Goodwill by segment:
Advanced Computing	$147,238		$147,238
Integrated Memory	14,720		14,720
	$161,958		$161,958
In the first quarter of 2025 and 2024, we capitalized $0.4 million and $0.3 million, respectively, for intangible assets with weighted-average useful lives of 18.5 years and 19.0 years, respectively. Amortization expense for intangible assets was $9.9 million and $10.2 million in the first quarter of 2025 and 2024, respectively. Amortization expense is expected to be $25.7 million for the remainder of 2025, $30.2 million for 2026, $29.6 million for 2027, $9.9 million for 2028, $6.0 million for 2029 and $10.5 million for 2030 and thereafter.
During the second quarter of 2023, we initiated a plan within our Advanced Computing segment pursuant to which we intend to wind down manufacturing and discontinue the sale of legacy products offered through our Penguin Edge business by approximately the end of 2025. At each reporting date, we reassess the estimated remaining cash flows of the Penguin Edge business. We currently anticipate that the goodwill of the Penguin Edge reporting unit of $16.1 million as of November 29, 2024 may become further impaired in future periods.
Accounts Payable and Accrued Expenses

As of	November 29, 2024	August 30, 2024
Accounts payable (1)	$244,271	$182,037
Salaries, wages and benefits	23,320	22,819
Income and other taxes	13,613	11,863
Other	3,432	2,371
	$284,636	$219,090
(1)Included accounts payable for property and equipment of $0.9 million and $0.4 million as of November 29, 2024 and August 30, 2024, respectively.
Debt

As of	November 29, 2024	August 30, 2024
Amended 2027 TLA	$297,561	$297,297
2030 Notes	193,066	192,778
2029 Notes	147,581	147,439
2026 Notes	19,862	19,833
	658,070	657,347
Less current debt	—	—
Long-term debt	$658,070	$657,347

Credit Facility
On February 7, 2022, Penguin Solutions and SMART Modular Technologies, Inc. (collectively, the “Borrowers”) entered into a credit agreement, as subsequently amended, with a syndicate of banks and Citizens Bank, N.A., as administrative agent that provided for a term loan credit facility (the “Amended 2027 TLA”) and a revolving credit facility (the “2027 Revolver”), in each case, maturing on February 7, 2027. As of November 29, 2024, there was $300.0 million of principal amount outstanding under the Amended 2027 TLA, unamortized issuance costs were $2.5 million and the effective interest rate was 7.68%. As of November 29, 2024, there were no amounts outstanding under the 2027 Revolver and unamortized issuance costs were $2.0 million.
Convertible Senior Notes
Repurchase of Convertible Senior Notes
On August 6, 2024, we repurchased $80.0 million aggregate principal amount of our 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) for $100.6 million cash (including payment for accrued interest) in privately-negotiated transactions. The repurchase was accounted for as debt extinguishment. Accordingly, we recognized a loss in the fourth quarter of 2024, included in other non-operating expense, of $20.4 million, consisting of $19.7 million premium paid to extinguish the 2026 Notes and $0.7 million for the write-off of unamortized issuance costs.
Convertible Senior Notes Interest
Unamortized debt discount and issuance costs are amortized over the terms of our 2026 Notes, our 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) and our 2.00% Convertible Senior Notes due 2030 (the “2030 Notes”) using the effective interest method. As of November 29, 2024 and August 30, 2024, the effective interest rate for our 2026 Notes was 2.83%. As of November 29, 2024 and August 30, 2024, the effective interest rate for our 2029 Notes was 2.40%. As of November 29, 2024 and August 30, 2024, the effective interest rate for our 2030 Notes was 2.65%. Aggregate interest expense for our convertible senior notes consisted of contractual stated interest and amortization of issuance costs and included the following:

	Three Months Ended
	November 29, 2024	December 1, 2023
Contractual stated interest	$1,842	$1,400
Amortization of debt issuance costs	458	297
	$2,300	$1,697
Maturities of Debt
As of November 29, 2024, maturities of debt were as follows:

Remainder of 2025	$—
2026	20,000
2027	300,015
2028	—
2029	150,000
2030 and thereafter	200,000
Less unamortized discount and issuance costs	(11,945)
$658,070

Leases
We have operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

	Three Months Ended
	November 29, 2024	December 1, 2023
Fixed lease cost	$2,975	$3,505
Variable lease cost	448	449
Short-term lease cost	468	639
	$3,891	$4,593
Cash flows used for operating activities included payments for operating leases of $2.3 million and $2.5 million in the first quarter of 2025 and 2024, respectively.
As of November 29, 2024 and August 30, 2024, the weighted-average remaining lease term for our operating leases was 10.1 years and 10.1 years, respectively, and the weighted-average discount rate was 6.0% and 6.1%, respectively. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms.
As of November 29, 2024, minimum payments of lease liabilities were as follows:

Remainder of 2025	$9,503
2026	10,417
2027	7,985
2028	7,920
2029	8,097
2030 and thereafter	46,322
90,244
Less imputed interest	(24,006)
Present value of total lease liabilities	$66,238
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
Equity
Penguin Solutions Shareholders’ Equity
Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million share repurchase authorization (the “Initial Authorization”), under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. On January 9, 2024, we announced that the Audit Committee of the Board of Directors approved an additional $75.0 million share repurchase authorization (the “Additional Authorization,” and together with the Initial Authorization, the “Current Authorization”). The Current Authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. In the first quarter of 2025 and 2024, we repurchased 467 thousand and 825 thousand ordinary shares for $7.8 million and $12.1 million, respectively, under the Current Authorization. As of November 29, 2024, an aggregate of $69.9 million remained available for the repurchase of our ordinary shares under the Current Authorization. Certain of our agreements, including the Amended Credit Agreement and the Certificate of Designation, contain restrictions that limit our ability to repurchase our ordinary shares.
Other Share Repurchases
Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as ordinary share repurchases. In the first quarter of 2025 and 2024, we repurchased 213 thousand and 75 thousand ordinary shares as payment of withholding taxes for $3.3 million and $1.1 million, respectively.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component in the first quarter of 2025 were as follows:

Gains (Losses) on Investments
As of August 30, 2024	$10

Other comprehensive income (loss) before reclassifications	9
Reclassifications out of accumulated other comprehensive income	—
Other comprehensive income (loss)	9
As of November 29, 2024	$19
Fair Value Measurements

	As of November 29, 2024		As of August 30, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative financial instruments	$4,001	$4,001	$3,929	$3,929

Liabilities:
Amended 2027 TLA	$300,015	$297,561	$300,015	$297,297
2030 Notes	191,236	193,066	199,160	192,778
2029 Notes	164,118	147,581	178,760	147,439
2026 Notes	22,001	19,862	23,918	19,833

The deferred cash adjustment resulting from the divestiture of an 81% interest in SMART Brazil is accounted for as a derivative financial instrument and is revalued at the end of each reporting period. The asset’s fair value, as measured on a recurring basis, was based on Level 2 measurements, including market-based observable inputs of interest rates and credit-risk spreads.
The fair value of the Amended 2027 TLA, as measured on a non-recurring basis, was estimated based on Level 2 measurements, including discounted cash flows and interest rates based on similar debt issued by parties with credit ratings similar to ours. The fair values of our convertible senior notes, as measured on a non-recurring basis, were determined based on Level 2 measurements, including the trading prices of the notes.
Equity Plans
As of November 29, 2024, 7.7 million of our ordinary shares were available for future awards under our equity plans.
The disclosures related to our restricted awards and employee share purchase plan include both our continuing and discontinued operations.
Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)
Restricted Award activity was as follows:

	Three Months Ended
	November 29, 2024	December 1, 2023
Restricted awards granted	635	419
Weighted-average grant date fair value per share	$30.25	$30.49
Aggregate vesting date fair value of shares vested	$9,028	$8,733
As of November 29, 2024, total unrecognized compensation costs for unvested Restricted Awards were $78.7 million, which were expected to be recognized over a weighted-average period of 2.5 years.
Employee Share Purchase Plan (“ESPP”)
Under our ESPP, employees purchased 253 thousand ordinary shares for $3.2 million in the first quarter of 2025 and 298 thousand ordinary shares for $3.3 million in the first quarter of 2024.
Share-Based Compensation Expense
Share-based compensation expense for our continuing operations was as follows:

	Three Months Ended
	November 29, 2024	December 1, 2023
Share-based compensation expense by caption:
Cost of sales	$1,643	$1,815
Research and development	1,689	1,597
Selling, general and administrative	8,199	7,558
	$11,531	$10,970
Income tax benefits for share-based awards were $1.5 million and $1.8 million in the first quarter of 2025 and 2024, respectively.

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

	Three Months Ended
	November 29, 2024	December 1, 2023
Cost of materials and services invoiced in connection with logistics services	$212,947	$108,969
Customer Contract Balances

As of	November 29, 2024	August 30, 2024
Contract assets (1)	$1,389	$1,801

Contract liabilities: (2)
Deferred revenue	$53,960	$76,178
Customer advances	57,869	6,036
	$111,829	$82,214
(1)Contract assets are included in other current and noncurrent assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customers are expected to take control of the asset or receive the benefit of the service.
Contract assets represent amounts recognized as revenue for which we do not have the unconditional right to consideration.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of November 29, 2024, we expect to recognize revenue of $41.3 million of the balance of $54.0 million in the next 12 months and the remaining amount thereafter. In the first quarter of 2025, we recognized revenue of $34.6 million from satisfying performance obligations related to amounts included in deferred revenue as of August 30, 2024. In addition, as of November 29, 2024, other current liabilities included $19.9 million that is not included in the above remaining performance obligations. While this liability relates to amounts received from customers in connection with arrangements that are cancellable at the customer’s discretion, we have not had to refund any such amounts to our customers in the periods presented.
Customer advances, which is included in other current liabilities in the accompanying consolidated balance sheets, represent amounts received from customers for advance payments to secure product. In the first quarter of 2025, we recognized revenue of $0.7 million from satisfying performance obligations related to amounts included in customer advances as of August 30, 2024.
As of November 29, 2024 and August 30, 2024, other current liabilities included $14.5 million and $12.2 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In recent periods, we initiated plans that included workforce reductions and the elimination of certain projects across our businesses. In connection therewith, we recorded restructuring charges of $0.1 million and $2.9 million in the first quarter of 2025 and 2024, respectively, primarily for employee severance costs and other benefits. We anticipate that these activities will continue into future quarters and anticipate recording additional restructuring charges. As of November 29, 2024, $0.7 million remained unpaid, which is expected to be paid by the end of fiscal 2025.
Other Non-operating (Income) Expense

	Three Months Ended
	November 29, 2024	December 1, 2023
Loss (gain) from changes in foreign currency exchange rates	$1,028	$(546)
Loss (gain) on disposition of assets	(20)	45
Other	(372)	(75)
	$636	$(576)
Income Taxes

	Three Months Ended
	November 29, 2024	December 1, 2023
Income (loss) before taxes	$12,324	$(7,678)
Income tax provision	6,360	3,534
Effective tax rate	51.6%	(46.0)%
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
Our effective tax rate was 51.6% in the first quarter of 2025, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized and to withholding taxes and state income taxes. Our effective tax rate was (46.0)% in the first quarter of 2024, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, withholding taxes and state income taxes.
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

Earnings Per Share

	Three Months Ended
	November 29, 2024	December 1, 2023
Net income (loss) from continuing operations	$5,217	$(11,773)
Net income (loss) from discontinued operations	—	(8,148)
Net income (loss) attributable to Penguin Solutions – Basic and Diluted	$5,217	$(19,921)

Weighted-average shares outstanding – Basic	53,482	52,068
Dilutive effect of equity plans and convertible senior notes	830	—
Weighted-average shares outstanding – Diluted	54,312	52,068

Basic earnings (loss) per share:
Continuing operations	$0.10	$(0.23)
Discontinued operations	—	(0.15)
	$0.10	$(0.38)

Diluted earnings (loss) per share:
Continuing operations	$0.10	$(0.23)
Discontinued operations	—	(0.15)
	$0.10	$(0.38)

Unweighted antidilutive employee share-based awards excluded from the computation of diluted earnings per share	1,371	6,060
Upon any conversion of our convertible senior notes, we will be required to pay cash in an amount at least equal to the principal portion and have the option to settle any amount in excess of the principal portion in cash and/or ordinary shares. As a result, only the amounts expected to be settled in excess of the principal portion are considered in calculating diluted earnings per share under the if-converted method.
Segment and Other Information
Segment information presented below is consistent with how our chief operating decision maker evaluates operating results to make decisions about allocating resources and assessing performance. We have the following three business units, which are our reportable segments:
•Advanced Computing: Our Advanced Computing group, under our Penguin Computing and Stratus brands, offers specialized platform solutions and services for artificial intelligence, high-performance computing, machine learning, advanced modeling and the internet of things that span the continuum of edge, core and cloud. Our solutions are designed specifically for customers across multiple markets, including hyperscale, financial services, energy, government, education, healthcare and others.
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

	Three Months Ended
	November 29, 2024	December 1, 2023
Net sales:
Advanced Computing	$177,426	$118,824
Integrated Memory	96,706	85,668
Optimized LED	66,970	69,755
Total net sales	$341,102	$274,247

Segment operating income:
Advanced Computing	$30,117	$17,901
Integrated Memory	7,116	7,195
Optimized LED	3,685	1,583
Total segment operating income	40,918	26,679

Unallocated:
Share-based compensation expense	(11,531)	(10,970)
Amortization of acquisition-related intangibles	(9,755)	(10,008)
Cost of sales-related restructuring	42	(668)
Diligence, acquisition and integration expense	(833)	(789)
Restructuring charges	(109)	(2,939)
Other	(1,376)	—
Total unallocated	(23,562)	(25,374)
Consolidated operating income (loss)	$17,356	$1,305

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024. This discussion contains forward-looking statements that involve risks, uncertainties and other factors. Our actual results could differ materially from those contained in these forward-looking statements due to a number of risks, uncertainties and other factors, including those discussed below and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024. See also “Cautionary Note Regarding Forward-Looking Statements.”
Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2025 and 2024 contained 52 weeks and 53 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated. All financial information for our subsidiaries in Brazil is included in our consolidated financial statements on a one-month lag because their fiscal years ended on July 31 of each year. In connection with the completion of the divestiture of an 81% interest in SMART Brazil, we ceased consolidating the operations of SMART Brazil in our financial statements as of the November 29, 2023 disposal date. As a result, financial information for the first quarter of 2024 includes the four-month period for the SMART Brazil operations from August 1, 2023 to November 29, 2023. All tabular amounts are in thousands.
Overview
For an overview of our business, see “Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended August 30, 2024.
Divestiture of SMART Brazil
On November 29, 2023, we completed the divestiture of an 81% interest in SMART Brazil to Lexar Europe B.V., an affiliate of Shenzhen Longsys Electronics Co. Ltd.
Presentation of SMART Brazil as Discontinued Operations: In accordance with authoritative guidance under U.S. GAAP, we have presented the balance sheets, results of operations and cash flows of SMART Brazil operations in this Quarterly Report, including in the accompanying consolidated financial statements and notes, as discontinued operations for all periods presented. The SMART Brazil operations were previously reported as part of our Integrated Memory segment. Unless otherwise noted, discussion within this Quarterly Report relates solely to our continuing operations and excludes the SMART Brazil operations.
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
Shifts in the Mix and Timing of Our Revenue. Shifts in the mix of revenue from our operating segments, and in the timing of revenue, which can vary significantly from period to period, can impact our business and operating results, including gross and operating margins. For example, our Advanced Computing segment has shown solid growth, but is subject to variability in its sales and margin profile from period to period for reasons such as: recognition of revenue is sometimes tied to customer decisions as to the completion of delivery and system go-

live events, sales can be affected by the timing of customer deployments or customer budget considerations and margin is driven by the extent to which higher margin software and managed services comprise Advanced Computing sales. Our resource commitments and planning for each segment are relatively fixed in the short term, and as such, variability in expected revenue mix will have direct implications for our operating income and margins.
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
Disruptions in Our Supply Chain May Adversely Affect Our Businesses. We depend on third-party suppliers for key components of our products, such as commodity DRAM components from offshore foundries that we use in our specialty memory products, third-party wafers that we use in our memory and LED businesses and AI and HPC components for our Advanced Computing business. In our memory and LED businesses, we have adopted a “Fab-Light” business model to reduce our capital expenditures and operating expenses, while affording greater flexibility in adapting to shifts in demand and other market trends. Our Fab-Light business model contributed to margin expansion in our overall business. However, our reliance on third-party manufacturers exposes us to risk of supply chain disruption and lost business. For example, the recent global semiconductor shortage has adversely affected our operating results. In addition, in our Advanced Computing business, where we source components from third parties, the high demand for and limited supply of AI components globally, as well as any delays in the production of such components, continues to affect our sourcing of these components and the timing of deployments. In particular, we continue to experience extended lead times for certain components that are incorporated into our overall solutions, which impacts how quickly we are able to ramp existing and new customer projects. If such disruptions worsen or are prolonged, or if there is meaningful disruption in our supply arrangement with any of our third-party suppliers, our operating results and financial condition may continue to be adversely affected.

Results of Operations

	Three Months Ended
	November 29, 2024		December 1, 2023
Net sales:
Advanced Computing	$177,426	52.0%	$118,824	43.3%
Integrated Memory	96,706	28.4%	85,668	31.2%
Optimized LED	66,970	19.6%	69,755	25.4%
Total net sales	341,102	100.0%	274,247	100.0%
Cost of sales	243,290	71.3%	191,397	69.8%
Gross profit	97,812	28.7%	82,850	30.2%

Operating expenses:
Research and development	19,811	5.8%	21,389	7.8%
Selling, general and administrative	60,536	17.7%	57,217	20.9%
Other operating (income) expense	109	—%	2,939	1.1%
Total operating expenses	80,456	23.6%	81,545	29.7%
Operating income (loss)	17,356	5.1%	1,305	0.5%

Non-operating (income) expense:
Interest expense, net	4,396	1.3%	9,559	3.5%
Other non-operating (income) expense	636	0.2%	(576)	(0.2)%
Total non-operating (income) expense	5,032	1.5%	8,983	3.3%
Income (loss) before taxes	12,324	3.6%	(7,678)	(2.8)%

Income tax provision	6,360	1.9%	3,534	1.3%
Net income (loss) from continuing operations	5,964	1.7%	(11,212)	(4.1)%
Net loss from discontinued operations	—	—%	(8,148)	(3.0)%
Net income (loss)	5,964	1.7%	(19,360)	(7.1)%
Net income attributable to noncontrolling interest	747	0.2%	561	0.2%
Net income (loss) attributable to Penguin Solutions	$5,217	1.5%	$(19,921)	(7.3)%
Percentages represent percentage of total net sales. Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales increased by $66.9 million, or 24.4%, in the first quarter of 2025 compared to the same period in the prior year due to higher sales from our Advanced Computing and Integrated Memory business segments. Advanced Computing net sales increased by $58.6 million, or 49.3%, primarily due to higher hardware sales driven by increased demand for AI solutions and high-performance computing. Integrated Memory net sales increased by $11.0 million, or 12.9%, primarily due to higher sales volumes of DRAM products stemming from improved market demand, partially offset by lower sales of Flash products. Optimized LED net sales decreased by $2.8 million, or 4.0%, primarily due to lower direct sales driven by continued macroeconomic headwinds in China.
Cost of sales increased by $51.9 million, or 27.1%, in the first quarter of 2025, compared to the same period in the prior year, primarily driven by increased product sales from our Advanced Computing and Integrated Memory segments as noted above.
Gross margin decreased to 28.7% in the first quarter of 2025 compared to 30.2% in the same period in 2024, primarily due to unfavorable mix from higher product revenue in our Advanced Computing business.
Non-GAAP Measure of Segment Operating Income
Below is a table of our operating income, measured on a non-GAAP basis, which Penguin Solutions management uses to supplement Penguin Solutions’ financial results under GAAP to analyze its operations and make decisions as to future operational plans and believes that this supplemental non-GAAP information is useful to investors in analyzing and assessing the company’s past and future operating performance. These non-GAAP measures exclude certain items, such as share-based compensation expense; amortization of acquisition-related intangible assets (consisting of amortization of developed technology, customer relationships, trademarks/trade names and backlog acquired in connection with business combinations); acquisition-related inventory adjustments; diligence, acquisition and integration expense; restructuring charges; impairment of goodwill; changes in the fair value of contingent consideration; and other infrequent or unusual items. While amortization of acquisition-related intangible assets is excluded, the revenues from acquired companies is reflected in our non-GAAP measures and these intangible assets contribute to revenue generation. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment and Other Information.”
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

	Three Months Ended
	November 29, 2024	December 1, 2023
GAAP operating income	$17,356	$1,305
Share-based compensation expense	11,531	10,970
Amortization of acquisition-related intangibles	9,755	10,008
Cost of sales-related restructuring	(42)	668
Diligence, acquisition and integration expense	833	789
Restructuring charges	109	2,939
Other	1,376	—
Non-GAAP operating income	$40,918	$26,679

Non-GAAP operating income (loss) by segment:
Advanced Computing	$30,117	$17,901
Integrated Memory	7,116	7,195
Optimized LED	3,685	1,583
Total non-GAAP operating income (loss) by segment	$40,918	$26,679
Advanced Computing operating income increased by $12.2 million, or 68.2%, in the first quarter of 2025 compared to same period in the prior year, primarily due to increased net revenue, as well as lower operating expenses, mainly driven by lower subcontract services.
Optimized LED operating income increased by $2.1 million, or 132.8%, in the first quarter of 2025 compared to the same period in the prior year, primarily due to higher gross profit, stemming from better factory leverage and more favorable product mix.
Operating and Non-operating (Income) Expense
Research and Development
Research and development expense decreased by $1.6 million, or 7.4%, in the first quarter of 2025 compared to the same period in the prior year, primarily due to lower personnel-related expenses mainly driven by headcount reductions, as well as lower subcontract services mainly driven by Penguin Computing.
Selling, General and Administrative
Selling, general and administrative expense increased by $3.3 million, or 5.8%, in the first quarter of 2025 compared to the same period in the prior year, primarily due to increased professional services as a result of our rebranding efforts, preferred share investment, and higher personnel-related expenses resulting from increased bonus achievement.
Impairment of Goodwill
During the second quarter of 2023, we initiated a plan pursuant to which we intend to wind down manufacturing and discontinue the sale of certain legacy products offered through our Penguin Edge business by approximately the end of 2025. We currently anticipate that the goodwill of the Penguin Edge reporting unit of $16.1 million as of November 29, 2024 may become further impaired in future periods.
Other Operating (Income) Expense
Other operating expense in the first quarter of 2025 and 2024 included restructuring charges of $0.1 million and $2.9 million, respectively, primarily for employee severance costs and other benefits resulting from workforce reductions, the elimination of certain projects across our businesses and other costs associated with the wind down of our Penguin Edge business. We anticipate that these activities will continue into future quarters and anticipate recording additional restructuring charges.
Interest Expense, Net
Net interest expense decreased by $5.2 million in the first quarter of 2025 compared to the same period in the prior year, primarily due to principal payments made on the Amended 2027 TLA (as defined below) during the last half of fiscal 2024.
Other Non-operating (Income) Expense
Other non-operating (income) expense in the first quarter of 2025 and 2024 primarily reflected foreign currency gains (losses). See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Other Non-operating (Income) Expense.”
Income Tax Provision (Benefit)
Income tax provision in the first quarter of 2025 increased by $2.8 million as compared to the same period in the prior year, primarily due to an increase in profit before tax in jurisdictions subject to income tax.
Our effective tax rate was 51.6% in the first quarter of 2025 and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized and to withholding taxes and state income taxes. Our effective tax rate was (46.0)% in the first quarter of 2024 and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, withholding taxes and state income taxes.
The global minimum tax under the Pillar Two framework became effective for us in the first quarter of fiscal year 2025. While the impact on our unaudited consolidated financial statements is currently not material, our analysis is ongoing as the Organisation for Economic Co-operation and Development continues to release additional guidance and countries enact related legislation.
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Income Taxes.”
Net Income (Loss) From Discontinued Operations
As discussed above, we have presented the results of SMART Brazil as discontinued operations in our consolidated statements of operations. As of August 25, 2023, SMART Brazil was classified as held for sale. Accordingly, in 2023 we evaluated the carrying value of the net assets of SMART Brazil (including $206.3 million recognized within shareholders’ equity related to the cumulative translation adjustment from SMART Brazil), estimated costs to sell and expected proceeds and concluded the net assets were impaired. As a result, we recognized an impairment charge of $153.0 million in 2023 to write down the carrying value of the net assets of SMART Brazil. In addition, we concluded that the outside basis of SMART Brazil inclusive of any withholding taxes should be recognized upon the classification as held for sale as of August 25, 2023. Accordingly, we recognized withholding taxes on the expected capital gain and deferred tax liabilities of $28.6 million in 2023. In the first quarter of 2024, we completed the divestiture, and in connection therewith, recognized an additional loss of $8.9 million.
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Liquidity and Capital Resources
As of November 29, 2024, we had cash, cash equivalents and short-term investments of $393.7 million, of which $320.2 million was held by subsidiaries outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts, money market funds and time deposits. We do not acquire investments for trading or speculative purposes.
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
Credit Facility
On February 7, 2022, Penguin Solutions and SMART Modular Technologies, Inc. (collectively, the “Borrowers”) entered into a credit agreement (the “Original Credit Agreement”) with a syndicate of banks and Citizens Bank, N.A., as administrative agent that provided for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the “2027 TLA”) and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (the “2027 Revolver”), in each case, maturing on February 7, 2027. The Original Credit Agreement provides that up to $35.0 million of the 2027 Revolver is available for issuances of letters of credit. The Original Credit Agreement has subsequently been amended to, among other things, provide for incremental term loans in an aggregate amount of $300.0 million (together with the 2027 TLA, the “Amended 2027 TLA”), amend the First Lien Leverage Ratio (as defined in the Amended Credit Agreement) and increase the aggregate amount of unrestricted cash and permitted investments netted from the definitions of Consolidated First Lien Debt and Consolidated Net Debt. As of November 29, 2024, there was $300.0 million of aggregate principal amount outstanding under the Amended 2027 TLA and there were no amounts outstanding under the 2027 Revolver.
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
Preferred Share Investment
On December 13, 2024, we closed the Investment (as defined above) by SKT. Pursuant to the SKT Purchase Agreement, we sold to Astra AI Infra LLC, an affiliate of SKT, 200,000 convertible preferred shares, par value $0.03 per share, of Penguin Solutions (defined above as the “CPS”), at a price of $1,000 per share or an aggregate price of $200 million. The CPS are convertible into ordinary shares at a conversion price of $32.81 per preferred share, subject to adjustment upon the occurrence of certain events, will have an initial liquidation preference of 1x and will only be redeemable at our option, subject to certain conditions. The holder of the CPS may convert such holder’s CPS into ordinary shares at any time, provided that the CPS may, at our option, automatically be converted into ordinary shares on any date following the second anniversary of the closing upon certain conditions. The CPS entitles the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option.
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Preferred Share Investment.”

Cash Flows

	Three Months Ended
	November 29, 2024	December 1, 2023
Net cash provided by operating activities from continuing operations	$13,819	$59,713
Net cash used for investing activities from continuing operations	(18,922)	(3,640)
Net cash used for financing activities from continuing operations	(7,763)	(26,150)
Net increase in cash and cash equivalents from discontinued operations	—	90,097
Effect of changes in currency exchange rates	—	(1,025)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(12,866)	$118,995
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, share-based compensation, gains and losses from investing or financing activities, and from the effects of changes in operating assets and liabilities.
Net cash provided by operating activities from continuing operations in the first quarter of 2025 resulted primarily from a net income of $6.0 million, adjusted for non-cash items of $26.9 million. Operating cash flows were adversely affected by a $19.1 million net change in our operating assets and liabilities, primarily from the effects of an increase of $93.4 million in inventories, primarily to support our Advanced Computing business, and an increase of $23.9 million in accounts receivable due to increased sales, partially offset by the effects of an increase of $97.5 million in accounts payable and accrued expenses and other liabilities primarily due to higher customer deposits resulting from refundable amounts received from customers in advance of satisfying performance obligations.
Net cash provided by operating activities from continuing operations in the first quarter of 2024 resulted primarily from a net loss of $11.2 million, adjusted for non-cash items of $30.0 million. Operating cash flows were favorably affected by a $40.9 million net change in our operating assets and liabilities, primarily from the effects of a decrease of $48.7 million in accounts receivable and an increase of $23.6 million in accounts payable and accrued expenses and other liabilities, partially offset by the effect of an increase of $33.5 million in inventories. The decrease in accounts receivable was primarily due to lower gross sales in our Advanced Computing and Integrated Memory segments. Inventories and accounts payable and accrued expenses and other liabilities increased primarily to support our Advanced Computing business.
Investing Activities: Net cash used for investing activities from continuing operations in the first quarter of 2025 consisted primarily of $16.9 million net purchase of marketable investment securities and $1.8 million for capital expenditures and deposits on equipment.
Net cash used for investing activities from continuing operations in the first quarter of 2024 consisted of $4.6 million for capital expenditures and deposits on equipment, offset by net maturities of marketable investment securities of $1.2 million.
Financing Activities: Net cash used for financing activities from continuing operations in the first quarter of 2025 consisted primarily of $11.1 million of payments to acquire our ordinary shares (including $7.8 million under our share repurchase program), partially offset by $3.4 million in proceeds from the issuance of ordinary shares from our equity plans.
Net cash used for financing activities from continuing operations in the first quarter of 2024 consisted primarily of $14.4 million in principal repayment of debt and $13.1 million of payments to acquire our ordinary shares, partially offset by $3.5 million in proceeds from the issuance of ordinary shares from our equity plans.
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
For a summary of our critical accounting estimates, see “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended August 30, 2024. There have been no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024.
For a summary of our significant accounting policies, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Significant Accounting Policies” of this Quarterly Report and “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies” of our Annual Report on Form 10-K for the fiscal year ended August 30, 2024. There have been no material changes to our significant accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024.
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
Based on our monetary assets and liabilities denominated in foreign currencies as of November 29, 2024 and August 30, 2024, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $2.2 million and $2.5 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of November 29, 2024, we had $300.0 million outstanding under the Amended 2027 TLA. In addition, our Amended Credit Agreement provides for borrowings of up to $250.0 million under the 2027 Revolver. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2027 Revolver were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense, and a decrease in our cash flows, of $5.5 million per year.

As of November 29, 2024, we had cash, cash equivalents and short-term investments of $393.7 million. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions and in short-duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or decreases in interest rates would be expected to augment or reduce future interest income by an insignificant amount.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of November 29, 2024 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2025, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Commitments and Contingencies” and “Item 1A. Risk Factors.”
Item 1A. Risk Factors
There have been no material changes to the risks described in “PART I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024. You should carefully consider the risks and uncertainties and the other information in our Annual Report and in this Quarterly Report, including “PART I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Our business, financial condition or results of operations could be materially and adversely affected if any of these risks occurs and, as a result, the market price of our ordinary shares could decline and you could lose all or part of your investment.
This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional information. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including the risks facing our Company described in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 5, 2022, we announced that our Board of Directors approved a $75.0 million share repurchase authorization (the “Initial Authorization”), under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. On January 9, 2024, we announced that the Audit Committee of the Board of Directors approved an additional $75.0 million share repurchase authorization (the “Additional Authorization,” and together with the Initial Authorization, the “Current Authorization”). The Current Authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. As of November 29, 2024, the remaining aggregate dollar value of shares that may be repurchased under the Current Authorization was $69.9 million. Certain of our agreements, including the Amended Credit Agreement, the SKT Purchase Agreement and the Certificate of Designation relating to the Investment (the “Certificate of Designation”), contain restrictions that limit our ability to repurchase our ordinary shares.
The following table sets forth information relating to repurchases of our equity securities during the three months ended November 29, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 31, 2024 - September 27, 2024	—	$—	—	$77,698,000
September 28, 2024 - October 25, 2024	—	$—	—	$77,698,000
October 26, 2024 - November 29, 2024	467,040	$16.68	467,040	$69,906,000
	467,040	$16.68	467,040
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 7, 2024, Penelope Herscher, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement (the “Herscher 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Herscher 10b5-1 Plan provides for the sale of up to 2,728 ordinary shares acquired by Ms. Herscher upon the future vesting of restricted share units, subject to pre-established limit prices, commencing on February 10, 2025 and continuing until all shares are sold or until November 7, 2025, whichever occurs first.
During the fiscal quarter ended November 29, 2024, no other directors or officers of Penguin Solutions adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 6. Exhibits
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Memorandum and Articles of Association of Penguin Solutions, Inc.		8-K	001-38102	3.1	10/15/2024
3.2	Certificate of Designation of Convertible Preferred Shares		8-K	001-38102	3.1	12/16/2024
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934		10-K	001-38102	4.1	10/25/2021
10.1*	Independent Director Compensation Policy		10-K	001-38102	10.16	10/24/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Constitutes a management contract or compensatory plan or arrangement.
**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Penguin Solutions, Inc.
Date: January 8, 2025	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 8, 2025	By:	/s/ Nate Olmstead
Nate Olmstead
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

