Form 10-Q
period 2025-02-28
Penguin Solutions, Inc.
filed 2025-04-02
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 27, 2025, the registrant had 53,677,557 ordinary shares outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements may include, but are not limited to, statements regarding future events or our future financial or operating performance, the extent and timing of, and expectations regarding, our future revenues and expenses and customer demand, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding our rebranding initiatives and strategy, and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “potential,” “should” and similar words and the negatives thereof constitute forward-looking statements. These forward-looking statements are based on our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, global business and economic conditions and growth trends in technology industries (including trends and markets related to artificial intelligence (“AI”)), our customer markets and various geographic regions; uncertainties in the geopolitical environment; our ability to manage our cost structure; disruptions in our operations or supply chain as a result of global pandemics or otherwise; changes in trade regulations or adverse developments in international trade relations and agreements; changes in currency exchange rates; overall information technology spending; appropriations for government spending; the success of our strategic initiatives including our proposed redomiciliation to the United States (which remains subject to shareholder and court approval), our rebranding and related strategy, any existing or potential collaborations, and additional investments in new products and additional capacity; acquisitions of companies or technologies and the failure to successfully integrate and operate them or customers’ negative reactions to them; issues, delays or complications in integrating the operations of Storm Private Holdings I Ltd. (together with its subsidiaries, “Stratus Technologies”); the failure to achieve the intended benefits of the sale of SMART Brazil (as defined below) and its business; limitations on or changes in the availability of supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; our dependence on a select number of customers and the timing and volume of customer orders; production or manufacturing difficulties; competitive factors; technological changes; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the memory market, LED market or other markets in which we participate; changes to applicable tax regimes or rates; changes to the valuation allowance for our deferred tax assets, including any potential inability to realize these assets in the future; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; and the continuing availability of borrowings under term loans and revolving lines of credit and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024, this Quarterly Report and the risks discussed in our other Securities and Exchange Commission (“SEC”) filings. Such risks, uncertainties and factors as outlined above and in such filings do not constitute all risks, uncertainties and factors that could cause actual results of Penguin Solutions to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
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

3

PART I. Financial Information
Item 1. Financial Statements

Penguin Solutions, Inc.
Consolidated Balance Sheets
(In thousands, except par value amounts)
(Unaudited)

As of	February 28, 2025	August 30, 2024
Assets
Cash and cash equivalents	$621,682	$383,147
Short-term investments	25,323	6,337
Accounts receivable, net	330,384	251,743
Inventories	199,737	151,213
Other current assets	67,639	75,264
Total current assets	1,244,765	867,704
Property and equipment, net	97,116	106,548
Operating lease right-of-use assets	56,363	60,349
Intangible assets, net	103,280	121,454
Goodwill	155,879	161,958
Deferred tax assets	84,944	85,078
Other noncurrent assets	68,997	71,415
Total assets	$1,811,344	$1,474,506

Liabilities and Equity
Accounts payable and accrued expenses	$278,093	$219,090
Current debt	19,891	—
Deferred revenue	121,646	63,954
Other current liabilities	54,075	44,552
Total current liabilities	473,705	327,596
Long-term debt	638,900	657,347
Noncurrent operating lease liabilities	56,816	60,542
Other noncurrent liabilities	30,032	29,813
Total liabilities	1,199,453	1,075,298

Commitments and contingencies

Penguin Solutions shareholders’ equity:
Ordinary shares, $0.03 par value; authorized 200,000 shares; 61,620 shares issued and 53,668 outstanding as of February 28, 2025; 60,226 shares issued and 53,277 outstanding as of August 30, 2024	1,849	1,807
Preferred shares, $0.03 par value; authorized 30,000 shares; 200 shares issued and outstanding as of February 28, 2025; no shares issued or outstanding as of August 30, 2024	6	—
Additional paid-in capital	731,323	513,335
Retained earnings	40,684	29,985
Treasury shares, 7,951 and 6,949 shares held as of February 28, 2025 and August 30, 2024, respectively	(171,351)	(153,756)
Accumulated other comprehensive income (loss)	17	10
Total Penguin Solutions shareholders’ equity	602,528	391,381
Noncontrolling interest in subsidiary	9,363	7,827
Total equity	611,891	399,208
Total liabilities and equity	$1,811,344	$1,474,506
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2025	March 1, 2024	February 28, 2025	March 1, 2024
Net sales:
Products	$301,479	$235,457	$571,739	$441,887
Services	64,040	49,364	134,882	117,181
Total net sales	365,519	284,821	706,621	559,068
Cost of sales:
Products	233,598	179,889	448,747	343,302
Services	27,273	22,998	55,414	50,982
Total cost of sales	260,871	202,887	504,161	394,284
Gross profit	104,648	81,934	202,460	164,784

Operating expenses:
Research and development	19,907	20,526	39,718	41,915
Selling, general and administrative	59,315	61,385	119,851	118,602
Impairment of goodwill	6,079	—	6,079	—
Other operating expense	859	3,335	968	6,274
Total operating expenses	86,160	85,246	166,616	166,791
Operating income (loss)	18,488	(3,312)	35,844	(2,007)

Non-operating (income) expense:
Interest expense, net	2,183	7,249	6,579	16,808
Other non-operating (income) expense	(209)	248	427	(328)
Total non-operating (income) expense	1,974	7,497	7,006	16,480
Income (loss) before taxes	16,514	(10,809)	28,838	(18,487)

Income tax provision	7,643	2,198	14,003	5,732
Net income (loss) from continuing operations	8,871	(13,007)	14,835	(24,219)
Net loss from discontinued operations	—	—	—	(8,148)
Net income (loss)	8,871	(13,007)	14,835	(32,367)
Net income attributable to noncontrolling interest	789	613	1,536	1,174
Net income (loss) attributable to Penguin Solutions	8,082	(13,620)	13,299	(33,541)

Preferred share dividends	2,600	—	2,600	—
Income available for distribution	5,482	(13,620)	10,699	(33,541)
Income allocated to participating securities	482	—	492	—
Net income available to ordinary shareholders	$5,000	$(13,620)	$10,207	$(33,541)

Basic earnings (loss) per ordinary share:
Continuing operations	$0.09	$(0.26)	$0.19	$(0.49)
Discontinued operations	—	—	—	(0.15)
	$0.09	$(0.26)	$0.19	$(0.64)
Diluted earnings (loss) per ordinary share:
Continuing operations	$0.09	$(0.26)	$0.19	$(0.49)
Discontinued operations	—	—	—	(0.15)
	$0.09	$(0.26)	$0.19	$(0.64)
Ordinary shares used in per share calculations:
Basic	53,454	52,031	53,468	52,050
Diluted	54,384	52,031	54,484	52,050
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2025	March 1, 2024	February 28, 2025	March 1, 2024
Net income (loss)	$8,871	$(13,007)	$14,835	$(32,367)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	(210)	—	(6,352)
Cumulative translation adjustment reclassified to net income (loss)	—	—	—	212,397
Gain (loss) on investments	(2)	13	7	25
Comprehensive income (loss)	8,869	(13,204)	14,842	173,703
Comprehensive income attributable to noncontrolling interest	789	613	1,536	1,174
Comprehensive income (loss) attributable to Penguin Solutions	$8,080	$(13,817)	$13,306	$172,529
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Ordinary		Preferred		Additional Paid-in-capital			Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Shareholders’ Equity	Non- controlling Interest in Subsidiary
	Shares Issued	Amount	Shares Issued	Amount		Retained Earnings	Treasury Shares				Total Equity
As of August 30, 2024	60,226	$1,807	$—	$—	$513,335	$29,985	$(153,756)	$10	$391,381	$7,827	$399,208
Net income	—	—	—	—	—	5,217	—	—	5,217	747	5,964
Other comprehensive income (loss)	—	—	—	—	—	—	—	9	9	—	9
Shares issued under equity plans	841	25	—	—	3,335	—	—	—	3,360	—	3,360
Repurchase of shares	—	—	—	—	—	—	(11,123)	—	(11,123)	—	(11,123)
Share-based compensation expense	—	—	—	—	11,531	—	—	—	11,531	—	11,531
As of November 29, 2024	61,067	1,832	—	—	528,201	35,202	(164,879)	19	400,375	8,574	408,949
Net income	—	—	—	—	—	8,082	—	—	8,082	789	8,871
Other comprehensive income (loss)	—	—	—	—	—	—	—	(2)	(2)	—	(2)
Shares issued under equity plans	553	17	—	—	365	—	—	—	382	—	382
Repurchase of shares	—	—	—	—	—	—	(6,472)	—	(6,472)	—	(6,472)
Share-based compensation expense	—	—	—	—	11,580	—	—	—	11,580	—	11,580
Issuance of preferred shares	—	—	200	6	191,177	—	—	—	191,183	—	191,183
Preferred share dividends	—	—	—	—	—	(2,600)	—	—	(2,600)	—	(2,600)
As of February 28, 2025	61,620	$1,849	200	$6	$731,323	$40,684	$(171,351)	$17	$602,528	$9,363	$611,891

The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Ordinary		Preferred		Additional Paid-in-capital			Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Shareholders’ Equity	Non- controlling Interest in Subsidiary
	Shares Issued	Amount	Shares Issued	Amount		Retained Earnings	Treasury Shares				Total Equity
As of August 25, 2023	57,542	$1,726	—	$—	$476,703	$82,457	$(132,447)	$(205,964)	$222,475	$6,758	$229,233
Net income (loss)	—	—	—	—	—	(19,921)	—	—	(19,921)	561	(19,360)
Other comprehensive income (loss)	—	—	—	—	—	—	—	206,267	206,267	—	206,267
Shares issued under equity plans	905	27	—	—	3,428	—	—	—	3,455	—	3,455
Repurchase of shares	—	—	—	—	—	—	(13,130)	—	(13,130)	—	(13,130)
Share-based compensation expense	—	—	—	—	11,014	—	—	—	11,014	—	11,014
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,470)	(1,470)
As of December 1, 2023	58,447	1,753	—	—	491,145	62,536	(145,577)	303	410,160	5,849	416,009
Net income (loss)	—	—	—	—	—	(13,620)	—	—	(13,620)	613	(13,007)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(197)	(197)	—	(197)
Shares issued under equity plans	525	16	—	—	776	—	—	—	792	—	792
Repurchase of shares	—	—	—	—	—	—	(2,732)	—	(2,732)	—	(2,732)
Share-based compensation expense	—	—	—	—	10,639	—	—	—	10,639	—	10,639
As of March 1, 2024	58,972	$1,769	—	$—	$502,560	$48,916	$(148,309)	$106	$405,042	$6,462	$411,504

The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Six Months Ended	February 28, 2025	March 1, 2024
Cash flows from operating activities
Net income (loss)	$14,835	$(32,367)
Net loss from discontinued operations	—	(8,148)
Net income (loss) from continuing operations	14,835	(24,219)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	28,998	34,810
Amortization of debt issuance costs	1,903	2,010
Share-based compensation expense	23,111	21,609
Impairment of goodwill	6,079	—
Loss on extinguishment or prepayment of debt	—	325
Deferred income taxes, net	163	194
Other	(1,428)	456
Changes in operating assets and liabilities:
Accounts receivable	(78,640)	49,530
Inventories	(46,165)	2,214
Other assets	15,720	(21,127)
Accounts payable and accrued expenses and other liabilities	122,120	994
Payment of acquisition-related contingent consideration	—	(29,000)
Net cash provided by operating activities from continuing operations	86,696	37,796
Net cash used for operating activities from discontinued operations	—	(28,235)
Net cash provided by operating activities	86,696	9,561

Cash flows from investing activities
Capital expenditures and deposits on equipment	(4,171)	(9,852)
Proceeds from maturities of investment securities	14,835	21,955
Purchases of held-to-maturity investment securities	(33,394)	(19,503)
Other	(541)	(746)
Net cash used for investing activities from continuing operations	(23,271)	(8,146)
Net cash provided by investing activities from discontinued operations	—	118,938
Net cash provided by (used for) investing activities	(23,271)	110,792

Cash flows from financing activities
Proceeds from issuance of preferred shares, net of $8,702 paid issuance costs	191,182	—
Repayments of debt	—	(51,634)
Payment of acquisition-related contingent consideration	—	(21,000)
Payments to acquire ordinary shares	(17,595)	(15,862)
Payment of preferred share cash dividends	(2,233)	—
Distribution to noncontrolling interest	—	(1,470)
Proceeds from issuance of ordinary shares	3,742	4,247
Other	—	(583)
Net cash provided by (used for) financing activities from continuing operations	175,096	(86,302)
Net cash used for financing activities from discontinued operations	—	(606)
Net cash provided by (used for) financing activities	175,096	(86,908)

Effect of changes in currency exchange rates	—	(1,180)
Net increase in cash, cash equivalents and restricted cash	238,521	32,265
Cash, cash equivalents and restricted cash at beginning of period	383,477	410,064
Cash, cash equivalents and restricted cash at end of period	$621,998	$442,329
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Penguin Solutions, Inc. (“Penguin Solutions,” “we,” “us,” “our,” the “Company” or similar terms) and its consolidated subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024 and the applicable rules and regulations of the SEC regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024.
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
Preferred Share Investment
On December 13, 2024, we closed the SKT Investment (as defined below) by SK Telecom Co., Ltd. (“SKT”). Pursuant to the terms of the Securities Purchase Agreement by and between Penguin Solutions and SKT (the “SKT Purchase Agreement”), we sold to Astra AI Infra LLC (“Astra AI Infra”), an affiliate of SKT, 200,000 convertible preferred shares, par value $0.03 per share, of Penguin Solutions (the “CPS”) at a price of $1,000 per share or an aggregate price of $200.0 million (the “SKT Investment”). The CPS have an initial liquidation preference of 1x and are only redeemable at our option in one installment upon notice, provided that no such notice shall be sent until at least five years after the date of the closing of the SKT Investment. The CPS vote together with the ordinary shares, par value $0.03 per share, of Penguin Solutions, on an as-converted basis, and entitle the holder to receive dividends of six percent per annum, cumulative, payable quarterly in-kind or in cash at our option, subject to certain conditions.

The holder of the CPS may convert the CPS into ordinary shares at any time, provided that the CPS may, at our option, automatically be converted into ordinary shares on any date following the second anniversary of the closing of the SKT Investment upon which the volume-weighted average price of the ordinary shares for any 15 consecutive trading day period equals or exceeds 150% of the then-applicable conversion price. The CPS are convertible into ordinary shares at an initial conversion price of $32.81, subject to adjustment upon the occurrence of certain events. Holders of the CPS are also entitled to certain protective provisions.
Additionally, on the closing date of the SKT Investment, we and Astra AI Infra entered into an Investor Agreement, and the Certificate of Designation relating to the CPS (the “CPS Certificate of Designation”) became effective. The Investor Agreement and the CPS Certificate of Designation provide for certain rights and restrictions relating to the SKT Investment, including but not limited to board representation rights, pro rata rights, registration rights and consent rights, and standstill provisions, disposition restrictions and voting obligations.
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
Pursuant to the Brazil Purchase Agreement, Brazil Seller sold to Brazil Purchaser, and Brazil Purchaser purchased from Brazil Seller, 81% of Brazil Seller’s right, title and interest in and to the outstanding quotas of SMART Brazil, with Brazil Seller retaining a 19% interest in SMART Brazil (the “Retained Interest”).
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
Assets and liabilities of SMART Brazil as of the November 29, 2023 disposal date were as follows:

As of	November 29, 2023
Cash and cash equivalents	$40,927
Accounts receivable, net	16,482
Inventories	26,103
Other current assets	17,800
Total current assets	101,312
Property and equipment, net	66,870
Operating lease right-of-use assets	6,912
Goodwill	19,856
Other noncurrent assets	27,490
Total assets	222,440
Impairment of SMART Brazil assets	(153,036)
Total assets, net of impairment	$69,404

Accounts payable and accrued expenses	$20,576
Current debt	3,872
Other current liabilities	1,023
Total current liabilities	25,471
Long-term debt	11,938
Noncurrent operating lease liabilities	5,686
Noncurrent deferred tax liabilities	28,564
Other noncurrent liabilities	93
Total liabilities	$71,752

Net assets (liabilities) of discontinued operations	$(2,348)

The following table presents the results of operations for SMART Brazil:

Six Months Ended	March 1, 2024
Net sales	$55,159
Cost of sales	50,560
Gross profit	4,599

Operating expenses:
Research and development	157
Selling, general and administrative	5,421
Other operating (income) expense	64
Total operating expenses	5,642
Operating loss	(1,043)

Non-operating (income) expense:
Loss from divestiture of 81% interest in SMART Brazil	10,888
Interest (income) expense, net	(1,262)
Other non-operating (income) expense	138
Total non-operating (income) expense	9,764
Loss before taxes	(10,807)
Income tax benefit	(2,659)
Net loss from discontinued operations	$(8,148)
Loss from Divestiture of SMART Brazil
The following table presents the calculation of the loss from the divestiture of an 81% interest in SMART Brazil:

Proceeds, less costs to sell and other expenses:
Consideration	$194,092
Costs to sell and other expenses	(4,150)
189,942

Basis in 81% interest in SMART Brazil:
Net assets of SMART Brazil	145,194
Cumulative translation adjustment (1)	212,397
357,591

Gain on revalue of 19% Retained Interest in SMART Brazil (2)	3,725
Pre-tax loss on divestiture of 81% interest in SMART Brazil	163,924
Income tax provision	26,580
Loss on divestiture of 81% interest in SMART Brazil	$190,504
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
(2)In connection with the transaction, we revalued our 19% Retained Interest in SMART Brazil based on the implied value for 100% of SMART Brazil, adjusted for lack of control premium. As of February 28, 2025, the carrying value of our remaining 19% interest in SMART Brazil was $37.8 million and was included in other noncurrent assets in the accompanying consolidated balance sheets as a non-marketable equity investment.

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
Cash and Investments
As of February 28, 2025 and August 30, 2024, all of our debt securities, the fair values of which approximated their carrying values, were classified as held to maturity. As of February 28, 2025, restricted cash, which is included in other noncurrent assets, was $0.3 million. Cash, cash equivalents and short-term investments were as follows:

	As of February 28, 2025		As of August 30, 2024
	Cash and Cash Equivalents	Short-term Investments	Cash and Cash Equivalents	Short-term Investments
Cash	$596,469	$—	$354,037	$—
Level 1:
Money market funds	25,213	—	29,110	—
U.S. Treasury securities	—	25,323	—	6,337
	$621,682	$25,323	$383,147	$6,337

Non-marketable Equity Investments
As of both February 28, 2025 and August 30, 2024, other noncurrent assets included $53.0 million of non-marketable equity investments, which are accounted for under the measurement alternative at cost less impairment, if any. In the event an observable price change occurs in an orderly transaction for an identical or a similar investment, the carrying value of investments would be remeasured to fair value as of the date that the observable transaction occurred, with any resulting gains or losses recorded in results of operations.
Accounts Receivable
In the third quarter of 2023, we entered into a trade accounts receivable sale program with a third-party financial institution to sell certain of our trade accounts receivable on a non-recourse basis pursuant to a factoring arrangement. This program allows us to sell certain of our trade accounts receivables up to $60.0 million. As of February 28, 2025, there have been no trade accounts receivable sold under this program.
Inventories

As of	February 28, 2025	August 30, 2024
Raw materials	$85,545	$75,514
Work in process	27,857	18,742
Finished goods	86,335	56,957
	$199,737	$151,213
As of February 28, 2025 and August 30, 2024, 19% and 14%, respectively, of total inventories were owned and held under our logistics services program.
Property and Equipment

As of	February 28, 2025	August 30, 2024
Equipment	$89,775	$89,848
Buildings and building improvements	67,563	70,462
Furniture, fixtures and software	47,404	48,027
Land	14,983	16,126
	219,725	224,463
Accumulated depreciation	(122,609)	(117,915)
	$97,116	$106,548
Depreciation expense for property and equipment was $5.0 million and $10.0 million in the second quarter and first six months of 2025, respectively, and $7.2 million and $14.7 million in the second quarter and first six months of 2024, respectively.

Intangible Assets and Goodwill

	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
As of	February 28, 2025		August 30, 2024
Intangible assets:
Technology	$143,322	$(71,147)	$142,539	$(58,948)
Customer relationships	47,700	(25,559)	72,500	(45,556)
Trademarks/trade names	27,974	(19,010)	27,964	(17,045)
	$218,996	$(115,716)	$243,003	$(121,549)

Goodwill by segment:
Advanced Computing	$141,159		$147,238
Integrated Memory	14,720		14,720
	$155,879		$161,958
In the first six months of 2025 and 2024, we capitalized $0.8 million and $0.9 million, respectively, for intangible assets with weighted-average useful lives of 18.5 years and 19.0 years, respectively. Amortization expense for intangible assets was $9.0 million and $19.0 million in the second quarter and first six months of 2025, respectively, and $9.9 million and $20.1 million in the second quarter and first six months of 2024, respectively. Amortization expense is expected to be $16.6 million for the remainder of 2025, $30.3 million for 2026, $29.7 million for 2027, $9.9 million for 2028, $6.0 million for 2029 and $10.8 million for 2030 and thereafter.
During the second quarter of 2023, we initiated a plan within our Advanced Computing segment pursuant to which we intend to wind down manufacturing and discontinue the sale of legacy products offered through our Penguin Edge business by approximately the end of 2025. As a result, we recorded a charge of $6.1 million in the second quarter of 2025 to impair the carrying value of Advanced Computing goodwill. At each reporting date, we reassess the estimated remaining cash flows of the Penguin Edge business. We currently anticipate that the goodwill of the Penguin Edge reporting unit of $10.0 million as of February 28, 2025 will become further impaired in future periods.
Accounts Payable and Accrued Expenses

As of	February 28, 2025	August 30, 2024
Accounts payable (1)	$238,247	$182,037
Salaries, wages and benefits	26,696	22,819
Income and other taxes	11,547	11,863
Other	1,603	2,371
	$278,093	$219,090
(1)Included accounts payable for property and equipment of $0.6 million and $0.4 million as of February 28, 2025 and August 30, 2024, respectively.
Debt

As of	February 28, 2025	August 30, 2024
Amended 2027 TLA	$297,821	$297,297
2030 Notes	193,355	192,778
2029 Notes	147,724	147,439
2026 Notes	19,891	19,833
	658,791	657,347
Less current debt	(19,891)	—
Long-term debt	$638,900	$657,347

Credit Facility
On February 7, 2022, Penguin Solutions and SMART Modular Technologies, Inc. entered into a credit agreement (the “Original Credit Agreement”) with a syndicate of banks and Citizens Bank, N.A., as administrative agent that provided for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the “2027 TLA”) and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (the “2027 Revolver”), in each case, maturing on February 7, 2027. On August 29, 2022, the Original Credit Agreement was amended (the “Amended Credit Agreement”) to, among other things, provide for incremental term loans in an aggregate amount of $300.0 million (together with the 2027 TLA, the “Amended 2027 TLA”). As of February 28, 2025, there was $300.0 million of principal amount outstanding under the Amended 2027 TLA, unamortized issuance costs were $2.2 million and the effective interest rate was 7.43%. As of February 28, 2025, there were no amounts outstanding under the 2027 Revolver and unamortized issuance costs were $1.8 million.
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
Convertible Senior Notes Interest
Unamortized debt discount and issuance costs are amortized over the terms of our 2026 Notes, our 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) and our 2.00% Convertible Senior Notes due 2030 (the “2030 Notes”) using the effective interest method. As of February 28, 2025 and August 30, 2024, the effective interest rate for our 2026 Notes was 2.83%. As of February 28, 2025 and August 30, 2024, the effective interest rate for our 2029 Notes was 2.40%. As of February 28, 2025 and August 30, 2024, the effective interest rate for our 2030 Notes was 2.65%. Aggregate interest expense for our convertible senior notes consisted of contractual stated interest and amortization of issuance costs and included the following:

	Three Months Ended		Six Months Ended
	February 28, 2025	March 1, 2024	February 28, 2025	March 1, 2024
Contractual stated interest	$1,842	$1,312	$3,684	$2,712
Amortization of debt issuance costs	461	264	919	561
	$2,303	$1,576	$4,603	$3,273
Maturities of Debt
As of February 28, 2025, maturities of debt were as follows:

Remainder of 2025	$—
2026	20,000
2027	300,015
2028	—
2029	150,000
2030 and thereafter	200,000
Less unamortized discount and issuance costs	(11,224)
$658,791

Leases
We have operating leases through which we utilize facilities, offices, and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2025	March 1, 2024	February 28, 2025	March 1, 2024
Fixed lease cost	$2,975	$3,181	$5,950	$6,686
Variable lease cost	615	399	1,063	848
Short-term lease cost	445	563	913	1,202
	$4,035	$4,143	$7,926	$8,736
Cash flows from operating activities included payments for operating leases of $4.3 million and $4.5 million in the first six months of 2025 and 2024, respectively.
As of February 28, 2025 and August 30, 2024, the weighted-average remaining lease term for our operating leases was 10.0 years and 10.1 years, respectively, and the weighted-average discount rate was 6.0% and 6.1%, respectively. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms.
As of February 28, 2025, minimum payments of lease liabilities were as follows:

Remainder of 2025	$5,794
2026	10,250
2027	7,905
2028	7,840
2029	8,053
2030 and thereafter	46,236
86,078
Less imputed interest	(21,854)
Present value of total lease liabilities	$64,224
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
Equity
Penguin Solutions Shareholders’ Equity
Preferred Shares
On December 13, 2024, we closed the SKT Investment. Pursuant to the terms of the SKT Purchase Agreement, we sold to Astra AI Infra, a special purpose vehicle formed by SKT to consummate the SKT Investment (the “SPV”), 200,000 convertible preferred shares, par value $0.03 per share, of Penguin Solutions at a price of $1,000 per share or an aggregate price of $200.0 million.
Conversion
A holder of the CPS may convert such holder’s CPS into ordinary shares at any time, provided that the CPS may, at our option, automatically be converted into ordinary shares on any date following the second anniversary of the closing of the SKT Investment upon which the volume-weighted average price of the ordinary shares for any fifteen consecutive trading day period equals or exceeds 150% of the then-applicable conversion price. The CPS are convertible into ordinary shares at an initial conversion price of $32.81, subject to customary adjustment upon the occurrence of certain events (including share subdivision and consolidation, certain dividends and distributions, and any reclassification or share exchange) and a share issuance limitation.

Dividends
The CPS entitle the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at the Company’s option, subject to certain conditions. We declared and paid preferred cash dividends of $2.2 million in the second quarter and first six months of 2025. As of February 28, 2025, we accrued preferred dividends of $0.4 million.

Liquidation Preference
In case of a Liquidation Trigger Event (as defined in the CPS Certificate of Designation), each holder of the CPS will be entitled to receive, in preference to holders of the ordinary shares, the greater of (i) the original issue price plus accrued but unpaid dividends (whether or not declared) to the date of the applicable Liquidation Trigger Event to the extent such accrued but unpaid dividends are not compounded dividends as of such time and (ii) the amount such holder of the CPS would receive had such holder, immediately prior to such Liquidation Trigger Event, converted the CPS into ordinary shares. The liquidation preference associated with the CPS was $1,000 per share at February 28, 2025.

Voting Rights
Except as specified under applicable law, each holder of the CPS will be entitled to vote or consent as a single class with the holders of ordinary shares on all matters submitted for a vote of or consent by holders of ordinary shares, such number of votes equal to the largest number of whole ordinary shares in which all CPS held of record by such holder could then be converted.

Director Designation Rights
SKT (through the SPV) is entitled to nominate one director if the total number of directors of the Company is eleven or less, and two directors if the total number of directors of the Company is twelve or more, to be elected or appointed to the Board of Directors of the Company (any such director, an “Investor Designee”). The right to nominate an Investor Designee continues until such time as SKT and its subsidiaries and affiliates (including the SPV) beneficially own less than five percent of the ordinary shares then issued and outstanding (calculated on a fully-diluted basis) directly or by holding the CPS.

Redemption Rights

The CPS will not be redeemable or repurchased upon the election of the holders of the CPS. We may repurchase the CPS in one installment upon notice to the holders of the CPS, provided that no such notice shall be sent until at least five years after the date of the closing of the SKT Investment.
Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million share repurchase authorization (the “Initial Authorization”), under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. On January 9, 2024, we announced that the Audit Committee of the Board of Directors approved an additional $75.0 million share repurchase authorization (the “Additional Authorization,” and together with the Initial Authorization, the “Current Authorization”). The Current Authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. In the first six months of 2025 and 2024, we repurchased 634 thousand and 931 thousand ordinary shares for $11.1 million and $13.9 million, respectively, under the Current Authorization. As of February 28, 2025, an aggregate of $66.6 million remained available for the repurchase of our ordinary shares under the Current Authorization. Certain of our agreements, including the Amended Credit Agreement, the SKT Purchase Agreement and the CPS Certificate of Designation, contain restrictions that limit our ability to repurchase our ordinary shares.
Other Share Repurchases
Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as ordinary share repurchases. In the first six months of 2025 and 2024, we repurchased 368 thousand and 113 thousand ordinary shares as payment of withholding taxes for $6.5 million and $1.9 million, respectively.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component in the first six months of 2025 were as follows:

Gains (Losses) on Investments
As of August 30, 2024	$10

Other comprehensive income (loss) before reclassifications	7
Reclassifications out of accumulated other comprehensive income	—
Other comprehensive income (loss)	7
As of February 28, 2025	$17
Fair Value Measurements

	Fair Value	Carrying Value	Fair Value	Carrying Value
As of	February 28, 2025		August 30, 2024
Assets:
Derivative financial instruments	$4,073	$4,073	$3,929	$3,929

Liabilities:
Amended 2027 TLA	$300,015	$297,821	$300,015	$297,297
2030 Notes	$199,144	$193,355	$199,160	$192,778
2029 Notes	$173,255	$147,724	$178,760	$147,439
2026 Notes	$23,254	$19,891	$23,918	$19,833

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
Equity Plans
As of February 28, 2025, 7.9 million of our ordinary shares were available for future awards under our equity plans.
The disclosures related to our restricted awards and employee share purchase plan include both our continuing and discontinued operations.
Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)
Restricted Award activity was as follows:

	Three Months Ended		Six Months Ended
	February 28, 2025	March 1, 2024	February 28, 2025	March 1, 2024
Restricted awards granted	60	205	683	624
Weighted-average grant date fair value per share	$20.59	$21.15	$20.79	$22.75
Aggregate vesting date fair value of shares vested	$10,649	$10,222	$19,677	$18,955
As of February 28, 2025, total unrecognized compensation costs for unvested Restricted Awards were $66.3 million, which were expected to be recognized over a weighted-average period of 2.4 years.
Employee Share Purchase Plan (“ESPP”)
Under our ESPP, employees purchased 253 thousand ordinary shares for $3.2 million in the first six months of 2025 and 298 thousand ordinary shares for $3.3 million in the first six months of 2024.
Share-Based Compensation Expense
Share-based compensation expense for our continuing operations was as follows:

	Three Months Ended		Six Months Ended
	February 28, 2025	March 1, 2024	February 28, 2025	March 1, 2024
Share-based compensation expense by caption:
Cost of sales	$1,776	$1,691	$3,419	$3,541
Research and development	1,598	1,781	3,287	3,414
Selling, general and administrative	8,206	7,167	16,405	14,907
	$11,580	$10,639	$23,111	$21,862
Income tax benefits for share-based awards were $1.4 million and $2.9 million in the second quarter and first six months of 2025, respectively, and $1.7 million and $3.5 million in the second quarter and first six months of 2024, respectively.

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

	Three Months Ended		Six Months Ended
	February 28, 2025	March 1, 2024	February 28, 2025	March 1, 2024
Cost of materials and services invoiced in connection with logistics services	$230,661	$90,670	$443,608	$199,639
Customer Contract Balances

As of	February 28, 2025	August 30, 2024
Contract assets (1)	$1,217	$1,801

Contract liabilities: (2)
Deferred revenue	$133,509	$76,178
Customer advances	10,679	6,036
	$144,188	$82,214
(1)Contract assets are included in other current and noncurrent assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customers are expected to take control of the asset or receive the benefit of the service.
Contract assets represent amounts recognized as revenue for which we do not have the unconditional right to consideration.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of February 28, 2025, we expect to recognize revenue of $121.6 million of the balance of $133.5 million in the next 12 months and the remaining amount thereafter. In the first six months of 2025, we recognized revenue of $52.2 million from satisfying performance obligations related to amounts included in deferred revenue as of August 30, 2024. In addition, as of February 28, 2025, other current liabilities included $18.6 million that is not included in the above remaining performance obligations. While this liability relates to amounts received from customers in connection with arrangements that are cancellable at the customer’s discretion, we have not had to refund any such amounts to our customers in the periods presented.
Customer advances, which is included in other current liabilities in the accompanying consolidated balance sheets, represent amounts received from customers for advance payments to secure product. In the first six months of 2025, we recognized revenue of $0.5 million from satisfying performance obligations related to amounts included in customer advances as of August 30, 2024.
As of February 28, 2025 and August 30, 2024, other current liabilities included $15.1 million and $12.2 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In recent periods, we initiated plans that included workforce reductions and the elimination of certain projects across our businesses. In connection therewith, we recorded restructuring charges of $1.0 million and $6.3 million in the first six months of 2025 and 2024, respectively, primarily for employee severance costs and other benefits. We anticipate that these activities will continue into future quarters and anticipate recording additional restructuring charges. As of February 28, 2025, $0.9 million remained unpaid, which is expected to be paid by the end of fiscal 2025.
Other Non-operating (Income) Expense

	Three Months Ended		Six Months Ended
	February 28, 2025	March 1, 2024	February 28, 2025	March 1, 2024
Loss on extinguishment or prepayment of debt	$—	$325	$—	$325
Loss (gain) from changes in foreign currency exchange rates	24	182	1,052	(364)
Loss (gain) on disposition of assets	93	41	73	86
Other	(326)	(300)	(698)	(375)
	$(209)	$248	$427	$(328)
Income Taxes

	Three Months Ended		Six Months Ended
	February 28, 2025	March 1, 2024	February 28, 2025	March 1, 2024
Income (loss) before taxes	$16,514	$(10,809)	$28,838	$(18,487)
Income tax provision	$7,643	$2,198	$14,003	$5,732
Effective tax rate	46.3%	(20.3)%	48.6%	(31.0)%
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
Our effective tax rate was 46.3% and 48.6% in the second quarter and first six months of 2025, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized and to withholding taxes, state income taxes, and nondeductible compensation paid to officers, partially offset by research and development tax credits. Our effective tax rate was (20.3)% and (31.0)% in the second quarter and first six months of 2024, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, withholding taxes and state income taxes.
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

Earnings Per Share
We calculate basic earnings per ordinary share (“EPS”) pursuant to the two-class method as a result of the issuance of the CPS on December 13, 2024. The two-class method is an earnings allocation formula that determines EPS for ordinary shares and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all current period earnings, distributed and undistributed, are allocated to ordinary shares and participating securities based on their respective rights to receive dividends. The CPS are considered a participating security. The CPS are not included in the computation of basic EPS in periods in which we have a net loss, as the CPS are not contractually obligated to share in our net losses.
With respect to the CPS, diluted EPS is calculated using the more dilutive of the two-class method or if-converted method. The two-class method uses net income available to ordinary shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities.
Dilutive potential ordinary shares include outstanding share options, unvested restricted share units, convertible notes and convertible preferred shares.
The following table summarizes the computation of basic and diluted EPS under the two-class or if-converted method in applicable periods, as well as the anti-dilutive shares excluded:

	Three Months Ended		Six Months Ended
	February 28, 2025	March 1, 2024	February 28, 2025	March 1, 2024
Net income (loss) from continuing operations	$8,082	$(13,620)	$13,299	$(25,393)
Net income (loss) from discontinued operations	—	—	—	(8,148)
Net income (loss) attributable to Penguin Solutions – Basic and Diluted	8,082	(13,620)	13,299	(33,541)
Less: Preferred share dividends	2,600	—	2,600	—
Income available for distribution	5,482	(13,620)	10,699	(33,541)
Income allocated to participating securities	482	—	492	—
Net income available to ordinary shareholders	$5,000	$(13,620)	$10,207	$(33,541)

Weighted-average shares outstanding – Basic	53,454	52,031	53,468	52,050
Dilutive effect of equity plans and convertible senior notes	930	—	1,016	—
Weighted-average shares outstanding – Diluted	54,384	52,031	54,484	52,050

Basic earnings (loss) per ordinary share:
Continuing operations	$0.09	$(0.26)	$0.19	$(0.49)
Discontinued operations	—	—	—	(0.15)
	$0.09	$(0.26)	$0.19	$(0.64)

Method used:	Two-Class		Two-Class
Diluted earnings (loss) per ordinary share:
Continuing operations	$0.09	$(0.26)	$0.19	$(0.49)
Discontinued operations	—	—	—	(0.15)
	$0.09	$(0.26)	$0.19	$(0.64)

Unweighted anti-dilutive shares:
Equity plans	1,049	5,396	1,528	5,396
Convertible notes	—	—	—	—
Preferred shares	6,096	—	6,096	—
	7,145	5,396	7,624	5,396
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

Segment and Other Information
Segment information presented below is consistent with how our chief operating decision maker evaluates operating results to make decisions about allocating resources and assessing performance. We have the following three business units, which are our reportable segments:
•Advanced Computing: Our Advanced Computing segment, under our Penguin Computing and Stratus brands, offers specialized platform solutions and services for artificial intelligence, high-performance computing, machine learning, advanced modeling and the internet of things that span the continuum of edge, core and cloud. Our solutions are designed specifically for customers across multiple markets, including hyperscale, financial services, energy, government, education, healthcare and others.
•Integrated Memory: Our Integrated Memory segment, under our SMART Modular Technologies brand, provides high-performance and reliable integrated memory solutions through the design, development and advanced packaging of leading-edge to extended lifecycle products. These specialty products are tailored to meet customer-specific requirements across networking and communications, enterprise storage and computing, including server applications and other vertical markets. These products are marketed to original equipment manufacturers and to commercial and government customers. The Integrated Memory segment also offers SMART Supply Chain Services, which provides customized, integrated supply chain services to enable our customers to better manage supply chain planning and execution, reduce costs and increase productivity.
•Optimized LED: Our Optimized LED segment, under our Cree LED brand, offers a broad portfolio of application-optimized LEDs focused on improving lumen density, intensity, efficacy, optical control and/or reliability. Backed by expert design assistance and superior sales support, our LED products enable our customers to develop and market LED-based products for general lighting, video displays and specialty lighting applications.
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

	Three Months Ended		Six Months Ended
	February 28, 2025	March 1, 2024	February 28, 2025	March 1, 2024
Net sales:
Advanced Computing	$200,157	$141,405	$377,583	$260,229
Integrated Memory	105,260	83,297	201,966	168,965
Optimized LED	60,102	60,119	127,072	129,874
Total net sales	$365,519	$284,821	$706,621	$559,068

Segment operating income:
Advanced Computing	$36,933	$22,291	$67,050	$40,192
Integrated Memory	10,970	6,016	18,086	13,211
Optimized LED	1,187	(1,793)	4,872	(210)
Total segment operating income	49,090	26,514	90,008	53,193

Unallocated:
Share-based compensation expense	(11,580)	(10,639)	(23,111)	(21,609)
Amortization of acquisition-related intangibles	(8,839)	(9,751)	(18,594)	(19,759)
Cost of sales-related restructuring	(77)	(216)	(35)	(884)
Diligence, acquisition and integration expense	(567)	(5,885)	(1,400)	(6,674)
Redomiciliation costs	(2,359)	—	(3,602)	—
Impairment of goodwill	(6,079)	—	(6,079)	—
Restructuring charges	(859)	(3,335)	(968)	(6,274)
Other	(242)	—	(375)	—
Total unallocated	(30,602)	(29,826)	(54,164)	(55,200)
Consolidated operating income (loss)	$18,488	$(3,312)	$35,844	$(2,007)

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
Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2025 and 2024 contain 52 weeks and 53 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated. All financial information for our subsidiaries in Brazil is included in our consolidated financial statements on a one-month lag because their fiscal years ended on July 31 of each year. In connection with the completion of the divestiture of an 81% interest in SMART Brazil, we ceased consolidating the operations of SMART Brazil in our financial statements as of the November 29, 2023 disposal date. As a result, financial information for the first quarter of 2024 includes the four-month period for the SMART Brazil operations from August 1, 2023 to November 29, 2023. All tabular amounts are in thousands, except percentages.
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
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Factors Affecting Our Operating Performance
Macro-Economic Demand Factors: Our business segments each have their own unique set of demand factors. Our Advanced Computing business is driven by demand for high-performance compute solutions across AI and machine learning initiatives, as well as traditional workload optimization and efficiency applications. Demand in our Integrated Memory segment is driven by end-market demand from OEMs for customer-specific solutions in vertical markets such as industrial, government, networking, high-performance compute and enterprise storage, as well as emerging demand for higher density and greater bandwidth solutions for AI deployments. Finally, demand for our Optimized LED products is derived from targeted end-market applications, such as general high-power and mid-power lighting and specialty lighting, including video display and horticulture applications. We believe our diversified business segments may sometimes provide a natural hedge against downturns in any particular industry. However, broader macro-economic trends can adversely affect all three segments concurrently.
Shifts in the Mix and Timing of Our Revenue: Shifts in the mix of revenue from our operating segments, and in the timing of revenue, which can vary significantly from period to period, can impact our business and operating results, including gross and operating margins. For example, our Advanced Computing segment has shown solid growth, but is subject to variability in its sales and margin profile from period to period for reasons such as the following: recognition of revenue is sometimes tied to customer decisions as to the completion of delivery and system go-live events, sales can be affected by the timing of customer deployments or customer budget considerations and margin is driven by the extent to which higher margin software and managed services comprise Advanced Computing sales. Our resource commitments and planning for each segment are relatively fixed in the short term, and as such, variability in expected revenue mix will have direct implications for our operating income and margins.
Our Ability to Identify, Complete and Successfully Integrate Acquisitions: A substantial portion of our growth over the last several years has been driven by acquisitions, and we intend to continue to use corporate development as an engine for growth. Within our existing segments, we plan to pursue acquisitions to expand features and functionality, expand into adjacent businesses and grow our customer base and geographic footprint. From time to time, we may seek to expand our addressable market by entering new business segments where, as we did with our Cree LED and Stratus Technologies acquisitions, we identify a business opportunity at scale with a path to being accretive to our overall operations in the near term. If we are unable to identify and complete attractive acquisitions, we may not be successful in growing our revenue and/or expanding our margins. Any acquisitions we do complete may require us to incur debt or raise capital through equity financings or may subject us to unforeseen liabilities or costs, or operational challenges, that in turn impede our ability to realize the expected returns on our investment.
Disruptions in Our Supply Chain May Adversely Affect Our Businesses: We depend on third-party suppliers for key components of our products, such as commodity DRAM components from offshore foundries that we use in our specialty memory products, third-party wafers that we use in our memory and LED businesses and AI and HPC components for our Advanced Computing business. In our memory and LED businesses, we have adopted a “Fab-Light” business model to reduce our capital expenditures and operating expenses, while affording greater flexibility in adapting to shifts in demand and other market trends. Our Fab-Light business model contributes to margin expansion in our overall business. However, our reliance on third-party manufacturers exposes us to risk of supply chain disruption and lost business. For example, the recent global semiconductor shortage has adversely affected our operating results. In addition, in our Advanced Computing business, where we source components from third parties, the high demand for and limited supply of AI components globally, as well as any delays in the production of such components, continues to affect our sourcing of these components and the timing of deployments. In particular, we continue to experience extended lead times for certain components that are incorporated into our overall solutions, which impacts how quickly we are able to ramp existing and new customer projects. If such disruptions worsen or are prolonged, or if there is meaningful disruption in our supply arrangement with any of our third-party suppliers, our operating results and financial condition may continue to be adversely affected.

Results of Operations

	Three Months Ended				Six Months Ended
	February 28, 2025		March 1, 2024		February 28, 2025		March 1, 2024
Net sales:
Advanced Computing	$200,157	54.8%	$141,405	49.6%	$377,583	53.4%	$260,229	46.5%
Integrated Memory	105,260	28.8%	83,297	29.2%	201,966	28.6%	168,965	30.2%
Optimized LED	60,102	16.4%	60,119	21.1%	127,072	18.0%	129,874	23.2%
Total net sales	365,519	100.0%	284,821	100.0%	706,621	100.0%	559,068	100.0%
Cost of sales	260,871	71.4%	202,887	71.2%	504,161	71.3%	394,284	70.5%
Gross profit	104,648	28.6%	81,934	28.8%	202,460	28.7%	164,784	29.5%

Operating expenses:
Research and development	19,907	5.4%	20,526	7.2%	39,718	5.6%	41,915	7.5%
Selling, general and administrative	59,315	16.2%	61,385	21.6%	119,851	17.0%	118,602	21.2%
Impairment of goodwill	6,079	1.7%	—	—%	6,079	0.9%	—	—%
Other operating expense	859	0.2%	3,335	1.2%	968	0.1%	6,274	1.1%
Total operating expenses	86,160	23.6%	85,246	29.9%	166,616	23.6%	166,791	29.8%
Operating income (loss)	18,488	5.1%	(3,312)	(1.2)%	35,844	5.1%	(2,007)	(0.4)%

Non-operating (income) expense:
Interest expense, net	2,183	0.6%	7,249	2.5%	6,579	0.9%	16,808	3.0%
Other non-operating (income) expense	(209)	(0.1)%	248	0.1%	427	0.1%	(328)	(0.1)%
Total non-operating (income) expense	1,974	0.5%	7,497	2.6%	7,006	1.0%	16,480	2.9%
Income (loss) before taxes	16,514	4.5%	(10,809)	(3.8)%	28,838	4.1%	(18,487)	(3.3)%

Income tax provision	7,643	2.1%	2,198	0.8%	14,003	2.0%	5,732	1.0%
Net income (loss) from continuing operations	8,871	2.4%	(13,007)	(4.6)%	14,835	2.1%	(24,219)	(4.3)%
Net loss from discontinued operations	—	—%	—	—%	—	—%	(8,148)	(1.5)%
Net income (loss)	8,871	2.4%	(13,007)	(4.6)%	14,835	2.1%	(32,367)	(5.8)%
Net income attributable to noncontrolling interest	789	0.2%	613	0.2%	1,536	0.2%	1,174	0.2%
Net income (loss) attributable to Penguin Solutions	8,082	2.2%	(13,620)	(4.8)%	13,299	1.9%	(33,541)	(6.0)%
Preferred share dividends	2,600	0.7%	—	—%	2,600	0.4%	—	—%
Income available for distribution	5,482	1.5%	(13,620)	(4.8)%	10,699	1.5%	(33,541)	(6.0)%
Income allocated to participating securities	482	0.1%	—	—%	492	0.1%	—	—%
Net income available to ordinary shareholders	$5,000	1.4%	$(13,620)	(4.8)%	$10,207	1.4%	$(33,541)	(6.0)%
Percentages represent percentage of total net sales. Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales increased by $80.7 million, or 28.3%, and $147.6 million, or 26.4%, in the second quarter and first six months of 2025, respectively, compared to the same periods in the prior year. These increases are due to higher sales from our Advanced Computing and Integrated Memory business segments. Advanced Computing net sales increased by $58.8 million, or 41.5%, and $117.4 million, or 45.1%, in the second quarter and first six months of 2025, respectively, compared to the same periods in the prior year, primarily due to higher hardware sales driven by increased demand for AI solutions and high-performance computing. Integrated Memory net sales increased by $22.0 million, or 26.4%, and $33.0 million, or 19.5%, in the second quarter and first six months of 2025, respectively, compared to the same periods in the prior year, primarily due to higher sales volumes of DRAM products stemming from improved market demand, partially offset by lower supply chain services. Optimized LED net sales were flat in the second quarter and decreased by $2.8 million, or 2.2%, in the first six months of 2025, compared to the same periods in the prior year, primarily due to lower direct sales across China and Europe.
Cost of sales increased by $58.0 million, or 28.6%, and $109.9 million, or 27.9%, in the second quarter and first six months of 2025, respectively, compared to the same periods in the prior year, primarily driven by increased product sales from our Advanced Computing and Integrated Memory segments as noted above.
Gross margin decreased to 28.6% in the second quarter of 2025 compared to 28.8% in the same period in 2024, and to 28.7% in the first six months of 2025 compared to 29.5% in the same period of 2024, primarily due to unfavorable mix from higher product revenue in our Advanced Computing business.

Non-GAAP Measure of Segment Operating Income
Below is a table of our operating income, measured on a non-GAAP basis, which Penguin Solutions management uses to supplement Penguin Solutions’ financial results under GAAP to analyze its operations and make decisions as to future operational plans and believes that this supplemental non-GAAP information is useful to investors in analyzing and assessing our past and future operating performance. These non-GAAP measures exclude certain items, such as share-based compensation expense; amortization of acquisition-related intangible assets (consisting of amortization of developed technology, customer relationships, trademarks/trade names and backlog acquired in connection with business combinations); acquisition-related inventory adjustments; diligence, acquisition and integration expense; restructuring charges; impairment of goodwill; changes in the fair value of contingent consideration; redomiciliation costs; and other infrequent or unusual items. While amortization of acquisition-related intangible assets is excluded, the revenues from acquired companies is reflected in our non-GAAP measures and these intangible assets contribute to revenue generation. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment and Other Information.”
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

	Three Months Ended		Six Months Ended
	February 28, 2025	March 1, 2024	February 28, 2025	March 1, 2024
GAAP operating income (loss)	$18,488	$(3,312)	$35,844	$(2,007)
Share-based compensation expense	11,580	10,639	23,111	21,609
Amortization of acquisition-related intangibles	8,839	9,751	18,594	19,759
Cost of sales-related restructuring	77	216	35	884
Diligence, acquisition and integration expense	567	5,885	1,400	6,674
Redomiciliation costs (1)	2,359	—	3,602	—
Impairment of goodwill	6,079	—	6,079	—
Restructuring charges	859	3,335	968	6,274
Other (1)	242	—	375	—
Non-GAAP operating income	$49,090	$26,514	$90,008	$53,193

Non-GAAP operating income (loss) by segment:
Advanced Computing	$36,933	$22,291	$67,050	$40,192
Integrated Memory	10,970	6,016	18,086	13,211
Optimized LED	1,187	(1,793)	4,872	(210)
Total non-GAAP operating income (loss) by segment	$49,090	$26,514	$90,008	$53,193
(1) In the second quarter of 2025 we began breaking out redomiciliation costs from “Other.” All periods presented have been adjusted to reflect this change.
Advanced Computing operating income increased by $14.6 million, or 65.7%, and $26.9 million, or 66.8%, in the second quarter and first six months of 2025, respectively, as compared to the same periods in the prior year, primarily due to increased net revenue, as well as lower operating expenses, mainly driven by lower subcontract services, partially offset by increased operating expenses, mainly driven by increased personnel costs stemming from bonus achievement.
Integrated Memory operating income increased by $5.0 million, or 82.3%, and $4.9 million, or 36.9%, in the second quarter and first six months of 2025, respectively, as compared to the same periods in the prior year, primarily due to increased net revenue, partially offset by increased operating expenses, mainly driven by increased personnel costs stemming from bonus achievement.
Optimized LED operating income increased by $3.0 million, or 166.2%, and $5.1 million, or 2,420.0%, in the second quarter and first six months of 2025, respectively, as compared to the same periods in the prior year, primarily due to higher gross profit, stemming from more favorable product mix.

Operating and Non-operating (Income) Expense
Research and Development
Research and development expense decreased by $0.6 million, or 3.0%, and $2.2 million, or 5.2%, in the second quarter and first six months of 2025, respectively, as compared to the same periods in the prior year, primarily due to lower personnel-related expenses mainly driven by headcount reductions, as well as lower subcontract services mainly driven by Penguin Computing.
Selling, General and Administrative
Selling, general and administrative expense decreased by $2.1 million, or 3.4%, in the second quarter of 2025, as compared to the same period in the prior year, primarily due to decreased professional services, partially offset by higher personnel-related expenses stemming from increased bonus achievement as a result of company performance. Selling, general and administrative expense increased by $1.2 million, or 1.1%, in the first six months of 2025, as compared to the same period in the prior year, primarily due to higher personnel-related expenses stemming from increased bonus achievement as a result of company performance, partially offset by decreased professional services stemming from increased cost in the prior year due to the SMART Brazil divestiture referenced above.
Impairment of Goodwill
During the second quarter of 2023, we initiated a plan pursuant to which we intend to wind down manufacturing and discontinue the sale of certain legacy products offered through our Penguin Edge business by approximately the end of 2025. In connection therewith and with the preparation of the financial statements included in this Quarterly Report, we assessed goodwill associated with our Penguin Edge business within our Advanced Computing segment and concluded it was partially impaired. As a result, we recorded a charge of $6.1 million in the second quarter of 2025 to impair the carrying value of Advanced Computing goodwill. We currently anticipate that the goodwill of the Penguin Edge reporting unit of $10.0 million as of February 28, 2025 will become further impaired in future periods.
Other Operating (Income) Expense
Other operating expense in the first six months of 2025 and 2024 included restructuring charges of $1.0 million and $6.3 million, respectively, primarily for employee severance costs and other benefits resulting from workforce reductions, the elimination of certain projects across our businesses and other costs associated with the wind down of our Penguin Edge business. We anticipate that these activities will continue into future quarters and anticipate recording additional restructuring charges.
Interest Expense, Net
Net interest expense decreased by $5.1 million in the first six months of 2025 compared to the same period in the prior year, primarily due to principal payments made on the Amended 2027 TLA (as defined below) during the last half of fiscal 2024.
Other Non-operating (Income) Expense
Other non-operating (income) expense in the first six months of 2025 and 2024 primarily reflected foreign currency gains (losses). See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Other Non-operating (Income) Expense.”
Income Tax Provision (Benefit)
Income tax provision in the second quarter and first six months of 2025 increased by $5.4 million and by $8.3 million, respectively, as compared to the same periods in the prior year, primarily due to an increase in profit before tax in jurisdictions subject to income tax, partially offset by a reduction in withholding tax and increase in research and development tax credit.
Our effective tax rate was 46.3% and 48.6% in the second quarter and first six months of 2025, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized and to withholding taxes, state income taxes, and nondeductible compensation paid to officers, partially offset by research and development tax credits. Our effective tax rate was (20.3)% and (31.0)% in the second quarter and first six months of 2024, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, withholding taxes and state income taxes.
The global minimum tax under the Pillar Two framework became effective for us in the first quarter of 2025. While the impact on our unaudited consolidated financial statements is currently not material, our analysis is ongoing as the Organisation for Economic Co-operation and Development continues to release additional guidance and countries enact related legislation.
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Income Taxes.”
Net Income (Loss) From Discontinued Operations
As discussed above, we have presented the results of SMART Brazil as discontinued operations in our consolidated statements of operations. In the first quarter of 2024, we completed the divestiture, and in connection therewith, recognized a loss of $8.9 million.
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Liquidity and Capital Resources
As of February 28, 2025, we had cash, cash equivalents and short-term investments of $647.0 million, of which $489.2 million was held by subsidiaries outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts, money market funds and time deposits. We do not acquire investments for trading or speculative purposes.
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
Credit Facility
On February 7, 2022, Penguin Solutions and SMART Modular Technologies, Inc. entered into a credit agreement (the “Original Credit Agreement”) with a syndicate of banks and Citizens Bank, N.A., as administrative agent that provided for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the “2027 TLA”) and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (the “2027 Revolver”), in each case, maturing on February 7, 2027. The Original Credit Agreement provided that up to $35.0 million of the 2027 Revolver is available for issuances of letters of credit. On August 29, 2022, the Original Credit Agreement was amended (the “Amended Credit Agreement”) to, among other things, provide for incremental term loans in an aggregate amount of $300.0 million (together with the 2027 TLA, the “Amended 2027 TLA”), amend the First Lien Leverage Ratio (as defined in the Amended Credit Agreement) and increase the aggregate amount of unrestricted cash and permitted investments netted from the definitions of Consolidated First Lien Debt and Consolidated Net Debt. As of February 28, 2025, there was $300.0 million of aggregate principal amount outstanding under the Amended 2027 TLA and there were no amounts outstanding under the 2027 Revolver.

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
Preferred Share Investment
On December 13, 2024, we closed the SKT Investment (as defined below) by SK Telecom Co., Ltd. (“SKT”). Pursuant to the SKT Purchase Agreement, we sold to Astra AI Infra LLC, an affiliate of SKT, 200,000 convertible preferred shares, par value $0.03 per share, of Penguin Solutions (defined above as the “CPS”), at a price of $1,000 per share or an aggregate price of $200.0 million (the “SKT Investment”). The CPS are convertible into ordinary shares at an initial conversion price of $32.81, subject to adjustment upon the occurrence of certain events, will have an initial liquidation preference of 1x and will only be redeemable at our option, subject to certain conditions. The holder of the CPS may convert such holder’s CPS into ordinary shares at any time, provided that the CPS may, at our option, automatically be converted into ordinary shares on any date following the second anniversary of the closing upon certain conditions. The CPS entitles the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option.
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Preferred Share Investment.”
Cash Flows

	Six Months Ended
	February 28, 2025	March 1, 2024
Net cash provided by operating activities from continuing operations	$86,696	$37,796
Net cash used for investing activities from continuing operations	(23,271)	(8,146)
Net cash provided by (used for) financing activities from continuing operations	175,096	(86,302)
Net increase in cash and cash equivalents from discontinued operations	—	90,097
Effect of changes in currency exchange rates	—	(1,180)
Net increase in cash, cash equivalents and restricted cash	$238,521	$32,265
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, share-based compensation, gains and losses from investing or financing activities, and from the effects of changes in operating assets and liabilities.
Net cash provided by operating activities from continuing operations in the first six months of 2025 resulted primarily from net income of $14.8 million, adjusted for non-cash items of $58.8 million. Operating cash flows were positively affected by a $13.0 million net change in our operating assets and liabilities, primarily from the effects of an increase of $122.1 million in accounts payable and accrued expenses and other liabilities primarily due to increase in deferred revenue from customer services and higher accounts payable related to the timing of trade purchases, and a decrease of $15.7 million in other assets, partially offset by an increase of $46.2 million in inventories, primarily to support future demand across both Advanced Computing and Integrated Memory, and an increase of $78.6 million in accounts receivable primarily due to increased sales.
Net cash provided by operating activities from continuing operations in the first six months of 2024 resulted primarily from a net loss of $24.2 million, adjusted for non-cash items of $59.4 million. Operating cash flows were favorably affected by a $2.6 million net change in our operating assets and liabilities, primarily from the effects of a decrease of $49.5 million in accounts receivable partially offset by the payment of $29.0 million of contingent consideration related to our 2023 acquisition of Stratus Technologies and an increase of $21.1 million in other current assets. The decrease in accounts receivable was primarily due to lower gross sales in our Advanced Computing and Integrated Memory segments.
Investing Activities: Net cash used for investing activities from continuing operations in the first six months of 2025 consisted primarily of $18.6 million net purchase of marketable investment securities and $4.2 million for capital expenditures and deposits on equipment.

Net cash used for investing activities from continuing operations in the first six months of 2024 consisted of $9.9 million for capital expenditures and deposits on equipment, offset by net maturities of marketable investment securities of $2.5 million.
Financing Activities: Net cash provided by financing activities from continuing operations in the first six months of 2025 consisted primarily of $191.2 million of proceeds from the issuance of preferred shares, net of issuance costs of $8.8 million, and $3.7 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by $17.6 million of payments to acquire our ordinary shares (including $11.1 million under our share repurchase program).
Net cash used for financing activities from continuing operations in the first six months of 2024 consisted primarily of $51.6 million in principal repayment of debt, $21.0 million for payment of contingent consideration related to our 2023 acquisition of Stratus Technologies and $15.9 million of payments to acquire our ordinary shares (including $13.9 million under our share repurchase program), partially offset by $4.2 million in proceeds from the issuance of ordinary shares from our equity plans.
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
Based on our monetary assets and liabilities denominated in foreign currencies as of February 28, 2025 and August 30, 2024, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $2.2 million and $2.5 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of February 28, 2025, we had $300.0 million outstanding under the Amended 2027 TLA. In addition, our Amended Credit Agreement provides for borrowings of up to $250.0 million under the 2027 Revolver. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2027 Revolver were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense, and a decrease in our cash flows, of $5.5 million per year.
As of February 28, 2025, we had cash, cash equivalents and short-term investments of $647.0 million. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions and in short-duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or decreases in interest rates would be expected to augment or reduce future interest income by an insignificant amount.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of February 28, 2025 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
During the second quarter of 2025, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Commitments and Contingencies” and “Item 1A. Risk Factors.”
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties and the other information in this Quarterly Report, including “PART I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, in “PART I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024, and in the section titled “Risk Factors” in our preliminary proxy statement on Schedule 14A filed on March 24, 2025. Our business, financial condition or results of operations could be materially and adversely affected if any of these risks occurs and, as a result, the market price of our ordinary shares could decline and you could lose all or part of your investment.
This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional information. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including the risks facing our Company described below, in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024 and our preliminary proxy statement on Schedule 14A filed on March 24, 2025.
Tariffs, other trade restrictions, or taxes have had in the past and could have in the future, an adverse impact on our business, operations, and financial results.
We source materials from, manufacture products in, and sell products in foreign countries, including China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. For example, any economic and political uncertainty caused by the U.S. tariffs imposed on goods from China and other countries by the current administration, among additional potential countries, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future negatively impact, demand and/or has in the past increased, or may in the future increase, the cost for certain of our products, particularly within our LED business. In addition, many of our customers also rely on international trade and may experience impacts similar to our own, which could in turn affect their relationship with us. Furthermore, the imposition of additional tariffs, duties, border adjustment taxes or other trade restrictions by the United States could result in the adoption of additional or increased tariffs or other trade restrictions by other countries. Tariffs may in the future increase our cost of materials and may cause us to increase prices to our customers, which we believe may reduce demand for our products. Our price increases may not be sufficient to fully offset the impact of tariffs and may result in lowering our margin on products sold. In sum, if the United States Government increases or implements additional tariffs, or if additional tariffs or trade restrictions are implemented by other countries, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. The volatility and unpredictability of international trade policies and conditions add further complexity to our operations, making it challenging to forecast and plan effectively. We are not able to predict future trade policy of the United States (including any potential changes in U.S. trade policy if there is a change in administration) or of any foreign countries in which we operate or purchase goods, or the terms of any trade agreements or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence or threat of a trade war or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, operating results and financial condition.
The anticipated benefits of the planned U.S. Domestication may not be realized.
On March 24, 2025, we announced our expectation to redomicile our parent holding company from the Cayman Islands to the State of Delaware in the United States (the “U.S. Domestication”), subject to shareholder approval and Cayman court approval. We may not realize the benefits we anticipate from the planned U.S. Domestication, particularly as the achievement of the benefits are in many important respects subject to factors that we do not and cannot control, including the reaction of third parties with whom we enter into contracts and do business and the reaction of investors. Our failure to realize those benefits could have a material and adverse effect on our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 5, 2022, we announced that our Board of Directors approved a $75.0 million share repurchase authorization (defined above as the “Initial Authorization”), under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. On January 9, 2024, we announced that the Audit Committee of the Board of Directors approved an additional $75.0 million share repurchase authorization (defined above as the “Additional Authorization,” and together with the Initial Authorization, the “Current Authorization”). The Current Authorization has no expiration date but may be suspended or terminated by the Board of Directors at any time. As of February 28, 2025, the remaining aggregate dollar value of shares that may be repurchased under the Current Authorization was $66.6 million. Certain of our agreements, including the Amended Credit Agreement, the SKT Purchase Agreement and the CPS Certificate of Designation relating to the SKT Investment, contain restrictions that limit our ability to repurchase our ordinary shares.
The following table sets forth information relating to repurchases of our equity securities during the three months ended February 28, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 30, 2024 - December 27, 2024	167,046	$19.70	167,046	$66,616,000
December 28, 2024 - January 24, 2025	—	$—	—	$66,616,000
January 25, 2025 - February 28, 2025	—	$—	—	$66,616,000
	167,046	$19.70	167,046
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended February 28, 2025, no director or officer of Penguin Solutions adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Memorandum and Articles of Association of Penguin Solutions, Inc.		8-K	001-38102	3.1	10/15/2024
3.2	Certificate of Designation of Convertible Preferred Shares	X
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act of 1934		10-K	001-38102	4.1	10/25/2021
4.2	Investor Agreement, dated as of December 13, 2024, by and between Astra AI Infra LLC and Penguin Solutions, Inc.	X
10.1*	Amended and Restated Offer Letter by and between Penguin Solutions, Inc. and Anne Kuykendall, effective as of September 25, 2023	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Constitutes a management contract or compensatory plan or arrangement.
**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Penguin Solutions, Inc.
Date: April 2, 2025	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 2, 2025	By:	/s/ Nate Olmstead
Nate Olmstead
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

