Form 10-Q
period 2025-05-30
Penguin Solutions, Inc.
filed 2025-07-08
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38102

PENGUIN SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-5142687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1390 McCarthy Boulevard
Milpitas, CA	95035
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 623-1231
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.03 par value per share	PENG	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 3, 2025, the registrant had 52,401,114 shares of common stock outstanding.

Explanatory Note
On June 30, 2025, we completed the redomiciliation of the parent company of our corporate group, Penguin Solutions, Inc., a Cayman Islands exempted company (“Penguin Solutions Cayman”), from the Cayman Islands to the State of Delaware in the United States, resulting in Penguin Solutions, Inc., a Delaware corporation (“Penguin Solutions Delaware”), becoming our publicly traded parent company (the “U.S. Domestication”). Penguin Solutions Delaware is the successor issuer to Penguin Solutions Cayman. The U.S. Domestication was approved by the shareholders of Penguin Solutions Cayman and effected via a court-sanctioned scheme of arrangement under Cayman Islands law, pursuant to which each ordinary share of Penguin Solutions Cayman was exchanged for one share of common stock of Penguin Solutions Delaware, and each convertible preferred share of Penguin Solutions Cayman was exchanged for one share of convertible preferred stock of Penguin Solutions Delaware. Additional information about the U.S. Domestication was included in Penguin Solutions Cayman’s definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2025.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements may include, but are not limited to, statements regarding future events or our future financial or operating performance, the extent and timing of, and expectations regarding, our future revenues and expenses and customer demand, statements regarding our objectives and development of our services and capabilities, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding our rebranding initiatives and strategy, and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “potential,” “should” and similar words and the negatives thereof. These forward-looking statements are based on our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, global business and economic conditions, including the impact on the financial condition of our customers, particularly in challenging macroeconomic environments, growth trends in technology industries (including trends and markets related to artificial intelligence (“AI”)), our customer markets and various geographic regions; uncertainties in the geopolitical environment; our ability to manage our cost structure; disruptions in our operations or supply chain as a result of global pandemics or otherwise; changes in trade regulations and tariffs or adverse developments in international trade relations and agreements; changes in currency exchange rates; overall information technology spending, including changes in customer spending on our products and services; appropriations for government spending; the success of our strategic initiatives including our U.S. Domestication and our ability to realize the anticipated benefits thereof, our rebranding and related strategy, any existing or potential collaborations, and additional investments in new products and additional capacity; acquisitions of companies or technologies and the failure to successfully integrate and operate them or customers’ negative reactions to them; issues, delays or complications in integrating the operations of Storm Private Holdings I Ltd. (together with its subsidiaries, “Stratus Technologies”); the failure to achieve the intended benefits of the sale of SMART Brazil (as defined below) and its business; the impact of and expected timing of winding down the manufacturing and discontinuing the sale of products offered through our Penguin Edge business; limitations on or changes in the availability of supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; our dependence on a select number of customers, and the timing and volume of customer orders and renewals; the impact of customer churn rates, including discounting and churn of significant customers from whom we derive a significant percent of our revenue; production or manufacturing difficulties; competitive factors; technological changes; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the memory market, LED market or other markets in which we participate; changes to applicable tax regimes or rates; changes to the valuation allowance for our deferred tax assets, including any potential inability to realize these assets in the future; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; and the continuing availability of borrowings under revolving lines of credit or other debt arrangements and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in the Annual Report on Form

10-K for the fiscal year ended August 30, 2024 filed by our predecessor Penguin Solutions Cayman (the “2024 Annual Report”), this Quarterly Report and the risks discussed in our other SEC filings. Such risks, uncertainties and factors as outlined above and in such filings could cause actual results of Penguin Solutions to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
The forward-looking statements included in this Quarterly Report are made only as of the date of this Quarterly Report. We do not intend, and have no obligation, to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Quarterly Report, except as required by law.
About This Quarterly Report
As used herein, unless stated otherwise or the context requires otherwise, the terms “Penguin Solutions,” “Company,” “Registrant,” “we,” “our,” “us” or similar terms (i) for periods prior to the consummation of the U.S. Domestication, refer to Penguin Solutions Cayman and its consolidated subsidiaries and (ii) for periods at or after the consummation of the U.S. Domestication, refer to Penguin Solutions Delaware and its consolidated subsidiaries. Throughout this Quarterly Report, we refer to our equity securities (i) for periods prior to the consummation of the U.S. Domestication, as ordinary shares and/or convertible preferred shares and (ii) for periods at or after the consummation of the U.S. Domestication, as shares of common stock and/or shares of convertible preferred stock. For a description of our equity securities following the U.S. Domestication, see information under the heading “Description of Penguin Solutions Delaware Capital Stock” contained in our Current Report on Form 8-K12B filed with the SEC on June 30, 2025.
The common stock of Penguin Solutions Delaware began trading on The Nasdaq Global Select Market on July 1, 2025 (the first trading day following the U.S. Domestication) under the symbol “PENG”, which is the same symbol under which Penguin Solutions Cayman ordinary shares previously traded.
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

4

PART I. Financial Information
Item 1. Financial Statements

Penguin Solutions, Inc.
Consolidated Balance Sheets
(In thousands, except par value amounts)
(Unaudited)

As of	May 30, 2025	August 30, 2024
Assets
Cash and cash equivalents	$709,871	$383,147
Short-term investments	25,676	6,337
Accounts receivable, net	292,504	251,743
Inventories	184,348	151,213
Other current assets	37,497	75,264
Total current assets	1,249,896	867,704
Property and equipment, net	93,882	106,548
Operating lease right-of-use assets	61,850	60,349
Intangible assets, net	95,130	121,454
Goodwill	150,585	161,958
Deferred tax assets	83,872	85,078
Other noncurrent assets	67,567	71,415
Total assets	$1,802,782	$1,474,506

Liabilities and Equity
Accounts payable and accrued expenses	$310,572	$219,090
Current debt	19,916	—
Deferred revenue	101,374	63,954
Other current liabilities	44,882	44,552
Total current liabilities	476,744	327,596
Long-term debt	639,562	657,347
Noncurrent operating lease liabilities	63,650	60,542
Other noncurrent liabilities	27,903	29,813
Total liabilities	1,207,859	1,075,298

Commitments and contingencies

Penguin Solutions shareholders’ equity:
Ordinary shares, $0.03 par value; authorized 200,000 shares; 62,306 shares issued and 52,417 outstanding as of May 30, 2025; 60,226 shares issued and 53,277 outstanding as of August 30, 2024	1,869	1,807
Preferred shares, $0.03 par value; authorized 30,000 shares; 200 shares issued and outstanding as of May 30, 2025; no shares issued or outstanding as of August 30, 2024	6	—
Additional paid-in capital	745,557	513,335
Retained earnings	40,312	29,985
Treasury shares, 9,889 and 6,949 shares held as of May 30, 2025 and August 30, 2024, respectively	(202,996)	(153,756)
Accumulated other comprehensive income	23	10
Total Penguin Solutions shareholders’ equity	584,771	391,381
Noncontrolling interest in subsidiary	10,152	7,827
Total equity	594,923	399,208
Total liabilities and equity	$1,802,782	$1,474,506
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 30, 2025	May 31, 2024	May 30, 2025	May 31, 2024
Net sales:
Products	$258,735	$233,105	$830,474	$674,992
Services	65,516	67,475	200,398	184,656
Total net sales	324,251	300,580	1,030,872	859,648
Cost of sales:
Products	200,081	182,517	648,828	525,819
Services	29,087	29,157	84,501	80,139
Total cost of sales	229,168	211,674	733,329	605,958
Gross profit	95,083	88,906	297,543	253,690

Operating expenses:
Research and development	20,222	19,681	59,940	61,596
Selling, general and administrative	59,724	57,249	179,575	175,851
Impairment of goodwill	5,294	—	11,373	—
Other operating expense	—	465	968	6,739
Total operating expenses	85,240	77,395	251,856	244,186
Operating income (loss)	9,843	11,511	45,687	9,504

Non-operating (income) expense:
Interest expense, net	573	6,167	7,152	22,975
Other non-operating (income) expense	(1,439)	441	(1,012)	113
Total non-operating (income) expense	(866)	6,608	6,140	23,088
Income (loss) before taxes	10,709	4,903	39,547	(13,584)

Income tax provision (benefit)	7,259	(1,323)	21,262	4,409
Net income (loss) from continuing operations	3,450	6,226	18,285	(17,993)
Net loss from discontinued operations	—	—	—	(8,148)
Net income (loss)	3,450	6,226	18,285	(26,141)
Net income attributable to noncontrolling interest	789	610	2,325	1,784
Net income (loss) attributable to Penguin Solutions	2,661	5,616	15,960	(27,925)

Preferred share dividends	3,033	—	5,633	—
Income available for distribution	(372)	5,616	10,327	(27,925)
Income allocated to participating securities	—	—	678	—
Net income (loss) available to ordinary shareholders	$(372)	$5,616	$9,649	$(27,925)

Basic earnings (loss) per ordinary share:
Continuing operations	$(0.01)	$0.11	$0.18	$(0.38)
Discontinued operations	—	—	—	(0.15)
	$(0.01)	$0.11	$0.18	$(0.53)
Diluted earnings (loss) per ordinary share:
Continuing operations	$(0.01)	$0.10	$0.18	$(0.38)
Discontinued operations	—	—	—	(0.15)
	$(0.01)	$0.10	$0.18	$(0.53)
Ordinary shares used in per share calculations:
Basic	53,130	52,570	53,355	52,219
Diluted	53,738	54,283	54,336	52,219
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 30, 2025	May 31, 2024	May 30, 2025	May 31, 2024
Net income (loss)	$3,450	$6,226	$18,285	$(26,141)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	—	—	(6,352)
Cumulative translation adjustment reclassified to net income (loss)	—	(76)	—	212,321
Gain (loss) on investments	6	(13)	13	12
Comprehensive income (loss)	3,456	6,137	18,298	179,840
Comprehensive income attributable to noncontrolling interest	789	610	2,325	1,784
Comprehensive income (loss) attributable to Penguin Solutions	$2,667	$5,527	$15,973	$178,056
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Ordinary		Preferred		Additional Paid-in-capital			Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Shareholders’ Equity	Non- controlling Interest in Subsidiary
	Shares Issued	Amount	Shares Issued	Amount		Retained Earnings	Treasury Shares				Total Equity
As of August 30, 2024	60,226	$1,807	$—	$—	$513,335	$29,985	$(153,756)	$10	$391,381	$7,827	$399,208
Net income	—	—	—	—	—	5,217	—	—	5,217	747	5,964
Other comprehensive income (loss)	—	—	—	—	—	—	—	9	9	—	9
Shares issued under equity plans	841	25	—	—	3,335	—	—	—	3,360	—	3,360
Repurchase of shares	—	—	—	—	—	—	(11,123)	—	(11,123)	—	(11,123)
Share-based compensation expense	—	—	—	—	11,531	—	—	—	11,531	—	11,531
As of November 29, 2024	61,067	1,832	—	—	528,201	35,202	(164,879)	19	400,375	8,574	408,949
Net income	—	—	—	—	—	8,082	—	—	8,082	789	8,871
Other comprehensive income (loss)	—	—	—	—	—	—	—	(2)	(2)	—	(2)
Shares issued under equity plans	553	17	—	—	365	—	—	—	382	—	382
Repurchase of shares	—	—	—	—	—	—	(6,472)	—	(6,472)	—	(6,472)
Share-based compensation expense	—	—	—	—	11,580	—	—	—	11,580	—	11,580
Issuance of preferred shares	—	—	200	6	191,177	—	—	—	191,183	—	191,183
Preferred share dividends	—	—	—	—	—	(2,600)	—	—	(2,600)	—	(2,600)
As of February 28, 2025	61,620	$1,849	200	$6	$731,323	$40,684	$(171,351)	$17	$602,528	$9,363	$611,891
Net income	—	—	—	—	—	2,661	—	—	2,661	789	3,450
Other comprehensive income (loss)	—	—	—	—	—	—	—	6	6	—	6
Shares issued under equity plans	686	20	—	—	3,983	—	—	—	4,003	—	4,003
Repurchase of shares	—	—	—	—	—	—	(31,645)	—	(31,645)	—	(31,645)
Share-based compensation expense	—	—	—	—	10,251	—	—	—	10,251	—	10,251
Preferred share dividends	—	—	—	—	—	(3,033)	—	—	(3,033)	—	(3,033)
As of May 30, 2025	62,306	$1,869	200	$6	$745,557	$40,312	$(202,996)	$23	$584,771	$10,152	$594,923
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)
(Unaudited)

	Ordinary		Preferred		Additional Paid-in-capital			Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Shareholders’ Equity	Non- controlling Interest in Subsidiary
	Shares Issued	Amount	Shares Issued	Amount		Retained Earnings	Treasury Shares				Total Equity
As of August 25, 2023	57,542	$1,726	—	$—	$476,703	$82,457	$(132,447)	$(205,964)	$222,475	$6,758	$229,233
Net income (loss)	—	—	—	—	—	(19,921)	—	—	(19,921)	561	(19,360)
Other comprehensive income (loss)	—	—	—	—	—	—	—	206,267	206,267	—	206,267
Shares issued under equity plans	905	27	—	—	3,428	—	—	—	3,455	—	3,455
Repurchase of shares	—	—	—	—	—	—	(13,130)	—	(13,130)	—	(13,130)
Share-based compensation expense	—	—	—	—	11,014	—	—	—	11,014	—	11,014
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,470)	(1,470)
As of December 1, 2023	58,447	1,753	—	—	491,145	62,536	(145,577)	303	410,160	5,849	416,009
Net income (loss)	—	—	—	—	—	(13,620)	—	—	(13,620)	613	(13,007)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(197)	(197)	—	(197)
Shares issued under equity plans	525	16	—	—	776	—	—	—	792	—	792
Repurchase of shares	—	—	—	—	—	—	(2,732)	—	(2,732)	—	(2,732)
Share-based compensation expense	—	—	—	—	10,639	—	—	—	10,639	—	10,639
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
As of March 1, 2024	58,972	$1,769	—	$—	$502,560	$48,916	$(148,309)	$106	$405,042	$6,462	$411,504
Net income	—	—	—	—	—	5,616	—	—	5,616	610	6,226
Other comprehensive income (loss)	—	—	—	—	—	—	—	(89)	(89)	—	(89)
Shares issued under equity plans	704	21	—	—	3,796	—	—	—	3,817	—	3,817
Repurchase of shares	—	—	—	—	—	—	(2,129)	—	(2,129)	—	(2,129)
Share-based compensation expense	—	—	—	—	11,192	—	—	—	11,192	—	11,192
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—
As of May 31, 2024	59,676	$1,790	—	$—	$517,548	$54,532	$(150,438)	$17	$423,449	$7,072	$430,521
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Nine Months Ended	May 30, 2025	May 31, 2024
Cash flows from operating activities
Net income (loss)	$18,285	$(26,141)
Net loss from discontinued operations	—	(8,148)
Net income (loss) from continuing operations	18,285	(17,993)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	43,010	50,335
Amortization of debt issuance costs	2,820	2,827
Share-based compensation expense	33,362	32,801
Impairment of goodwill	11,373	—
Loss on extinguishment or prepayment of debt	—	1,117
Deferred income taxes, net	1,122	(3,646)
Other	(2,469)	(2,772)
Changes in operating assets and liabilities:
Accounts receivable	(40,760)	7,406
Inventories	(30,776)	(2,321)
Other assets	13,741	(5,703)
Accounts payable and accrued expenses and other liabilities	133,908	84,626
Payment of acquisition-related contingent consideration	—	(29,000)
Net cash provided by operating activities from continuing operations	183,616	117,677
Net cash used for operating activities from discontinued operations	(4,099)	(28,336)
Net cash provided by operating activities	179,517	89,341

Cash flows from investing activities
Capital expenditures and deposits on equipment	(6,087)	(13,629)
Proceeds from maturities of investment securities	27,485	31,870
Purchases of held-to-maturity investment securities	(46,127)	(19,503)
Purchases of non-marketable investments	—	(1,000)
Other	(1,015)	(1,264)
Net cash used for investing activities from continuing operations	(25,744)	(3,526)
Net cash provided by investing activities from discontinued operations	28,350	119,389
Net cash provided by investing activities	2,606	115,863

Cash flows from financing activities
Proceeds from issuance of preferred shares, net of $8,818 paid issuance costs	191,182	—
Repayments of debt	—	(126,634)
Payment of acquisition-related contingent consideration	—	(21,000)
Payments to acquire ordinary shares	(49,240)	(17,991)
Payment of preferred share cash dividends	(5,100)	—
Distribution to noncontrolling interest	—	(1,470)
Proceeds from issuance of ordinary shares	7,745	8,064
Other	—	(584)
Net cash provided by (used for) financing activities from continuing operations	144,587	(159,615)
Net cash used for financing activities from discontinued operations	—	(606)
Net cash provided by (used for) financing activities	144,587	(160,221)

Effect of changes in currency exchange rates	—	(1,256)
Net increase in cash, cash equivalents and restricted cash	326,710	43,727
Cash, cash equivalents and restricted cash at beginning of period	383,477	410,064
Cash, cash equivalents and restricted cash at end of period	$710,187	$453,791
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except per share amounts)
(Unaudited)

Significant Accounting Policies
Basis of Presentation
On June 30, 2025, the Company consummated the redomiciliation of the parent company of our corporate group, Penguin Solutions, Inc., a Cayman Islands exempted company (“Penguin Solutions Cayman”), from the Cayman Islands to the State of Delaware in the United States, resulting in Penguin Solutions, Inc., a Delaware corporation (“Penguin Solutions Delaware”), becoming our publicly traded parent company (the “U.S. Domestication”). The U.S. Domestication was approved by the shareholders of Penguin Solutions Cayman and effected via a court-sanctioned scheme of arrangement under Cayman Islands law, pursuant to which each ordinary share of Penguin Solutions Cayman was exchanged for one share of common stock of Penguin Solutions Delaware, and each convertible preferred share of Penguin Solutions Cayman was exchanged for one share of convertible preferred stock of Penguin Solutions Delaware.
The accompanying consolidated financial statements include the accounts of Penguin Solutions Cayman and its consolidated subsidiaries prior to the consummation of the U.S. Domestication, which occurred subsequent to the end of the quarter ended May 30, 2025. Unless stated otherwise or the context otherwise requires, references to “Penguin Solutions,” “we,” “us,” “our,” and the “Company” in the accompanying consolidated financial statements mean Penguin Solutions Cayman prior to the effective time of the U.S. Domestication and do not reflect the consummation of the U.S. Domestication.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended August 30, 2024 filed by our predecessor Penguin Solutions Cayman (the “2024 Annual Report”) and the applicable rules and regulations of the SEC regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2024 Annual Report.
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
Preferred Share Investment
On December 13, 2024, we closed the SKT Investment (as defined below). Pursuant to the terms of the Securities Purchase Agreement (the “SKT Purchase Agreement”) by and between Penguin Solutions and SK Telecom Co., Ltd. (“SKT”), we sold to Astra AI Infra LLC (“Astra AI Infra”), an affiliate of SKT, 200,000 convertible preferred shares, par value $0.03 per share, of Penguin Solutions (the “Issued Cayman CPS”) at a price of $1,000 per share or an aggregate price of $200.0 million (the “SKT Investment”). The Issued Cayman CPS have an initial liquidation preference of 1x. Shares of Issued Cayman CPS are not redeemable upon or repurchased upon the election of the holders of shares of Issued Cayman CPS and are only redeemable, at our option, in one installment upon notice, provided that no such notice shall be sent until at least five years after the date of the closing of the SKT Investment. The shares of Issued Cayman CPS vote together with the ordinary shares, par value $0.03 per share, of Penguin Solutions, on an as-converted basis, and entitle the holder to receive dividends of six percent per annum, cumulative, payable quarterly in-kind or in cash at our option, subject to certain conditions.
The holder of shares of Issued Cayman CPS may convert the shares of Issued Cayman CPS into ordinary shares at any time, provided that the Issued Cayman CPS may, at our option, automatically be converted into ordinary shares on any date following the second anniversary of the closing of the SKT Investment upon which the volume-weighted average price of the ordinary shares for any 15 consecutive trading day period equals or exceeds 150% of the then-applicable conversion price. The shares of Issued Cayman CPS are convertible into ordinary shares at an initial conversion price of $32.81, subject to adjustment upon the occurrence of certain events. Holders of Issued Cayman CPS are also entitled to certain protective provisions.
Additionally, on the closing date of the SKT Investment, we and Astra AI Infra entered into an Investor Agreement (the “Investor Agreement”), and the Certificate of Designation relating to the Issued Cayman CPS (the “CPS Certificate of Designation”) became effective. The Investor Agreement and the CPS Certificate of Designation provide for certain rights and restrictions relating to the SKT Investment, including but not limited to board representation rights, pro rata rights, registration rights and consent rights, and standstill provisions, disposition restrictions and voting obligations.
Divestiture of SMART Brazil
Overview of Transaction
On November 29, 2023, we completed the divestiture of SMART Brazil pursuant to the terms of that certain Stock Purchase Agreement (the “Brazil Purchase Agreement”), by and among SMART Modular Technologies (LX) S.à r.l., a société à responsabilité limitée governed by the laws of the Grand Duchy of Luxembourg and a wholly owned subsidiary of Penguin Solutions (the “Brazil Seller”), Lexar Europe B.V., a company organized under the laws of The Netherlands (the “Brazil Purchaser”), Shenzhen Longsys Electronics Co., Ltd., a company limited by shares governed by the laws of the People’s Republic of China (“Longsys”), solely with respect to certain provisions therein, Shanghai Intelligent Memory Semiconductor Co., Ltd., a limited liability company governed by the laws of the People’s Republic of China and, solely with respect to certain provisions therein, Penguin Solutions.
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
Total consideration in exchange for the sale of an 81% interest in SMART Brazil amounted to $194.1 million which included cash at closing of $164.9 million, a deferred payment with fair value of $25.4 million and a deferred cash adjustment with a fair value of $3.7 million. The deferred payment, comprised of a notional amount of $28.4 million discounted at 7.5%, was received in May 2025. The deferred payment is included in other current assets in the accompanying consolidated balance sheets for prior periods presented. The fair value of the deferred cash adjustment, comprised of a notional amount of $4.8 million discounted at 7.5%, equal to 19% of the amount of SMART Brazil’s net cash as of the closing (as calculated pursuant to the Brazil Purchase Agreement). The deferred cash adjustment, which is accounted for as a derivative financial instrument, is due at the time of exercise of the Put/Call Option and was included in other noncurrent assets in the accompanying consolidated balance sheet.
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

Assets and liabilities of SMART Brazil as of the November 29, 2023 disposal date were as follows:

As of	November 29, 2023
Cash and cash equivalents	$40,927
Accounts receivable, net	16,482
Inventories	26,103
Other current assets	17,800
Total current assets	101,312
Property and equipment, net	66,870
Operating lease right-of-use assets	6,912
Goodwill	19,856
Other noncurrent assets	27,490
Total assets	222,440
Impairment of SMART Brazil assets	(153,036)
Total assets, net of impairment	$69,404

Accounts payable and accrued expenses	$20,576
Current debt	3,872
Other current liabilities	1,023
Total current liabilities	25,471
Long-term debt	11,938
Noncurrent operating lease liabilities	5,686
Noncurrent deferred tax liabilities	28,564
Other noncurrent liabilities	93
Total liabilities	$71,752

Net assets (liabilities) of discontinued operations	$(2,348)
The following table presents the results of operations for SMART Brazil:

Nine Months Ended	May 31, 2024
Net sales	$55,159
Cost of sales	50,560
Gross profit	4,599

Operating expenses:
Research and development	157
Selling, general and administrative	5,421
Other operating (income) expense	64
Total operating expenses	5,642
Operating loss	(1,043)

Non-operating (income) expense:
Loss from divestiture of 81% interest in SMART Brazil	10,888
Interest (income) expense, net	(1,262)
Other non-operating (income) expense	138
Total non-operating (income) expense	9,764
Loss before taxes	(10,807)
Income tax benefit	(2,659)
Net loss from discontinued operations	$(8,148)

Loss from Divestiture of SMART Brazil
The following table presents the calculation of the loss from the divestiture of an 81% interest in SMART Brazil:

Proceeds, less costs to sell and other expenses:
Consideration	$194,092
Costs to sell and other expenses	(4,150)
189,942

Basis in 81% interest in SMART Brazil:
Net assets of SMART Brazil	145,194
Cumulative translation adjustment (1)	212,397
357,591

Gain on revalue of 19% Retained Interest in SMART Brazil (2)	3,725
Pre-tax loss on divestiture of 81% interest in SMART Brazil	163,924
Income tax provision	26,580
Loss on divestiture of 81% interest in SMART Brazil	$190,504
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
(2)In connection with the transaction, we revalued our 19% Retained Interest in SMART Brazil based on the implied value for 100% of SMART Brazil, adjusted for lack of control premium. As of May 30, 2025, the carrying value of our remaining 19% interest in SMART Brazil was $37.8 million and was included in other noncurrent assets in the accompanying consolidated balance sheets as a non-marketable equity investment.
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
Cash and Investments
As of May 30, 2025 and August 30, 2024, all of our debt securities, the fair values of which approximated their carrying values, were classified as held to maturity. As of May 30, 2025, restricted cash, which is included in other noncurrent assets, was $0.3 million. Cash, cash equivalents and short-term investments were as follows:

	As of May 30, 2025		As of August 30, 2024
	Cash and Cash Equivalents	Short-term Investments	Cash and Cash Equivalents	Short-term Investments
Cash	$684,483	$—	$354,037	$—
Level 1:
Money market funds	25,388	—	29,110	—
U.S. Treasury securities	—	25,676	—	6,337
	$709,871	$25,676	$383,147	$6,337
Non-marketable Equity Investments
As of both May 30, 2025 and August 30, 2024, other noncurrent assets included $53.0 million of non-marketable equity investments, which are accounted for under the measurement alternative at cost less impairment, if any. In the event an observable price change occurs in an orderly transaction for an identical or a similar investment, the carrying value of investments would be remeasured to fair value as of the date that the observable transaction occurred, with any resulting gains or losses recorded in results of operations.
Accounts Receivable
In the third quarter of 2023, we entered into a trade accounts receivable sale program with a third-party financial institution to sell certain of our trade accounts receivable on a non-recourse basis pursuant to a factoring arrangement. This program allows us to sell certain of our trade accounts receivables up to $60.0 million. As of May 30, 2025, there have been no trade accounts receivable sold under this program.
Inventories

As of	May 30, 2025	August 30, 2024
Raw materials	$85,062	$75,514
Work in process	26,615	18,742
Finished goods	72,671	56,957
	$184,348	$151,213
As of May 30, 2025 and August 30, 2024, 19% and 14%, respectively, of total inventories were owned and held under our logistics services program.

Property and Equipment

As of	May 30, 2025	August 30, 2024
Equipment	$90,291	$89,848
Buildings and building improvements	67,984	70,462
Furniture, fixtures and software	48,138	48,027
Land	14,983	16,126
	221,396	224,463
Accumulated depreciation	(127,514)	(117,915)
	$93,882	$106,548
Depreciation expense for property and equipment was $5.0 million and $15.4 million in the third quarter and first nine months of 2025, respectively, and $5.6 million and $20.3 million in the third quarter and first nine months of 2024, respectively.
Intangible Assets and Goodwill

	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
As of	May 30, 2025		August 30, 2024
Intangible assets:
Technology	$143,809	$(77,254)	$142,539	$(58,948)
Customer relationships	47,700	(27,107)	72,500	(45,556)
Trademarks/trade names	27,974	(19,992)	27,964	(17,045)
	$219,483	$(124,353)	$243,003	$(121,549)

Goodwill by segment:
Advanced Computing	$135,865		$147,238
Integrated Memory	14,720		14,720
	$150,585		$161,958
In the first nine months of 2025 and 2024, we capitalized $1.3 million and $1.4 million, respectively, for intangible assets with weighted-average useful lives of 18.7 years and 18.4 years, respectively. Amortization expense for intangible assets was $8.6 million and $27.6 million in the third quarter and first nine months of 2025, respectively, and $9.9 million and $30.1 million in the third quarter and first nine months of 2024, respectively. Amortization expense is expected to be $8.0 million for the remainder of 2025, $30.3 million for 2026, $29.7 million for 2027, $10.0 million for 2028, $6.1 million for 2029 and $11.1 million for 2030 and thereafter.

During the second quarter of 2023, we initiated a plan within our Advanced Computing segment pursuant to which we are winding down manufacturing and discontinuing the sale of products offered through our Penguin Edge business by approximately the end of calendar 2025. The Penguin Edge technology is becoming obsolete and is only sold to a small number of customers who we expect to phase out the technology. In each quarter of 2025, to assess the fair value of the Penguin Edge business and reporting unit for the purpose of goodwill impairment, we utilized a discounted cash flow model using assumptions for what a market participant would value the business based on expected future cash flows through the expected completion of the wind down. We used this valuation approach because there were no comparable transactions in the marketplace of a similar business being sold while in the process of winding down. Further, since the Penguin Edge business has no expansion or product initiatives, those expected future cash flows incorporated expected revenues, the costs associated with fulfilling customer contracts, and the costs associated with winding down the Penguin Edge business. In determining the fair value of the Penguin Edge business, it was our expectation that the business would continue to be profitable and generate positive free cash flow through the wind down of the business. We calculated the expected remaining cash flows based on existing contracts, future expected orders based on historical order volumes, and future expected orders identified through customer engagements for last-time buy planning, which were expected to fully consume all inventory on hand. Net estimated discounted cash flows were calculated by taking the total proceeds expected from sales, minus cash outflows for costs associated with fulfilling customer contracts, operating expenses, collection of receivables recognized as of May 30, 2025, and costs associated with the wind down of the Penguin Edge business. We assumed no capital expenditures because we are no longer investing in the business.

We applied a discount rate of 16.25%, which we believe reflects the return a market participant would require when purchasing the Penguin Edge business given the risk profile of the remaining operations and the limited future cash flows from winding down. However, given the short period of time associated with the remaining cash flows for the business, changes to the discount rate would not have produced a materially different fair value estimate. Since the Penguin Edge business is no longer investing in growth initiatives and operating costs are significantly lower than for an ongoing business, we observed a positive present value of future expected cash flows, which we then compared to the carrying value of the business.

Based on our analysis, the fair value of the Penguin Edge business was determined to be lower than its carrying value, resulting in an impairment charge of $5.3 million in the third quarter of 2025, and an aggregate total of $11.4 million in the first nine months of 2025. The goodwill impairments were recorded to align the carrying value of the Penguin Edge reporting unit with the fair value of the Penguin Edge reporting unit as of the end of the respective reporting periods. The goodwill impairment loss recognized reduced the Penguin Edge reporting unit’s carrying value to its fair value as of the end of the reporting period. As the Penguin Edge business continues to wind down, cash flows from the business will be received by us, decreasing the remaining cash flows from customer contracts and resulting in further declines in the fair value of the business and additional impairments of goodwill. We expect to fully impair the $4.7 million of remaining goodwill of the Penguin Edge reporting unit as of May 30, 2025, by the end of calendar 2025.
Accounts Payable and Accrued Expenses

As of	May 30, 2025	August 30, 2024
Accounts payable (1)	$272,090	$182,037
Salaries, wages and benefits	28,398	22,819
Income and other taxes	6,761	11,863
Other	3,323	2,371
	$310,572	$219,090
(1)Included accounts payable for property and equipment of $0.8 million and $0.4 million as of May 30, 2025 and August 30, 2024, respectively.
Debt

As of	May 30, 2025	August 30, 2024
Amended 2022 TLA	$298,107	$297,297
2030 Notes	193,613	192,778
2029 Notes	147,842	147,439
2026 Notes	19,916	19,833
	659,478	657,347
Less current debt	(19,916)	—
Long-term debt	$639,562	$657,347
Credit Facility
On February 7, 2022, Penguin Solutions and SMART Modular Technologies, Inc. entered into a credit agreement (the “2022 Original Credit Agreement”) with a syndicate of banks and Citizens Bank, N.A., as administrative agent that provided for (i) a term loan credit facility in an aggregate principal amount of $275.0 million and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million, in each case, maturing on February 7, 2027. The 2022 Original Credit Agreement was subsequently amended (the “2022 Amended Credit Agreement”), and as of May 30, 2025, pursuant to the 2022 Amended Credit Agreement, there was $300.0 million of principal amount outstanding under the Amended 2022 TLA, unamortized issuance costs were $1.9 million and the effective interest rate was 7.17%. As of May 30, 2025, there were no amounts outstanding under the 2022 Revolver and unamortized issuance costs were $1.6 million.

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
Convertible Senior Notes Interest
Unamortized debt discount and issuance costs are amortized over the terms of our 2026 Notes, our 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) and our 2.00% Convertible Senior Notes due 2030 (the “2030 Notes,” and together with the 2026 Notes and the 2029 Notes, the “Convertible Senior Notes”) using the effective interest method. As of May 30, 2025 and August 30, 2024, the effective interest rate for our 2026 Notes was 2.83%. As of May 30, 2025 and August 30, 2024, the effective interest rate for our 2029 Notes was 2.40%. As of May 30, 2025 and August 30, 2024, the effective interest rate for our 2030 Notes was 2.65%. Aggregate interest expense for our Convertible Senior Notes consisted of contractual stated interest and amortization of issuance costs and included the following:

	Three Months Ended		Nine Months Ended
	May 30, 2025	May 31, 2024	May 30, 2025	May 31, 2024
Contractual stated interest	$1,904	$1,313	$5,588	$4,025
Amortization of debt issuance costs	402	267	1,321	828
	$2,306	$1,580	$6,909	$4,853
Maturities of Debt
As of May 30, 2025, maturities of debt were as follows:

Remainder of 2025	$—
2026	20,000
2027	300,015
2028	—
2029	150,000
2030 and thereafter	200,000
Less unamortized discount and issuance costs	(10,537)
$659,478
Leases
We have operating leases through which we utilize facilities, offices, and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	May 30, 2025	May 31, 2024	May 30, 2025	May 31, 2024
Fixed lease cost	$2,585	$3,192	$8,535	$9,878
Variable lease cost	822	479	1,885	1,327
Short-term lease cost	466	415	1,379	1,617
	$3,873	$4,086	$11,799	$12,822

Cash flows from operating activities included payments for operating leases of $6.2 million and $6.7 million in the first nine months of 2025 and 2024, respectively.
As of May 30, 2025 and August 30, 2024, the weighted-average remaining lease term for our operating leases was 9.0 years and 10.1 years, respectively, and the weighted-average discount rate was 6.1% and 6.1%, respectively. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms.
As of May 30, 2025, minimum payments of lease liabilities were as follows:

Remainder of 2025	$2,853
2026	9,489
2027	9,387
2028	9,375
2029	9,604
2030 and thereafter	53,574
94,282
Less imputed interest	(24,653)
Present value of total lease liabilities	$69,629
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

Equity
Penguin Solutions Shareholders’ Equity
Preferred Shares
On December 13, 2024, we closed the SKT Investment. Pursuant to the terms of the SKT Purchase Agreement, we sold to Astra AI Infra, a special purpose vehicle formed by SKT to consummate the SKT Investment (the “SPV”), 200,000 Issued Cayman CPS at a price of $1,000 per share or an aggregate price of $200.0 million.
Conversion
A holder of Issued Cayman CPS may convert such holder’s Issued Cayman CPS into ordinary shares at any time, provided that the shares of Issued Cayman CPS may, at our option, automatically be converted into ordinary shares on any date following the second anniversary of the closing of the SKT Investment upon which the volume-weighted average price of the ordinary shares for any fifteen consecutive trading day period equals or exceeds 150% of the then-applicable conversion price. The shares of Issued Cayman CPS are convertible into ordinary shares at an initial conversion price of $32.81, subject to customary adjustment upon the occurrence of certain events (including share subdivision and consolidation, certain dividends and distributions, and any reclassification or share exchange).

Dividends
The shares of Issued Cayman CPS entitle the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option, subject to certain conditions, including a share issuance limitation. We declared and paid preferred cash dividends of $2.9 million and $5.1 million in the third quarter and first nine months of 2025, respectively. As of May 30, 2025, we accrued preferred dividends of $0.5 million.

Liquidation Preference
In case of a Liquidation Trigger Event (as defined in the CPS Certificate of Designation), each holder of Issued Cayman CPS will be entitled to receive, in preference to holders of ordinary shares, the greater of (i) the original issue price plus accrued but unpaid dividends (whether or not declared) to the date of the applicable Liquidation Trigger Event to the extent such accrued but unpaid dividends are not compounded dividends as of such time and (ii) the amount such holder of Issued Cayman CPS would receive had such holder, immediately prior to such Liquidation Trigger Event, converted the shares of Issued Cayman CPS into shares of common stock. The liquidation preference associated with the Issued Cayman CPS was $1,000 per share at May 30, 2025.

Voting Rights
Except as specified under applicable law, each holder of Issued Cayman CPS will be entitled to vote or consent as a single class with the holders of ordinary shares on all matters submitted for a vote of or consent by holders of ordinary shares, such number of votes equal to the largest number of whole ordinary shares in which all Issued Cayman CPS held of record by such holder could then be converted.

Director Designation Rights
SKT (through the SPV) is entitled to nominate one director if the total number of directors of the Company is eleven or less, and two directors if the total number of directors of the Company is twelve or more, to be elected or appointed to the Board of Directors of the Company (any such director, an “Investor Designee”). The right to nominate an Investor Designee continues until such time as SKT and its subsidiaries and affiliates (including the SPV) beneficially own less than five percent of the ordinary shares then issued and outstanding (calculated on a fully-diluted basis) directly or by holding Issued Cayman CPS.

Company Redemption Rights

Holders of Issued Cayman CPS do not have pre-emptive, subscription, or redemption rights. We may repurchase the CPS in one installment upon notice to the holders of Issued Cayman CPS, provided that no such notice shall be sent until at least five years after the date of the closing of the SKT Investment.
Share Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million share repurchase authorization (the “Initial Authorization”), under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. On January 9, 2024, we announced that the Audit Committee of the Board of Directors approved an additional $75.0 million share repurchase authorization (the “Additional Authorization,” and together with the Initial Authorization, the “Current Authorization”). The Current Authorization, which consists solely of amounts approved pursuant to the Additional Authorization as all amounts under the Initial Authorization have been utilized, has no expiration date but may be suspended or terminated by the Board of Directors at any time. In the first nine months of 2025 and 2024, we repurchased 2,456 thousand and 931 thousand ordinary shares for $40.9 million and $13.9 million, respectively, under the Current Authorization. As of May 30, 2025, an aggregate of $36.8 million remained available for the repurchase of our ordinary shares (and upon the consummation of the U.S. Domestication, the repurchase of our shares of common stock) under the Current Authorization. Certain of our agreements, including the 2022 Amended Credit Agreement, the SKT Purchase Agreement and the CPS Certificate of Designation, contain restrictions that limit our ability to repurchase our ordinary shares.
Other Share Repurchases
Ordinary shares withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as ordinary share repurchases. In the first nine months of 2025 and 2024, we repurchased 484 thousand and 239 thousand ordinary shares as payment of withholding taxes for $8.3 million and $4.1 million, respectively.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component in the first nine months of 2025 were as follows:

Gains (Losses) on Investments
As of August 30, 2024	$10

Other comprehensive income (loss) before reclassifications	13
Reclassifications out of accumulated other comprehensive income	—
Other comprehensive income (loss)	13
As of May 30, 2025	$23

Fair Value Measurements

	Fair Value	Carrying Value	Fair Value	Carrying Value
As of	May 30, 2025		August 30, 2024
Assets:
Derivative financial instruments	$4,147	$4,147	$3,929	$3,929

Liabilities:
Amended 2022 TLA	$300,015	$298,107	$300,015	$297,821
2030 Notes	$187,316	$193,613	$199,144	$193,355
2029 Notes	$162,402	$147,842	$173,255	$147,724
2026 Notes	$21,932	$19,916	$23,254	$19,891
The deferred cash adjustment resulting from the divestiture of an 81% interest in SMART Brazil is accounted for as a derivative financial instrument and is revalued at the end of each reporting period. The asset’s fair value, as measured on a recurring basis, was based on Level 2 measurements, including market-based observable inputs of interest rates and credit-risk spreads.
The fair value of the Amended 2022 TLA, as measured on a non-recurring basis, was estimated based on Level 2 measurements, including discounted cash flows and interest rates based on similar debt issued by parties with credit ratings similar to ours. The fair values of our Convertible Senior Notes, as measured on a non-recurring basis, were determined based on Level 2 measurements, including the trading prices of the Convertible Senior Notes.
Equity Plans
As of May 30, 2025, 8.4 million of our ordinary shares were available for future awards under our equity plans.
The disclosures related to our restricted awards and employee share purchase plan include both our continuing and discontinued operations.
Restricted Share Awards and Restricted Share Units Awards (“Restricted Awards”)
Restricted Award activity was as follows:

	Three Months Ended		Nine Months Ended
	May 30, 2025	May 31, 2024	May 30, 2025	May 31, 2024
Restricted awards granted	1,323	1,213	2,006	1,837
Weighted-average grant date fair value per share	$17.09	$19.93	$18.35	$22.47
Aggregate vesting date fair value of shares vested	$6,091	$6,629	$25,768	$25,584
As of May 30, 2025, total unrecognized compensation costs for unvested Restricted Awards were $78.1 million, which were expected to be recognized over a weighted-average period of 2.7 years.
Employee Share Purchase Plan (“ESPP”)
Under our ESPP, employees purchased 529 thousand ordinary shares for $6.8 million in the first nine months of 2025 and 584 thousand ordinary shares for $6.8 million in the first nine months of 2024.

Share-Based Compensation Expense
Share-based compensation expense for our continuing operations was as follows:

	Three Months Ended		Nine Months Ended
	May 30, 2025	May 31, 2024	May 30, 2025	May 31, 2024
Share-based compensation expense by caption:
Cost of sales	$1,393	$1,760	$4,812	$5,301
Research and development	1,531	1,968	4,818	5,382
Selling, general and administrative	7,327	7,464	23,732	22,371
	$10,251	$11,192	$33,362	$33,054
Income tax benefits for share-based awards were $1.4 million and $4.3 million in the third quarter and first nine months of 2025, respectively, and $1.9 million and $5.4 million in the third quarter and first nine months of 2024, respectively.
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

	Three Months Ended		Nine Months Ended
	May 30, 2025	May 31, 2024	May 30, 2025	May 31, 2024
Cost of materials and services invoiced in connection with logistics services	$238,492	$160,161	$682,100	$359,800
Customer Contract Balances

As of	May 30, 2025	August 30, 2024
Contract assets (1)	$1,150	$1,801

Contract liabilities: (2)
Deferred revenue	$116,220	$76,178
Customer advances	5,881	6,036
	$122,101	$82,214
(1)Contract assets are included in other current and noncurrent assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customers are expected to take control of the asset or receive the benefit of the service.
Contract assets represent amounts recognized as revenue for which we do not have the unconditional right to consideration.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of May 30, 2025, we expect to recognize revenue of $101.4 million of the balance of $116.2 million in the next 12 months and the remaining amount thereafter. In the first nine months of 2025, we recognized revenue of $59.5 million from satisfying performance obligations related to amounts included in deferred revenue as of August 30, 2024. In addition, as of May 30, 2025, other current liabilities included $16.9 million that is not included in the above remaining performance obligations. While this liability relates to amounts received from customers in connection with arrangements that are cancellable at the customer’s discretion, we have not had to refund any such amounts to our customers in the periods presented.
Customer advances, which is included in other current liabilities in the accompanying consolidated balance sheets, represent amounts received from customers for advance payments to secure product. In the first nine months of 2025, we recognized revenue of $0.5 million from satisfying performance obligations related to amounts included in customer advances as of August 30, 2024.
As of May 30, 2025 and August 30, 2024, other current liabilities included $14.3 million and $12.2 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In recent periods, we executed plans that included the elimination of certain projects across our businesses, which resulted in workforce reductions. In connection therewith, we recorded restructuring charges of $1.0 million and $6.7 million in the first nine months of 2025 and 2024, respectively, consisting solely of employee severance costs and other benefits, reflected in Other Operating (Income) Expense in the Consolidated Statements of Operations. These charges were primarily concentrated in the period management defined, committed, and communicated the plan, and therefore, they were accrued and recorded in the respective period announced. We anticipate there will be additional restructuring activities in future quarters, for which we will record additional charges.
The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above:

As of August 30, 2024	$849
Additions	968
Cash payments	(1,149)
As of May 30, 2025	$668
The 2024 beginning restructuring liability balance was $1.4 million, which was fully settled in 2024. The $0.8 million balance as of August 30, 2024 was fully settled in the nine months ended May 30, 2025. The unpaid balance as of May 30, 2025 is expected to be fully paid by the end of 2025.

Other Non-operating (Income) Expense

	Three Months Ended		Nine Months Ended
	May 30, 2025	May 31, 2024	May 30, 2025	May 31, 2024
Loss on extinguishment or prepayment of debt	$—	$792	$—	$1,117
Loss (gain) from changes in foreign currency exchange rates	(1,134)	606	(82)	242
Loss (gain) on disposition of assets	(38)	(626)	35	(540)
Other	(267)	(331)	(965)	(706)
	$(1,439)	$441	$(1,012)	$113
Income Taxes

	Three Months Ended		Nine Months Ended
	May 30, 2025	May 31, 2024	May 30, 2025	May 31, 2024
Income (loss) before taxes	$10,709	$4,903	$39,547	$(13,584)
Income tax provision (benefit)	$7,259	$(1,323)	$21,262	$4,409
Effective tax rate	67.8%	(27.0)%	53.8%	(32.5)%

Income taxes include a provision (benefit) for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items, which are fully recognized in the period they occur. We have historically determined our interim income tax provision (benefit) by applying the annual estimated effective income tax rate expected to be applicable for the full fiscal year to the income (loss) before taxes for jurisdictions which are subject to income tax. In determining the full year estimate, we do not include the impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax provision (benefit) and income (loss) before taxes. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate. Additionally, our income tax provision (benefit) is subject to volatility and could be impacted by changes in our geographic earnings, non-deductible share-based compensation and certain tax credits.
Our effective tax rate was 67.8% and 53.8% in the third quarter and first nine months of 2025, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized and to withholding taxes, state income taxes, and nondeductible compensation paid to officers, partially offset by research and development tax credits. Our effective tax rate was (27.0)% and (32.5)% in the third quarter and first nine months of 2024, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, withholding taxes, research and development tax credits, and state income taxes.
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

Earnings Per Share
We calculate basic earnings per ordinary share (“EPS”) pursuant to the two-class method as a result of the issuance of the Issued Cayman CPS on December 13, 2024. The two-class method is an earnings allocation formula that determines EPS for ordinary shares and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all current period earnings, distributed and undistributed, are allocated to ordinary shares and participating securities based on their respective rights to receive dividends. The Issued Cayman CPS is considered a participating security. The Issued Cayman CPS is not included in the computation of basic EPS in periods in which we have a net loss, as the Issued Cayman CPS is not contractually obligated to share in our net losses.
With respect to the Issued Cayman CPS, diluted EPS is calculated using the more dilutive of the two-class method or if-converted method. The two-class method uses net income available to ordinary shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities.
Dilutive potential ordinary shares include outstanding share options, unvested restricted share units, Convertible Senior Notes and Convertible Preferred Shares.
The following table summarizes the computation of basic and diluted EPS under the two-class or if-converted method in applicable periods, as well as the anti-dilutive shares excluded:

	Three Months Ended		Nine Months Ended
	May 30, 2025	May 31, 2024	May 30, 2025	May 31, 2024
Net income (loss) from continuing operations	$2,661	$5,616	$15,960	$(19,777)
Net income (loss) from discontinued operations	—	—	—	(8,148)
Net income (loss) attributable to Penguin Solutions – Basic and Diluted	2,661	5,616	15,960	(27,925)
Less: Preferred share dividends	3,033	—	5,633	—
Income available for distribution	(372)	5,616	10,327	(27,925)
Income allocated to participating securities	—	—	678	—
Net income available to ordinary shareholders	$(372)	$5,616	$9,649	$(27,925)

Weighted-average shares outstanding – Basic	53,130	52,570	53,355	52,219
Dilutive effect of equity plans and Convertible Senior Notes	608	1,713	981	—
Weighted-average shares outstanding – Diluted	53,738	54,283	54,336	52,219

Basic earnings (loss) per ordinary share:
Continuing operations	$(0.01)	$0.11	$0.18	$(0.38)
Discontinued operations	—	—	—	(0.15)
	$(0.01)	$0.11	$0.18	$(0.53)

Method used:	Two-Class		Two-Class
Diluted earnings (loss) per ordinary share:
Continuing operations	$(0.01)	$0.10	$0.18	$(0.38)
Discontinued operations	—	—	—	(0.15)
	$(0.01)	$0.10	$0.18	$(0.53)

Unweighted anti-dilutive shares:
Equity plans	1,608	848	1,295	6,077
Convertible Senior Notes	—	—	—	—
Preferred shares	6,096	—	6,096	—
	7,704	848	7,391	6,077
Upon any conversion of our Convertible Senior Notes, we will be required to pay cash in an amount at least equal to the principal portion and have the option to settle any amount in excess of the principal portion in cash and/or shares of common stock. As a result, only the amounts expected to be settled in excess of the principal portion are considered in calculating diluted earnings per share under the if-converted method.

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

	Three Months Ended		Nine Months Ended
	May 30, 2025	May 31, 2024	May 30, 2025	May 31, 2024
Net sales:
Advanced Computing	$132,498	$144,968	$510,081	$405,197
Integrated Memory	130,124	91,629	332,090	260,594
Optimized LED	61,629	63,983	188,701	193,857
Total net sales	$324,251	$300,580	$1,030,872	$859,648

Segment operating income:
Advanced Computing	$24,684	$28,921	$91,734	$69,113
Integrated Memory	12,457	4,471	30,543	17,682
Optimized LED	1,333	(67)	6,205	(277)
Total segment operating income	38,474	33,325	128,482	86,518

Unallocated:
Share-based compensation expense	(10,251)	(11,192)	(33,362)	(32,801)
Amortization of acquisition-related intangibles	(8,439)	(9,766)	(27,033)	(29,525)
Cost of sales-related restructuring	(369)	(387)	(404)	(1,271)
Diligence, acquisition and integration expense	(296)	(4)	(1,696)	(6,678)
Redomiciliation costs	(3,702)	—	(7,304)	—
Impairment of goodwill	(5,294)	—	(11,373)	—
Restructuring charges	—	(465)	(968)	(6,739)
Other	(280)	—	(655)	—
Total unallocated	(28,631)	(21,814)	(82,795)	(77,014)
Consolidated operating income (loss)	$9,843	$11,511	$45,687	$9,504

Related Party Transactions

From time to time, we may enter into an agreement with a related party in the ordinary course of business. These agreements are reviewed and approved or ratified by the Audit Committee of the Board pursuant to our related person transaction policy. We follow Accounting Standards Codification 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions, under which related parties are defined as members of our Board of Directors, affiliates of the Company, management and principal owners of our outstanding stock and members of their immediate families. Related parties also include any other person or entity with significant influence over our management or operations. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. We assess related parties each reporting period.

On May 26, 2025, we entered into an agreement with SKT, a related party, under which we anticipate providing solutions to support SKT’s future AI data center infrastructure initiatives. SKT, through Astra AI Infra, a special purpose vehicle formed by SKT, holds more than 10% of the voting interest of the Company. Additionally, Min Yong Ha, an executive of SKT, is a member of our Board of Directors. As of May 30, 2025, no transactions had occurred under the terms of this agreement. Subsequent to May 30, 2025, we have recognized a total transaction amount of $34.6 million, representing a receivable and a corresponding contract liability for payment on the fulfillment of AI hardware solutions and installation services at a future date.
Subsequent Events
2025 Credit Agreement
On June 24, 2025 (the “Refinancing Closing Date”), Penguin Solutions Cayman (the “Parent Borrower”) and SMART Modular Technologies, Inc., a California corporation (the “Co-Borrower” and together with the Parent Borrower, the “Borrowers”), entered into that certain Credit Agreement (the “2025 Credit Agreement”) by and among the Borrowers, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank.
The 2025 Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $400.0 million (the “2025 Credit Facility” and the revolving loans thereunder, the “2025 Loans”), maturing on June 24, 2030 (subject to certain earlier “springing maturity” dates upon certain conditions specified in the 2025 Credit Agreement). The 2025 Credit Agreement provides that up to $35.0 million of the 2025 Credit Facility is available for issuances of letters of credit.
On the Refinancing Closing Date, we borrowed $100.0 million under the 2025 Credit Facility, and simultaneously applied such proceeds, together with approximately $200.0 million cash on hand, to repay in full all borrowings and terminate all commitments under that certain Credit Agreement, dated as of February 7, 2022 and as amended subsequently from time to time, by and among the Borrowers, the subsidiary loan parties party thereto, the lenders party thereto and Citizens Bank, N.A., as administrative agent, collateral agent and an issuing bank (the “2022 Amended Credit Agreement”). The 2022 Amended Credit Agreement provided for a $300.0 million term loan “A” facility due 2027 (the “Amended 2022 TLA”) and a $250.0 million revolving credit facility due 2027 (the “2022 Revolver”). Immediately prior to the repayment and termination of the 2022 Amended Credit Agreement, we had $300.0 million of principal outstanding under the Amended 2022 TLA, with unamortized issuance costs of $1.8 million and the effective interest rate was 7.17%, and no amounts outstanding under the 2022 Revolver, with unamortized issuance costs of $1.5 million. Following the extinguishment of the 2022 Amended Credit Agreement, we will recognize a loss on extinguishment of $3.3 million.
Interest and fees: Under the 2025 Credit Agreement, 2025 Loans bear interest at a rate per annum equal to either, at the Borrowers’ option, Term Secured Overnight Financing Rate (“Term SOFR”) rate or a base rate, in each case plus an applicable margin based on the Total Leverage Ratio (as defined in the 2025 Credit Agreement) and ranges from 1.25% to 3.00% per annum with respect to Term SOFR borrowings and from 0.25% to 2.00% per annum with respect to base rate borrowings. In addition, we are required to pay a quarterly unused commitment fee at an initial rate of 0.25%, which may increase up to a rate of 0.35% based on certain Total Leverage Ratio levels specified in the 2025 Credit Agreement.

Security: The 2025 Credit Agreement is jointly and severally guaranteed on a senior basis by certain subsidiaries of the Parent Borrower organized in the United States and the Cayman Islands. In addition, the 2025 Credit

Agreement is secured by a pledge of the capital stock of, or equity interests in, certain subsidiaries of the Parent Borrower and by substantially all of the assets of certain subsidiaries of the Parent Borrower organized in the United States and the Cayman Islands.

Covenants: The 2025 Credit Agreement contains customary representations and warranties and affirmative covenants, as described in the 2025 Credit Agreement. The 2025 Credit Agreement also contains a number of negative covenants that, among other things, restrict, subject to certain exceptions, the Borrowers’ ability and the ability of the Borrowers’ subsidiaries to: incur additional indebtedness; create liens on assets; engage in mergers or consolidations; sell assets; pay dividends; make distributions or repurchase capital stock; make investments, loans or advances; repay or repurchase certain subordinated debt (except as scheduled or at maturity); create restrictions on the payment of dividends or other amounts to the Borrowers from the Borrowers’ restricted subsidiaries; make certain acquisitions; engage in certain transactions with affiliates; amend material agreements governing the Borrowers’ subordinated debt and fundamentally change the Borrowers’ business.

The 2025 Credit Agreement also includes the following financial maintenance covenants tested on the final day of each fiscal quarter:
•First Lien Leverage Ratio (as defined in the 2025 Credit Agreement) of 3.25 to 1.00;
•Total Leverage Ratio of 4.50 to 1.00; provided, that in connection with any Material Acquisition (as defined in the 2025 Credit Agreement), at the election of the Borrowers, the maximum Total Leverage Ratio for the next four quarterly testing periods after such Material Acquisition has been consummated will be automatically increased to 5.00 to 1.00; provided further, that (x) no more than two such elections may be made during the term of the 2025 Credit Agreement and (y) following the first such election, no subsequent election may be made unless the Total Leverage Ratio has been less than or equal to 4.50 to 1.00 as of the last day of at least two consecutive quarterly testing periods following the expiration of the first increase; and
•Interest Coverage Ratio (as defined in the 2025 Credit Agreement) of at least 3.00 to 1.00.

For purposes of calculating the First Lien Leverage Ratio and the Total Leverage Ratio, the consolidated debt of the Parent Borrower and its Restricted Subsidiaries (as defined in the 2025 Credit Agreement) is reduced by up to $175.0 million of the aggregate amount of unrestricted cash and Permitted Investments (as defined in the 2025 Credit Agreement) of the Parent Borrower and its Restricted Subsidiaries.
Redomiciliation
On June 30, 2025, we completed the U.S. Domestication. The U.S. Domestication was approved by the shareholders of Penguin Solutions Cayman and effected by way of the scheme of arrangement process under Cayman Islands law, pursuant to which each ordinary share of Penguin Solutions Cayman was exchanged for one share of common stock of Penguin Solutions Delaware, and each convertible preferred share of Penguin Solutions Cayman was exchanged for one share of convertible preferred stock of Penguin Solutions Delaware. The issuance of shares of Penguin Solutions Delaware capital stock pursuant to the court-sanctioned scheme of arrangement under Cayman Islands law was exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.
Convertible Senior Notes
The consummation of the U.S. Domestication on June 30, 2025 and the transactions associated therewith constituted an “Ordinary Share Change Event” (as defined in each of the Indentures (as defined below)) pursuant to the terms of the Indentures. As a result, noteholders have a 35-trading-day window, beginning on June 30, 2025, where such noteholders have the option to convert their Convertible Senior Notes pursuant to the terms of the indentures governing the Convertible Senior Notes.
On June 30, 2025, immediately following the consummation of the U.S. Domestication, Penguin Solutions Delaware entered into that certain (i) Second Supplemental Indenture, dated as of June 30, 2025 (the “2026 Second Supplemental Indenture”), by and among Penguin Solutions Delaware, Penguin Solutions Cayman and U.S. Bank Trust Company, National Association, a national banking association organized under the laws of the United States of America, as trustee (in such capacity, the “Trustee”), to the Indenture, dated as of February 11, 2020 (as the same was supplemented by that certain First Supplemental Indenture, dated as of August 26, 2022, between Penguin Solutions Cayman and the Trustee), by and between Penguin Solutions Cayman and the Trustee (the “2026 Indenture”), pursuant to which Penguin Solutions Cayman issued the 2026 Notes; (ii) First Supplemental Indenture, dated as of June 30, 2025 (the “2029 First Supplemental Indenture”), by and among Penguin Solutions Cayman, Penguin Solutions Delaware and the Trustee, to the Indenture, dated as of January

23, 2023, by and between Penguin Solutions Cayman and the Trustee (the “2029 Indenture”), pursuant to which Penguin Solutions Cayman issued the 2029 Notes; and (iii) First Supplemental Indenture, dated as of June 30, 2025 (the “2030 First Supplemental Indenture,” and together with the 2026 Second Supplemental Indenture and the 2029 First Supplemental Indenture, the “Supplemental Indentures”), by and among Penguin Solutions Cayman, Penguin Solutions Delaware and the Trustee, to the Indenture, dated as of August 6, 2024, by and between Penguin Solutions Cayman and the Trustee (the “2030 Indenture,” and together with the 2026 Indenture and the 2029 Indenture, the “Indentures”), pursuant to which Penguin Solutions Cayman issued the 2030 Notes.
In connection with the U.S. Domestication and the associated “Ordinary Share Change Event” under each Indenture, the Supplemental Indentures entered into as described in the foregoing paragraph provide that (i) the Convertible Senior Notes will, in each case, be fully and unconditionally guaranteed by Penguin Solutions Delaware and (ii) Penguin Solutions Cayman will satisfy its conversion obligations under the Convertible Senior Notes by paying or delivering, as applicable and in accordance with the terms of the Indentures, either (x) solely cash or (y) a combination of cash and common stock of Penguin Solutions Delaware, together, if applicable, with cash in lieu of fractional shares of common stock. Pursuant to the terms of the Supplemental Indentures, Penguin Solutions Delaware agreed to deliver such common stock when issuable under the applicable Indentures.
Common Stock
In connection with the U.S. Domestication, Penguin Solutions Delaware filed an Amended and Restated Certificate of Incorporation on June 27, 2025 and adopted Amended and Restated Bylaws on June 30, 2025, filed as Exhibits 3.1 and 3.3 hereto, respectively. The terms of our common stock are described in Item 8.01 of our Current Report on Form 8-K filed with the SEC on June 30, 2025 in connection with the consummation of the U.S. Domestication, and under the heading “Comparison of Rights of Cayman Islands Shareholders and Delaware Stockholders” in Penguin Solution Cayman’s definitive proxy statement filed with the SEC on May 2, 2025.
Preferred Stock
Amended and Restated Investor Agreement
On June 30, 2025, effective upon consummation of the U.S. Domestication, Penguin Solutions Delaware assumed the Investor Agreement from Penguin Solutions Cayman and Penguin Solutions Delaware and SK Telecom Co., Ltd. (“SKT”) amended and restated the Investor Agreement (as amended and restated, the “Amended and Restated Investor Agreement”) such that the rights and restrictions relating to SKT’s beneficial ownership of the Issued Cayman CPS in place prior to the U.S. Domestication apply in respect of SKT’s holdings of Issued CPS (as defined below) following consummation of the U.S. Domestication.
Delaware Certificate of Designation for Convertible Preferred Stock
On June 27, 2025, in connection with the U.S. Domestication, Penguin Solutions Delaware executed and adopted a Certificate of Designation of Convertible Preferred Stock (the “CPS Delaware Certificate of Designation”) that sets forth the terms, rights and obligations of a series of 200,000 shares of preferred stock of Penguin Solutions Delaware having a par value of $0.03 per share, designated as convertible preferred stock (the “Issued CPS”). The principal attributes of the Issued Cayman CPS and the Issued CPS are substantially the same, subject to changes to give effect to requirements of Delaware law. Refer to the Certificate of Designation of Penguin Solutions, Inc., effective as of June 27, 2025, filed as Exhibit 3.2 hereto, to the description of the Issued CPS contained in Item 8.01 of our Current Report on Form 8-K filed with the SEC on June 30, 2025 in connection with the consummation of the U.S. Domestication, and to the information under the heading “Comparison of Rights of Cayman Islands Shareholders and Delaware Stockholders” in Penguin Solution Cayman’s definitive proxy statement filed with the SEC on May 2, 2025.
Assumption and Amendment and Restatement of Equity Plans
Effective upon the completion of the U.S. Domestication, Penguin Solutions Delaware assumed Penguin Solutions Cayman’s equity incentive plans and all outstanding awards and rights thereunder and amended and restated each plan in the form of the Amended and Restated 2017 Stock Incentive Plan, the Amended and Restated 2021 Inducement Plan and the Amended and Restated 2018 Employee Stock Purchase Plan (together with any applicable predecessor plans, the “Incentive Plans”), to provide, among other things, that Penguin Solutions Delaware common stock will be issued, held, available for issuance or used to measure or satisfy benefits as appropriate under the Incentive Plans, in substitution for Penguin Solutions Cayman ordinary shares. The assumed awards and rights continue to have substantially the same terms and conditions that applied prior to the consummation of the U.S. Domestication (including any applicable vesting and change in control provisions and the U.S. Domestication did not constitute a change in control for the purposes of such provisions).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report and in the 2024 Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties and other factors. Our actual results could differ materially from those contained in these forward-looking statements due to a number of risks, uncertainties and other factors, including those discussed below and elsewhere in this Quarterly Report and in the 2024 Annual Report. See also “Cautionary Note Regarding Forward-Looking Statements.”
Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2025 and 2024 contain 52 weeks and 53 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated. All financial information for our subsidiaries in Brazil is included in our consolidated financial statements on a one-month lag because their fiscal years ended on July 31 of each year. In connection with the completion of the divestiture of an 81% interest in SMART Brazil (as defined below), we ceased consolidating the operations of SMART Brazil in our financial statements as of the November 29, 2023 disposal date. As a result, financial information for the first quarter of 2024 includes the four-month period for the SMART Brazil operations from August 1, 2023 to November 29, 2023. All tabular amounts are in thousands, except percentages.
Overview
On June 30, 2025, we completed the U.S. Domestication of the parent company of our corporate group, Penguin Solutions Cayman, from the Cayman Islands to the State of Delaware in the United States, resulting in Penguin Solutions Delaware becoming our publicly traded parent company and the successor issuer to Penguin Solutions Cayman. The financial information in this Quarterly Report for periods prior to the completion of the U.S. Domestication relates to Penguin Solutions Cayman. Unless stated otherwise or the context requires otherwise, the terms “Penguin Solutions,” “Company,” “we,” “our,” “us” or similar terms (i) for periods prior to the effectiveness of the U.S. Domestication, refer to Penguin Solutions Cayman and its consolidated subsidiaries and (ii) for periods at or after the completion of the U.S. Domestication, refer to Penguin Solutions Delaware and its consolidated subsidiaries. See “Explanatory Note” and “About this Quarterly Report,” above.
For an overview of our business, see “Item 1. Business” of the 2024 Annual Report.
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
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Factors Affecting Our Operating Performance
Macro-Economic Demand Factors: Our business segments each have their own unique set of demand factors. Our Advanced Computing business is driven by demand for high-performance compute solutions across AI and machine learning initiatives, as well as traditional workload optimization and efficiency applications. Demand in our Integrated Memory segment is driven by end-market demand from OEMs for customer-specific solutions in vertical markets such as industrial, government, networking, high-performance compute and enterprise storage, as well as emerging demand for higher density and greater bandwidth solutions for AI deployments. Finally, demand for our Optimized LED products is derived from targeted end-market applications, such as general high-power and mid-power lighting and specialty lighting, including video display and horticulture applications. We believe our diversified business segments may sometimes provide a natural hedge against downturns in any particular industry and resulting negative impacts on the financial and operational success of our customers. However, broader macro-economic trends, including global conflicts impacting international relations, recessionary indicators, high inflation rates, uncertainty and costs associated with trade policies and tariffs, and interest rates, can adversely affect all three segments concurrently.
Shifts in the Mix and Timing of Our Revenue: Shifts in the mix of revenue from our operating segments, and in the timing of revenue, which can vary significantly from period to period, can impact our business and operating results, including gross and operating margins. For example, our Advanced Computing segment has shown solid growth, but is subject to variability in its sales and margin profile from period to period for reasons such as the following: recognition of revenue is tied to, among other things, customer decisions as to the completion of delivery and system go-live events, sales can be affected by the timing of customer deployments, contract renewal decisions by customers, or customer budget and volume considerations and margin is driven by the extent to which higher margin software and managed services comprise Advanced Computing sales. Our resource commitments and planning for each segment are relatively fixed in the short term, and as such, variability in expected revenue mix will have direct implications for our operating income and margins. Additionally, our revenue will be negatively impacted by the winding down of our Penguin Edge business, which we expect to wind down and discontinue by approximately the end of calendar year 2025. The comparability of our operating results against prior periods will also be affected following the wind down of our Penguin Edge business.
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

Results of Operations

	Three Months Ended				Nine Months Ended
	May 30, 2025		May 31, 2024		May 30, 2025		May 31, 2024
Net sales:
Advanced Computing	$132,498	40.9%	$144,968	48.2%	$510,081	49.5%	$405,197	47.1%
Integrated Memory	130,124	40.1%	91,629	30.5%	332,090	32.2%	260,594	30.3%
Optimized LED	61,629	19.0%	63,983	21.3%	188,701	18.3%	193,857	22.6%
Total net sales	324,251	100.0%	300,580	100.0%	1,030,872	100.0%	859,648	100.0%
Cost of sales	229,168	70.7%	211,674	70.4%	733,329	71.1%	605,958	70.5%
Gross profit	95,083	29.3%	88,906	29.6%	297,543	28.9%	253,690	29.5%

Operating expenses:
Research and development	20,222	6.2%	19,681	6.5%	59,940	5.8%	61,596	7.2%
Selling, general and administrative	59,724	18.4%	57,249	19.0%	179,575	17.4%	175,851	20.5%
Impairment of goodwill	5,294	1.6%	—	—%	11,373	1.1%	—	—%
Other operating expense	—	—%	465	0.2%	968	0.1%	6,739	0.8%
Total operating expenses	85,240	26.3%	77,395	25.7%	251,856	24.4%	244,186	28.4%
Operating income	9,843	3.0%	11,511	3.8%	45,687	4.4%	9,504	1.1%

Non-operating (income) expense:
Interest expense, net	573	0.2%	6,167	2.1%	7,152	0.7%	22,975	2.7%
Other non-operating (income) expense	(1,439)	(0.4)%	441	0.1%	(1,012)	(0.1)%	113	—%
Total non-operating (income) expense	(866)	(0.3)%	6,608	2.2%	6,140	0.6%	23,088	2.7%
Income (loss) before taxes	10,709	3.3%	4,903	1.6%	39,547	3.8%	(13,584)	(1.6)%

Income tax provision	7,259	2.2%	(1,323)	(0.4)%	21,262	2.1%	4,409	0.5%
Net income (loss) from continuing operations	3,450	1.1%	6,226	2.1%	18,285	1.8%	(17,993)	(2.1)%
Net loss from discontinued operations	—	—%	—	—%	—	—%	(8,148)	(0.9)%
Net income (loss)	3,450	1.1%	6,226	2.1%	18,285	1.8%	(26,141)	(3.0)%
Net income attributable to noncontrolling interest	789	0.2%	610	0.2%	2,325	0.2%	1,784	0.2%
Net income (loss) attributable to Penguin Solutions	2,661	0.9%	5,616	1.9%	15,960	1.6%	(27,925)	(3.2)%
Preferred share dividends	3,033	0.9%	—	—%	5,633	0.5%	—	—%
Income available for distribution	(372)	(0.1)%	5,616	1.9%	10,327	1.0%	(27,925)	(3.2)%
Income allocated to participating securities	—	—%	—	—%	678	0.1%	—	—%
Net income (loss) available to ordinary shareholders	$(372)	(0.1)%	$5,616	1.9%	$9,649	0.9%	$(27,925)	(3.2)%
Percentages represent percentage of total net sales. Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
In the third quarter of 2025, net sales increased by $23.7 million, or 7.9%, compared to the same period in the prior year, primarily due to higher sales from our Integrated Memory business segment, partially offset by lower sales from our Advanced Computing and Optimized LED business segments. Integrated Memory net sales increased by $38.5 million, or 42.0%, compared to the same period in the prior year, primarily due to higher sales volumes of DRAM products stemming from improved market demand, along with higher supply chain services. Advanced Computing net sales decreased by $12.5 million, or 8.6%, in the third quarter of 2025, compared to the same period in the prior year, primarily due to lower hardware sales stemming from the timing of customer projects. Optimized LED net sales decreased by $2.4 million, or 3.7%, in the third quarter of 2025, compared to the same period in the prior year, primarily due to lower direct sales across China and Europe.
In the first nine months of 2025, net sales increased by $171.2 million, or 19.9%, compared to the same period in the prior year. The increase in the nine-month period was due to higher sales from our Advanced Computing and Integrated Memory business segments, partially offset by lower sales from our Optimized LED business segment. Advanced Computing net sales increased by $104.9 million, or 25.9%, in the first nine months of 2025, compared to the same period in the prior year, primarily due to higher hardware sales driven by increased demand for AI solutions and high-performance computing within the first half of 2025. Integrated Memory net sales increased by $71.5 million, or 27.4%, in the first nine months of 2025, compared to the same period in the prior year, primarily due to higher sales volumes of DRAM and Flash storage products stemmi ng from improved market demand. Optimized LED net sales decreased by $5.2 million, or 2.7%, in the first nine months of 2025, compared to the same period in the prior year, primarily due to lower direct sales across China and Europe.
Cost of sales increased by $17.5 million, or 8.3%, and $127.4 million, or 21.0%, in the third quarter and first nine months of 2025, respectively, compared to the same periods in the prior year. The increase was primarily driven by increased product sales from our Integrated Memory segment in the third quarter and first nine months of 2025, along with increased product sales from our Advanced Computing segment in the first nine months of 2025.
Gross margin decreased to 29.3% in the third quarter of 2025 compared to 29.6% in the same period in 2024, and to 28.9% in the first nine months of 2025 compared to 29.5% in the same period of 2024, primarily due to unfavorable mix from higher product revenue in our Advanced Computing business.
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

	Three Months Ended		Nine Months Ended
	May 30, 2025	May 31, 2024	May 30, 2025	May 31, 2024
GAAP operating income	$9,843	$11,511	$45,687	$9,504
Share-based compensation expense	10,251	11,192	33,362	32,801
Amortization of acquisition-related intangibles	8,439	9,766	27,033	29,525
Cost of sales-related restructuring	369	387	404	1,271
Diligence, acquisition and integration expense	296	4	1,696	6,678
Redomiciliation costs (1)	3,702	—	7,304	—
Impairment of goodwill	5,294	—	11,373	—
Restructuring charges	—	465	968	6,739
Other (1)	280	—	655	—
Non-GAAP operating income	$38,474	$33,325	$128,482	$86,518

Non-GAAP operating income by segment:
Advanced Computing	$24,684	$28,921	$91,734	$69,113
Integrated Memory	12,457	4,471	30,543	17,682
Optimized LED	1,333	(67)	6,205	(277)
Total non-GAAP operating income by segment	$38,474	$33,325	$128,482	$86,518
(1) In the second quarter of 2025 we began breaking out redomiciliation costs from “Other.” All periods presented have been adjusted to reflect this change.
Advanced Computing operating income decreased by $4.2 million, or 14.7%, in the third quarter of 2025, as compared to the same period in the prior year, primarily due to decreased net revenue from lower hardware sales, and increased by $22.6 million, or 32.7%, in the first nine months of 2025, as compared to the same period in the prior year, primarily due to increas ed net revenue, as well as lower operating expenses, mainly driven by lower subcontract services, partially offset by increased operating expenses, mainly driven by increased personnel costs stemming from bonus achievement.
Integrated Memory operating income increased by $8.0 million, or 178.6%, and $12.9 million, or 72.7%, in the third quarter and first nine months of 2025, respectively, as compared to the same periods in the prior year, primarily due to increased net revenue, partially offset by increased operating expenses, mainly driven by increased personnel costs stemming from bonus achievement.
Optimized LED operating income increased by $1.4 million and $6.5 million, in the third quarter and first nine months of 2025, respectively, as compared to the same periods in the prior year, primarily due to higher gross profit, stemming from more favorable product mix.
Operating and Non-operating (Income) Expense
Research and Development
Research and development expense increased by $0.5 million, or 2.7%, and decreased $1.7 million, or 2.7%, in the third quarter and first nine months of 2025, respectively, as compared to the same periods in the prior year. The increase in the three-month period, compared to the same period in the prior year, was primarily due to higher personnel-related expenses stemming from increased bonus achievement as a result of company performance. The decrease in the nine-month period, compared to the same period in the prior year, was primarily due to decreased personnel-related expenses mainly driven by headcount reductions, as well as lower subcontract services mainly driven by Penguin Computing.
Selling, General and Administrative
Selling, general and administrative expense increased by $2.5 million, or 4.3%, and $3.7 million, or 2.1%, in the third quarter and first nine months of 2025, respectively, as compared to the same periods in the prior year, primarily due to higher personnel-related expenses stemming from increased bonus achievement as a result of company performance, partially offset by decreased professional services as compared to increased cost in the prior year due to the SMART Brazil divestiture referenced above.
Impairment of Goodwill
During the second quarter of 2023, we initiated a plan pursuant to which we intend to wind down manufacturing and discontinue the sale of certain products offered through our Penguin Edge business by approximately the end of calendar year 2025. In connection therewith and with the preparation of the financial statements included in this Quarterly Report, we assessed goodwill associated with our Penguin Edge business within our Advanced Computing segment and concluded it was partially impaired. As a result, we recorded charges of $5.3 million and $11.4 million in the third quarter and first nine of 2025, respectively, to impair the carrying value of Advanced Computing goodwill. We currently anticipate that the goodwill of the Penguin Edge reporting unit of $4.7 million as of May 30, 2025 will be fully impaired by the end of calendar 2025. For additional information regarding the goodwill impairment, refer to “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Intangible Assets and Goodwill.”
Other Operating (Income) Expense
There were no other operating expenses in the third quarter of 2025 and $0.5 million operating expenses attributable to restructuring charges in the third quarter of 2024. Other operating expense in the first nine months of 2025 and 2024 included restructuring charges of $1.0 million and $6.7 million, respectively. The restructuring charges for all periods presented were primarily for employee severance costs and other benefits resulting from workforce reductions, the elimination of certain projects across our businesses and other costs associated with the wind down of our Penguin Edge business. We anticipate that these activities will continue into future quarters and anticipate recording additional restructuring charges.

Interest Expense, Net
Net interest expense decreased by $5.6 million and $15.8 million in the third quarter and first nine months of 2025, respectively, compared to the same periods in the prior year, primarily due to principal payments made on the Amended 2022 TLA (as defined below) during the last half of fiscal 2024.
Other Non-operating (Income) Expense
Other non-operating (income) expense in the third quarter and first nine months of 2025 and 2024 primarily reflected foreign currency gains (losses). See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Other Non-operating (Income) Expense.”
Income Tax Provision (Benefit)
Income tax provision in the third quarter and first nine months of 2025 increased by $8.6 million and by $16.9 million, respectively, as compared to the same periods in the prior year, primarily due to an increase in profit before tax in jurisdictions subject to income tax, partially offset by a reduction in withholding tax.
Our effective tax rate was 67.8% and 53.8% in the third quarter and first nine months of 2025, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized and to withholding taxes, state income taxes, and nondeductible compensation paid to officers, partially offset by research and development tax credits. Our effective tax rate was (27.0)% and (32.5)% in the third quarter and first nine months of 2024, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, withholding taxes and state income taxes.
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
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Liquidity and Capital Resources
As of May 30, 2025, we had cash, cash equivalents and short-term investments of $735.5 million, of which $545.5 million was held by subsidiaries outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, research and development expenditures and working capital requirements. We expect that future capital expenditures will focus on expanding our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts, money market funds and time deposits. We do not acquire investments for trading or speculative purposes.
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

Repayment of 2022 TLA and 2025 Credit Facility
On February 7, 2022, Penguin Solutions and SMART Modular Technologies, Inc. entered into a credit agreement (the “2022 Original Credit Agreement”) with a syndicate of banks and Citizens Bank, N.A., as administrative agent that provided for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the “2022 TLA”) and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (the “2022 Revolver”), in each case, maturing on February 7, 2027. The 2022 Original Credit Agreement provided that up to $35.0 million of the 2022 Revolver is available for issuances of letters of credit. On August 29, 2022, the 2022 Original Credit Agreement was amended (the “2022 Amended Credit Agreement”) to, among other things, provide for incremental term loans so that the aggregate amount of term loans was $300.0 million (together with the 2022 TLA, the “Amended 2022 TLA”), amend the First Lien Leverage Ratio (as defined in the 2022 Amended Credit Agreement) and increase the aggregate amount of unrestricted cash and permitted investments netted from the definitions of Consolidated First Lien Debt and Consolidated Net Debt. As of May 30, 2025, there was $300.0 million of aggregate principal amount outstanding under the Amended 2022 TLA and there were no amounts outstanding under the 2022 Revolver.
On June 24, 2025 (the “Refinancing Closing Date”), Penguin Solutions (the “Parent Borrower”) and SMART Modular Technologies, Inc. (the “Co-Borrower” and together with the Parent Borrower, the “Borrowers”) entered into a new Credit Agreement (the “2025 Credit Agreement”) by and among the Borrowers, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank. The 2025 Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $400 million (the “2025 Credit Facility” and the revolving loans thereunder, the “2025 Loans”), maturing on June 24, 2030.
Under the 2025 Credit Agreement, 2025 Loans bear interest at a rate per annum equal to either, at the Borrowers’ option, Term Secured Overnight Financing Rate (“Term SOFR”) rate or a base rate, in each case plus an applicable margin based on the Total Leverage Ratio (as defined in the 2025 Credit Agreement) and ranges from 1.25% to 3.00% per annum with respect to Term SOFR borrowings and from 0.25% to 2.00% per annum with respect to base rate borrowings. In addition, we are required to pay a quarterly unused commitment fee at an initial rate of 0.25%, which may increase up to a rate of 0.35% based on certain Total Leverage Ratio levels specified in the 2025 Credit Agreement.
On the Refinancing Closing Date, we borrowed $100 million under the 2025 Credit Facility, and simultaneously applied such proceeds, together with $200 million cash on hand, to repay in full all borrowings and terminate all commitments under the 2022 Amended Credit Agreement. Immediately prior to the repayment and termination of the 2022 Amended Credit Agreement, we had $300 million of principal outstanding under the Amended 2022 TLA, with unamortized issuance costs of $1.8 million and an effective interest rate of 7.17%, and no amounts outstanding under the 2022 Revolver, with unamortized issuance costs of $1.5 million. Following the termination of the 2022 Amended Credit Agreement, we will recognize a loss on extinguishment of debt equal to the unamortized issuance costs of $3.3 million.
For a description of the material terms of the 2025 Credit Agreement, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Subsequent Events.”
Convertible Senior Notes
2026 Notes
In February 2020, we issued $250.0 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2026 (“2026 Notes”) pursuant to an indenture (the “2026 Indenture”) between us and U.S. Bank Trust Company National Association, as trustee. The 2026 Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased.
On January 18, 2023, we exchanged $150.0 million principal amount of 2026 Notes for $150.0 million principal amount of new 2029 Notes (as defined below). On August 6, 2024, we repurchased $80.0 million aggregate principal amount of our 2026 Notes for $100.6 million cash (including payment for accrued interest) in privately-negotiated transactions. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes – Repurchase of Convertible Senior Notes” in this Quarterly Report. As of May 30, 2025, $20.0 million in aggregate principal amount of 2026 Notes were outstanding.

2029 Notes
In February 2023, we issued $150.0 million in aggregate principal amount of 2.00% Convertible Senior Notes due 2029 (“2029 Notes”) pursuant to an indenture (the “2029 Indenture”), dated as of January 23, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes will mature on February 1, 2029, unless earlier converted, redeemed or repurchased. As of May 30, 2025, $150.0 million in aggregate principal amount of 2029 Notes were outstanding.
2030 Notes
On August 6, 2024 and August 14, 2024, we issued $175.0 million and $25.0 million aggregate principal amount, respectively, of our 2.00% Convertible Senior Notes due 2030 (collectively, the “2030 Notes,” and together with the 2026 Notes and the 2029 Notes, the “Convertible Senior Notes”) pursuant to, and governed by, an indenture (the “2030 Indenture”), dated August 6, 2024, between us and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes will mature on August 15, 2030, unless earlier converted, redeemed or repurchased. As of May 30, 2025, $200.0 million in aggregate principal amount of 2030 Notes were outstanding.
For additional details of the terms of our Convertible Senior Notes, refer to “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes” in the 2024 Annual Report and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes” in this Quarterly Report.
Capped Calls
In connection with our Convertible Senior Notes, we have entered into privately-negotiated capped call transactions, which are intended to reduce the effect of potential dilution upon conversion of our Convertible Senior Notes. The capped calls provide for our receipt of cash or shares, at our election, from counterparties if the trading price of our ordinary shares is above the strike price on the expiration date.
For additional information on our Capped Call Transactions, refer to “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Capped Calls” in the 2024 Annual Report.

Divestiture of SMART Brazil
In November 2023, we completed the divestiture of SMART Brazil. In connection with the divestiture, we sold an 81% interest and retained a 19% interest in SMART Brazil. At the closing of the transaction, we received cash of $143.0 million, net of tax, from the sale. In addition, we received a deferred payment of $24.3 million (net of $4.2 million withholding tax) in May 2025. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Preferred Share Investment
On December 13, 2024, we closed the SKT Investment (as defined below) by SK Telecom Co., Ltd. (“SKT”). Pursuant to the SKT Purchase Agreement, we sold to Astra AI Infra LLC, an affiliate of SKT (“Astra AI Infra”), 200,000 convertible preferred shares, par value $0.03 per share, of Penguin Solutions (the “Issued Cayman CPS”), at a price of $1,000 per share or an aggregate price of $200.0 million (the “SKT Investment”).
On the closing date of the SKT Investment, we and Astra AI Infra entered into an Investor Agreement, and the CPS Certificate of Designation became effective. The Investor Agreement and the CPS Certificate of Designation provided for certain rights and restrictions relating to the SKT Investment, including but not limited to board representation rights, pro rata rights, registration rights and consent rights, and standstill provisions, disposition restrictions and voting obligations.
On June 27, 2025, in connection with the U.S. Domestication, Penguin Solutions Delaware executed and adopted a Certificate of Designation of Convertible Preferred Stock (the “CPS Delaware Certificate of Designation”) that sets forth the terms, rights and obligations of a series of 200,000 shares of preferred stock of Penguin Solutions Delaware having a par value of $0.03 per share, designated as convertible preferred stock (the “Issued CPS”), which principal attributes remain substantially the same as prior to the U.S. Domestication, subject to changes to give effect to requirements of Delaware Law. The shares of Issued CPS are convertible into shares of common stock at an initial conversion price of $32.81, subject to adjustment upon the occurrence of certain events, will have an initial liquidation preference of 1x and will only be redeemable at our option, subject to certain conditions. The holder of Issued CPS may convert such holder’s Issued CPS into shares of common stock at any time, provided that the Issued CPS may, at our option, automatically be converted into shares of common stock on any date following the second anniversary of the closing upon certain conditions. The Issued CPS entitles the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option. Shares of Issued CPS are not redeemable upon or repurchased upon the election of the holders of Issued CPS. Refer to the Certificate of Designation of Penguin Solutions, Inc., effective as of June 27, 2025, filed hereto as Exhibit 3.2, and to the section entitled “Comparison of Rights of Cayman Islands Shareholders and Delaware Stockholders” contained in Penguin Solution Cayman’s definitive proxy statement filed with the SEC on May 2, 2025.
On June 30, 2025, effective upon consummation of the U.S. Domestication, Penguin Solutions Delaware assumed the Investor Agreement from Penguin Solutions Cayman and Penguin Solutions Delaware and SKT amended and restated the Investor Agreement (as amended and restated, the “Amended and Restated Investor Agreement”) such that the rights and restrictions relating to SKT’s beneficial ownership of the Issued Cayman CPS in place prior to the U.S. Domestication apply in respect of SKT’s holdings of the Issued CPS following consummation of the U.S. Domestication.
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Preferred Share Investment” and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Subsequent Events.”
Cash Flows

	Nine Months Ended
	May 30, 2025	May 31, 2024
Net cash provided by operating activities from continuing operations	$183,616	$117,677
Net cash used for investing activities from continuing operations	(25,744)	(3,526)
Net cash provided by (used for) financing activities from continuing operations	144,587	(159,615)
Net increase in cash and cash equivalents from discontinued operations	24,251	90,447
Effect of changes in currency exchange rates	—	(1,256)
Net increase in cash, cash equivalents and restricted cash	$326,710	$43,727
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, share-based compensation, gains and losses from investing or financing activities, and from the effects of changes in operating assets and liabilities.
Net cash provided by operating activities from continuing operations in the first nine months of 2025 resulted primarily from net income of $18.3 million, adjusted for non-cash items of $89.2 million. Operating cash flows were positively affected by a $76.1 million net change in our operating assets and liabilities, primarily from the effects of an increase of $133.9 million in accounts payable and accrued expenses and other liabilities primarily due to increase in deferred revenue from customer services and higher accounts payable related to the timing of trade purchases, and a decrease of $13.7 million in other assets, partially offset by an increase of $30.8 million in inventories, primarily to support future demand across both Advanced Computing and Integrated Memory, and an increase of $40.8 million in accounts receivable primarily due to increased sales.
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

Investing Activities: Net cash used for investing activities from continuing operations in the first nine months of 2025 consisted primarily of $18.6 million net purchase of marketable investment securities and $6.1 million for capital expenditures and deposits on equipment.
Net cash used for investing activities from continuing operations in the first nine months of 2024 consisted of $13.6 million for capital expenditures and deposits on equipment, offset by net maturities of marketable investment securities of $11.4 million.
Financing Activities: Net cash provided by financing activities from continuing operations in the first nine months of 2025 consisted primarily of $191.2 million of proceeds from the issuance of preferred shares, net of issuance costs of $8.8 million, and $7.7 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by $49.2 million of payments to acquire our ordinary shares (including $40.9 million under our share repurchase program).
Net cash used for financing activities from continuing operations in the first nine months of 2024 consisted primarily of $126.6 million in principal repayment of debt, $21.0 million for payment of contingent consideration related to our 2023 acquisition of Stratus Technologies and $18.0 million of payments to acquire our ordinary shares (including $13.9 million under our share repurchase program), partially offset by $8.1 million in proceeds from the issuance of ordinary shares from our equity plans.
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
For a summary of our critical accounting estimates, see “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2024 Annual Report. There have been no material changes to our critical accounting estimates from those described in the 2024 Annual Report.
For a summary of our significant accounting policies, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Significant Accounting Policies” of this Quarterly Report and “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies” of the 2024 Annual Report. There have been no material changes to our significant accounting policies from those described in the 2024 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Based on our monetary assets and liabilities denominated in foreign currencies as of May 30, 2025 and August 30, 2024, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $2.2 million and $2.5 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt, which included borrowings under the Amended 2022 TLA until our repayment of outstanding amounts thereunder on June 24, 2025, and includes borrowings under our 2025 Credit Facility pursuant to the 2025 Credit Agreement entered into on June 24, 2025. As of July 1, 2025, we had $100.0 million outstanding under the 2025 Credit Facility. In addition, the 2025 Credit Agreement provides for borrowings of up to $400.0 million aggregate principal amount under a revolving credit facility. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2025 Credit Facility were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense, and a decrease in our cash flows, of $4.0 million per year.
As of May 30, 2025, we had cash, cash equivalents and short-term investments of $735.5 million. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions and in short-duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or decreases in interest rates would be expected to augment or reduce future interest income by an insignificant amount.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of May 30, 2025 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
During the third quarter of 2025, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Commitments and Contingencies” and “Item 1A. Risk Factors.”
Item 1A. Risk Factors
Other than as set forth below, there have been no material changes to the risks described in “PART I – Item 1A. Risk Factors” in the 2024 Annual Report. You should carefully consider the risks and uncertainties and the other information in this Quarterly Report, including “PART I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, in “PART I – Item 1A. Risk Factors” in the 2024 Annual Report. Our business, financial condition or results of operations could be materially and adversely affected if any of these risks occurs and, as a result, the market price of our common stock could decline and you could lose all or part of your investment.
This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional information. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including the risks facing our Company described below, in the 2024 Annual Report.
The anticipated benefits of the U.S. Domestication may not be realized.

On June 30, 2025, we consummated the redomiciliation of the parent company of our corporate group from the Cayman Islands to the State of Delaware in the United States. We may not realize the benefits we anticipate from the U.S. Domestication, particularly as the achievement of the benefits are in many important respects subject to factors that we do not and cannot control, including the reaction of third parties with whom we enter into contracts and do business and the reaction of investors. Additionally, the anticipated benefits from the U.S. Domestication may not offset the direct and indirect costs and expenses incurred in connection with the U.S. Domestication. Our failure to realize those benefits could have a material and adverse effect on our business, results of operations or financial condition.

The U.S. Domestication may adversely impact our effective tax rate.

Although we do not expect the U.S. Domestication to increase our effective tax rate, there is a risk that our effective tax rate may increase after the U.S. Domestication. Following the U.S. Domestication, our effective tax rate may change significantly, which could materially impact our financial results, including our earnings and cash flow, for periods after the U.S. Domestication, and may fluctuate significantly from period to period. Our effective tax rate is based upon the application of currently applicable income tax laws, regulations and treaties, as well as current judicial and administrative interpretations of these income tax laws, regulations and treaties in various jurisdictions, including other than the United States.

In light of these factors, there can be no assurance that our effective tax rate will not increase in future periods, including as a result of and following the U.S. Domestication. Moreover, U.S. tax laws significantly limit our ability to redomicile outside of the United States. Accordingly, if our effective tax rate were to increase as a result of the U.S. Domestication, our business and financial performance could be adversely affected.

The market for our common stock may differ from the market for the Penguin Solutions Cayman ordinary shares and the market price of our common stock may as a result be subject to volatility.

The market price, trading volume or volatility, or potential investor pool of our common stock may be different from those of the Penguin Solutions Cayman ordinary shares.

As a result, the market price of our common stock could be subject to wide fluctuations, which may be unrelated to the Penguin Solutions group of companies’ operating performance and prospects but nevertheless affect the price of our common stock. This volatility may affect the ability of holders of our common stock to sell their shares at an advantageous price.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could delay, defer, discourage, or prevent a takeover attempt.

Our amended and restated certificate of incorporation and amended and restated bylaws contain, and the General Corporation Law of the State of Delaware (the “Delaware General Corporation Law”) contains, provisions which could have the effect of delaying, deferring, discouraging or preventing acquisitions of the Company that some stockholders may favor. These provisions provide for the following:

•a classified board of directors with three-year staggered terms, who can only be removed for cause, and only by the affirmative vote of the holders of at least 66 2/3% of the voting power of all then-outstanding voting stock entitled to vote at an election of directors, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to set the size of the board of directors and to elect a director to fill a vacancy, however occurring, including by an expansion of the board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;
•the ability of our board of directors to authorize the issuance of shares of undesignated preferred stock and to determine the price and other terms of those shares, including voting or other rights or preferences, without stockholder approval, which could impede the success of any attempt to change control of the Company and be used to significantly dilute the ownership of a hostile acquirer;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•in addition to our board of directors’ ability to adopt, amend, or repeal our amended and restated bylaws, our stockholders may adopt, amend, or repeal our amended and restated bylaws only with the affirmative vote of the holders of at least 66 2/3% of the voting power of the outstanding shares of voting stock of the Company entitled to vote generally in an election of directors;
•the required approval of at least 66 2/3% of the voting power of all then outstanding shares of the Company entitled to vote thereon, voting together as a single class, to adopt, amend, or repeal certain provisions of our amended and restated certificate of incorporation;
•the requirement that any action required or permitted to be taken by its stockholders must be effected at a duly called annual or special meeting of its stockholders and may not be taken by written consent in lieu of a meeting; however, any action required or permitted to be taken by the holders of the CPS, voting separately as a series or class, may be taken by written consent;
•the requirement that a special meeting of stockholders may be called only by or at the direction of our board of directors, the chairperson of our board of directors, or our chief executive officer or president, thus prohibiting a stockholder from calling a special meeting;
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to bring other business before a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us;
•certain litigation against us can only be brought in Delaware; and
•the limitation of liability of, and provision of indemnification to, our directors and officers.

These provisions, alone or together, could delay, defer, discourage or prevent hostile takeovers and changes in control or changes in our management. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire.

As a Delaware corporation, we are also subject to provisions of the Delaware General Corporation Law, including Section 203 thereof, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or the Delaware General Corporation Law that has the effect of delaying, deferring, discouraging or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered or intend to enter into with our directors and officers provide that:

•we will indemnify our directors and officers to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, except that such directors or officers will undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•the rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents.

Our directors’ and officers’ liability insurance policies may not be available to us in the future at a reasonable rate, may not cover all potential claims for indemnification, and may not be adequate to indemnify us for all liability that may be imposed.

Our amended and restated certificate of incorporation provides for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

Our amended and restated certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, (a) the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court for the District of Delaware or other state courts of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on behalf of the Company, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer or stockholder to the Company or our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws (as either may be amended from time to time), or (iv) any action, suit or proceeding asserting a claim against the Company that is governed by the internal affairs doctrine; and (b) the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act of 1933, as amended, including all causes of action asserted against any defendant to such complaint.

Any person or entity purchasing or otherwise acquiring any interest in any security of the Company will be deemed to have notice of and consented to these provisions. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act, from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations, and financial condition. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former director, officer or stockholder to the Company, which may discourage such claims against us or any of our current or former director, officer or stockholder to the Company and result in increased costs for investors to bring a claim.
Tariffs, other trade restrictions, or taxes have had in the past and could have in the future, an adverse impact on our business, operations, and financial results.
We source materials from, manufacture products in, and sell products in foreign countries, including China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. For example, any economic and political uncertainty caused by the U.S. tariffs imposed on goods from China and other countries by the current administration, and any corresponding tariffs or currency devaluations from China or such other countries in response, has negatively impacted, and may in the future negatively impact, demand and/or has in the past increased, or may in the future increase, the cost for certain of our products, particularly within our LED business. In addition, many of our customers also rely on international trade and may experience impacts similar to our own, which could in turn affect their relationship with us. Furthermore, the imposition of additional tariffs, duties, border adjustment taxes or other trade restrictions by the United States could result in the adoption of additional or increased tariffs or other trade restrictions by other countries. Tariffs may in the future increase our cost of materials and may cause us to increase prices to our customers, which we believe may reduce demand for our products. Our price increases may not be sufficient to fully offset the impact of tariffs and may result in lowering our margin on products sold. In sum, if the United States Government increases or implements additional tariffs, or if additional tariffs or trade restrictions are implemented by other countries, the resulting trade barriers could have a significant adverse impact on our suppliers, our customers and on our business. The volatility and unpredictability of international trade policies and conditions add further complexity to our operations, making it challenging to forecast and plan effectively. We are not able to predict future trade policy of the United States (including any potential changes in U.S. trade policy if there is a change in administration) or of any foreign countries in which we operate or purchase goods, or the terms of any trade agreements or their impact on our business. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence or threat of a trade war or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, operating results and financial condition.
Our credit agreement may limit our flexibility in operating our business.

We, through Penguin Solutions Cayman and SMART Modular Technologies, as Borrowers, are party to the 2025 Credit Agreement, as described in more detail in “PART I – Item 1. Financial Statements– Notes to Consolidated Financial Statements – Subsequent Events.” This agreement contains, and future credit agreements may contain, restrictive covenants that limit our ability to engage in specified transactions and prohibit us from voluntarily prepaying certain of our other indebtedness. For instance, the covenants in our 2025 Credit Agreement limit the ability of Penguin Solutions Cayman and certain of its subsidiaries to, among other things:

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

Under the 2025 Credit Agreement, we also are required to satisfy and maintain certain specified financial ratios. Our ability to meet those financial ratios could be affected by events beyond our control, and there can be no assurance that we will meet those ratios.

The failure to comply with any of these covenants would cause a default under the 2025 Credit Agreement. A default, if not waived, could result in acceleration of the outstanding indebtedness under the 2025 Credit Agreement as well as under our outstanding Convertible Senior Notes, in which case such indebtedness would become immediately due and payable. If any default occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 5, 2022, we announced that our Board of Directors approved a $75.0 million share repurchase authorization (the “Initial Authorization”), under which we may repurchase our outstanding ordinary shares from time to time through open market purchases, privately-negotiated transactions or otherwise. On January 9, 2024, we announced that the Audit Committee of the Board of Directors approved an additional $75.0 million share repurchase authorization (the “Additional Authorization,” and together with the Initial Authorization, the “Current Authorization”). The Current Authorization, which consists solely of amounts approved pursuant to the Additional Authorization as all amounts under the Initial Authorization have been utilized, has no expiration date but may be suspended or terminated by the Board of Directors at any time. As of May 30, 2025, the remaining aggregate dollar value of shares that may be repurchased under the Current Authorization was $36.8 million. Certain of our agreements, including the 2025 Credit Agreement, the SKT Purchase Agreement and the CPS Certificate of Designation relating to the SKT Investment, contain restrictions that limit our ability to repurchase our shares of common stock.
The following table sets forth information relating to repurchases of our equity securities during the three months ended May 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
March 1, 2025 - March 28, 2025	—	$—	—	$66,616,000
March 29, 2025 - April 25, 2025	1,425,200	$16.03	1,425,200	$43,768,000
April 26, 2025 - May 30, 2025	397,100	$17.53	397,100	$36,805,000
	1,822,300	$16.36	1,822,300
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On April 21, 2025, Jack Pacheco, our Executive Vice President, Chief Operating Officer, and President, Integrated Memory, adopted a Rule 10b5-1 trading arrangement (the “Pacheco 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Pacheco 10b5-1 Plan provides for the sale of up to 63,447 shares of common stock acquired upon the exercise of stock options, subject to pre-established limit prices, commencing on July 21, 2025 and continuing until all shares are sold or until December 31, 2025, whichever occurs first.

During the fiscal quarter ended May 30, 2025, no other officers or directors of Penguin Solutions adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 6. Exhibits
INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Penguin Solutions, Inc., effective as of June 27, 2025		8-K12B	001-38102	3.1	06/30/2025
3.2	Certificate of Designation of Convertible Preferred Stock, effective as of June 27, 2025		8-K12B	001-38102	3.2	06/30/2025
3.3	Amended and Restated Bylaws of Penguin Solutions, Inc., effective as of June 27, 2025		8-K12B	001-38102	3.3	06/30/2025
4.1	Form of Common Stock Certificate		S-8 POS	333-286347	4.1	06/30/2025
4.2	Second Supplemental Indenture in respect of the 2026 Notes, dated as of June 30, 2025, by and among Penguin Solutions Delaware, Penguin Solutions Cayman and U.S. Bank Trust Company, National Association, a national banking association organized under the laws of the United States of America, as trustee		8-K12B	001-38102	4.1	06/30/2025
4.3	First Supplemental Indenture in respect of the 2029 Notes, dated as of June 30, 2025, by and among Penguin Solutions Delaware, Penguin Solutions Cayman and U.S. Bank Trust Company, National Association, a national banking association organized under the laws of the United States of America, as trustee		8-K12B	001-38102	4.2	06/30/2025
4.4	First Supplemental Indenture in respect of the 2030 Notes, dated as of June 30, 2025, by and among Penguin Solutions Delaware, Penguin Solutions Cayman and U.S. Bank Trust Company, National Association, a national banking association organized under the laws of the United States of America, as trustee		8-K12B	001-38102	4.3	06/30/2025
4.5	Amended and Restated Investor Agreement, dated as of June 30, 2025, by and between Penguin Solutions Delaware and Astra AI Infra LLC		8-K12B	001-38102	4.4	06/30/2025
10.1†	Credit Agreement, dated as of June 24, 2025, by and among Penguin Solutions, Inc., SMART Modular Technologies, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank		8-K	001-38102	10.1	06/26/2025
10.2	Form of Indemnification and Advancement Agreement for Directors and Officers		8-K12B	001-38102	10.1	06/30/2025
10.3*	Independent Director Compensation Policy		8-K12B	001-38102	10.2	06/30/2025
10.4*	The Registrant’s Amended and Restated 2017 Stock Incentive Plan		8-K12B	001-38102	10.3	06/30/2025
10.5*	The Registrant’s Amended and Restated 2018 Employee Stock Purchase Plan		8-K12B	001-38102	10.4	06/30/2025
10.6*	The Registrant’s Amended and Restated 2021 Inducement Plan		8-K12B	001-38102	10.5	06/30/2025
10.7*	The Registrant’s Form of Restricted Stock Unit Award Agreement (Stock-Settled) under the Penguin Solutions, Inc. Amended and Restated 2017 Stock Incentive Plan		S-8 POS	333-286347	99.4	06/30/2025
10.8*	The Registrant’s Form of Restricted Stock Unit Award Agreement (Cash-Settled) under the Penguin Solutions, Inc. Amended and Restated 2017 Stock Incentive Plan		S-8 POS	333-286347	99.5	06/30/2025

10.9*	The Registrant’s Form of Restricted Stock Unit Award Agreement (Stock-Settled) under the Penguin Solutions, Inc. Amended and Restated 2021 Inducement Plan		S-8 POS	333-286347	99.6	06/30/2025
10.10*	The Registrant’s Form of Restricted Stock Unit Award Agreement (Cash-Settled) under the Penguin Solutions, Inc. Amended and Restated 2021 Inducement Plan		S-8 POS	333-286347	99.7	06/30/2025
10.11*	The Registrant’s Form of Performance Stock Unit Award Agreement under the Penguin Solutions, Inc. Amended and Restated 2017 Stock Incentive Plan		S-8 POS	333-286347	99.8	06/30/2025
10.12*	The Registrant’s Form of Performance Stock Unit Award Agreement under the Penguin Solutions, Inc. Amended and Restated 2021 Inducement Plan		S-8 POS	333-286347	99.9	06/30/2025
10.13*	Offer Letter, dated as of August 12, 2020, by and between the Registrant and Mark Adams		8-K	001-38102	10.1	08/13/2020
10.14*	Offer Letter, dated as of September 6, 2022, by and between the Registrant and Joseph Clark		10-Q	001-38102	10.1	04/09/2024
10.15*	Amended and Restated Offer Letter, effective as of September 25, 2023, by and between the Registrant and Anne Kuykendall		10-Q	001-38102	10.1	04/02/2025
10.16*	Amended and Restated Offer Letter, dated as of May 23, 2024, by and between the Registrant and Peter Manca		10-K	001-38102	10.15	10/24/2024
10.17*	Offer Letter, dated as of June 18, 2024, by and between the Registrant and Nathan Olmstead		10-Q	001-38102	10.2	07/09/2024
10.18*	Transition Agreement, effective as of April 10, 2025, by and between SMART Modular Technologies, Inc. and Jack Pacheco	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

†
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

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

Penguin Solutions, Inc.
Date: July 8, 2025	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 8, 2025	By:	/s/ Nate Olmstead
Nate Olmstead
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

