Form 10-K
period 2025-08-29
Penguin Solutions, Inc.
filed 2025-10-21
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 29, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-38102

PENGUIN SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-5142687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45800 Northport Loop West
Fremont, CA	94538
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 623-1231
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.03 par value per share	PENG	Nasdaq Global Select Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common stock on the Nasdaq Global Select Market on February 28, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.05 billion. Common stock held by each executive officer and director, and their affiliated holders, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of October 15, 2025, the registrant had 52,859,335 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended August 29, 2025.

1

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements may include, but are not limited to, statements regarding future events or our future financial or operating performance, the extent and timing of, and expectations regarding, our future revenues and expenses and customer demand, statements regarding our objectives and development of our services and capabilities, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding our rebranding initiatives and strategy, and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “target,” “commit,” “potential,” “should” and similar words and the negatives thereof. These forward-looking statements are based on our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, global business and economic conditions including the impact on the financial condition of our customers, particularly in challenging macroeconomic environments, growth and demand trends in technology industries (including trends and markets related to artificial intelligence (“AI”)), our customer markets and various geographic regions; uncertainties in the geopolitical environment; our ability to manage our cost structure; disruptions in our operations or supply chain as a result of global pandemics, tariffs or other factors; changes in trade regulations and tariffs or adverse developments in international trade relations and agreements; changes in currency exchange rates; overall information technology spending, including changes in customer spending on our products and services; appropriations for government spending; the success of our strategic initiatives including our U.S. Domestication (as defined below) and our ability to realize the anticipated benefits thereof, our rebranding and related strategy, any existing or potential collaborations, and additional investments in new products and additional capacity; acquisitions of companies or technologies and the failure to successfully integrate and operate them or customers’ negative reactions to them; issues, delays or complications in integrating the operations of Storm Private Holdings I Ltd. (together with its subsidiaries, “Stratus Technologies”); the failure to achieve the intended benefits of the sale of SMART Brazil (as defined below) and its business; the impact of and expected timing of winding down the manufacturing and discontinuing the sale of products offered through our Penguin Edge business; limitations on or changes in the availability of supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; our dependence on a select number of customers and the timing and volume of customer orders and renewals; the impact of customer churn rates, including discounting and churn of significant customers from whom we derive a significant percentage of our revenue; production or manufacturing difficulties; competitive factors; technological changes; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the memory market, LED market or other markets in which we participate; changes to applicable tax regimes or rates; changes to the valuation allowance for our deferred tax assets, including any potential inability to realize these assets in the future; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; potential sales of our common stock following the end of the lock-up period on the holder of our Issued CPS (as defined below) or the anticipation of such sales; and the continuing availability of borrowings under revolving lines of credit or other debt arrangements and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in this Annual Report and the risks discussed in our other SEC filings. Such risks, uncertainties and factors as outlined above and in such filings could cause actual results of Penguin Solutions to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report. We do not intend, and have no obligation, to update or revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report, except as required by law.
About This Annual Report

On June 30, 2025, we consummated the redomiciliation of the parent company of our corporate group, Penguin Solutions (Cayman), Inc., a Cayman Islands exempted company (formerly known as Penguin Solutions, Inc., “Penguin Solutions Cayman”), from the Cayman Islands to the State of Delaware in the United States, resulting in Penguin Solutions, Inc., a Delaware corporation (“Penguin Solutions Delaware”), becoming our publicly traded parent company (the “U.S. Domestication”). The U.S. Domestication was approved by the shareholders of Penguin Solutions Cayman and effected via a court-sanctioned scheme of arrangement under Cayman Islands law, pursuant to which each ordinary share of Penguin Solutions Cayman was exchanged for one share of common stock of Penguin Solutions Delaware, and each convertible preferred share of Penguin Solutions Cayman was exchanged for one share of convertible preferred stock of Penguin Solutions Delaware.

As used herein, unless stated otherwise or the context requires otherwise, the terms “Penguin Solutions,” “Company,” “Registrant,” “we,” “our,” “us” or similar terms (i) for periods prior to the consummation of the U.S. Domestication, refer to Penguin Solutions Cayman and its consolidated subsidiaries and (ii) for periods at or after the consummation of the U.S. Domestication, refer to Penguin Solutions Delaware and its consolidated subsidiaries. Throughout this Annual Report, we refer to our equity securities (i) for periods prior to the consummation of the U.S. Domestication, as ordinary shares and/or convertible preferred shares and (ii) for periods at or after the consummation of the U.S. Domestication, as shares of common stock and/or shares of convertible preferred stock. For a description of our equity securities following the U.S. Domestication, refer to the “Description of the Registrant’s Capital Stock” filed as Exhibit 4.1 hereto.

The common stock of Penguin Solutions Delaware began trading on The Nasdaq Global Select Market on July 1, 2025 (the first trading day following the U.S. Domestication) under the symbol “PENG”, which is the same symbol under which Penguin Solutions Cayman ordinary shares previously traded.

Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2025, 2024 and 2023 contained 52, 53 and 52 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated.
Penguin Solutions, Penguin Computing, Penguin Edge, the Penguin Solutions logo, SMART Modular Technologies, SMART, Cree LED, Stratus, Stratus Technologies, and our other trademarks or service marks appearing in this Annual Report are our trademarks or registered trademarks. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders.
Certain information included herein or elsewhere, such as on our website or related materials, is disclosed in response to certain third-party frameworks or stakeholder expectations. However, such information, even if significant, is not necessarily material for purposes of our SEC filings, even if we use “material” or similar language. Particularly in the sustainability context, “materiality” is subject to multiple definitions that differ from — and are often more expansive than — the definition under U.S. federal securities laws.

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
We do this in partnership with our customers—customizing solutions while facilitating rapid time to value, optimized long-term performance, high availability, and greater return on investment.
As of the end of fiscal 2025, Penguin Solutions employed approximately 2,900 employees worldwide, with most located in the United States, China, and Malaysia. We believe that our employees are the cornerstone of our success. To support their efforts, we aim to provide inclusive and equitable workplaces maintained through ongoing intentional actions.
On October 15, 2024, we changed our corporate name from “SMART Global Holdings, Inc.” to “Penguin Solutions, Inc.” and changed our Nasdaq Global Select Market ticker symbol from “SGH” to “PENG.” The changes to the corporate name and ticker symbol did not have any impact on our legal entity structure, financial statements or previously reported financial information.
On June 30, 2025, we consummated the U.S. Domestication of the parent company of our corporate group from the Cayman Islands to the State of Delaware in the United States. For more information about the U.S. Domestication, see “About This Annual Report” above.
Business Segments
The most exciting technological advancements are also the most challenging for companies to adopt. We support our customers in achieving their ambitions across our computing, memory, and LED solutions. With our expert skills, experience and partnerships, we help turn our customers’ most complex challenges into compelling opportunities.
We aim to deliver the highest quality products and services through our customer-centered approach. Drawing on our extensive knowledge in specialized domains, we bring customers new ideas and tailored solutions that can meet their most pressing needs. By combining leading-edge technologies with our unique software and services, we demonstrate our commitment to customer success.
Over the past few years, we have been transforming our business from a holding company structure to a global enterprise solutions provider. As part of this transformation, on October 15, 2024, we rebranded as Penguin Solutions®, reflecting our ongoing commitment to delivering leading-edge solutions that solve the complexity of AI. Along with the update of our company brand, we revised how we describe our business segments. Today we have Advanced Computing, Integrated Memory and Optimized LED.
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
Our Products and Services
Advanced Computing
Our Advanced Computing segment offers high-performance and high-availability computing platforms and services that span the continuum from core to edge to cloud. Within our Advanced Computing segment, we offer products under the Penguin Solutions®, Penguin Computing®, Stratus®, and our Penguin EdgeTM product brands. Our Penguin Solutions and Penguin Computing hardware, software, and services focus on technical computing for core and cloud environments via advanced high-performance computing (“HPC”) and AI solutions. With our Stratus product brand, we offer simplified, protected, and autonomous fault-tolerant computing solutions in data centers and at the edge also through hardware, software, and services. We provide these leading-edge advanced computing solutions to customers in the education, energy, financial services, healthcare life sciences, government, hyperscale, and manufacturing markets. Our Advanced Computing segment had net sales of $648.4 million, $554.6 million and $749.7 million in 2025, 2024 and 2023, respectively.
AI and HPC Data Centers
Penguin Solutions designs, builds, deploys, and manages HPC and AI infrastructure solutions that reliably enable the world’s most advanced, data intensive workloads for more than 25 years. Our expert insights and strong relationships with best-in-class compute, networking, storage and software technology partners result in highly efficient and scalable AI systems for our customers. We aim to quickly deliver production-ready AI factories, seamlessly scale them to meet customers’ expanding AI needs, and continually optimize infrastructure performance to maximize customers’ return on investment throughout the lifecycle. We can meet the needs of customers’ specific AI workloads across a broad range of industries from hyperscalers and government agencies to financial services firms and manufacturing companies.

Our solutions include Penguin Solutions OriginAI® — an AI infrastructure solution for customers deploying GPUs at scale (hundreds to thousands of GPUs). OriginAI can accelerate AI deployment and deliver predictable performance. This is achieved through proven, pre-defined architectures integrated with validated technologies and backed by the Penguin Solutions ICE ClusterWare™ software platform and our expert services for designing, building, deploying, and managing AI infrastructure. ICE ClusterWare is a hardware-agnostic, intelligent software platform for managing, scaling, and optimizing AI infrastructure. It provides a unified cluster management environment, combining open-source, industry-standard and third-party tools with Penguin Solutions’ proprietary software innovations. With these solutions and services, we seek to mitigate customers’ AI skill gaps, accelerate their AI deployments, optimize their AI systems, and maximize their return on investment.
Fault Tolerant Computing

Our Stratus brand products are designed to ensure the continuous availability of customers’ critical data and applications in data centers and edge locations. Our Stratus zero-touch computing (ztC) platforms deliver fault tolerance that is simple to install, interoperable with existing systems, manageable by time-constrained IT or OT (operational technology) teams, and protected from interruptions and threats. For over 40 years, our fault tolerant computing solutions have provided reliable and redundant computing that supports Fortune 500 companies as well as small-to-medium sized businesses in securely and remotely turning critical data into actionable intelligence. As a result, IT and OT professionals across financial services, oil and gas, transportation, healthcare, retail and discrete manufacturing rely on our platforms and services to mitigate operational, financial, and reputational risk and support “always on” availability.

Our solutions include the Stratus ztC Endurance™ compute platforms which are designed to deliver 99.99999% availability. The Stratus ztC Endurance and its Automated Uptime Layer with Smart Exchange™ capability delivers intelligent, predictive fault tolerant computing within an easily serviced modular architecture. These platforms evolve from the built-in fault tolerance and proactive health monitoring found in our fully integrated and continuously available Stratus ftServer® platforms. Additionally, the Stratus ftServer V series platforms deliver advanced availability, performance and scalability for high-volume, high-risk transaction processing. The Stratus ztC Edge® platform brings high availability and fault tolerance to IT constrained edge environments, such as retail locations and manufacturing sites, in a secure, highly automated Class 1, Div 2-certified computing platform. Lastly, our Stratus everRun® software protects virtualized workloads on third-party hardware. Our Stratus platforms and software are backed by expert services professionals dedicated to customer success.
Discontinued Computing Solutions

By approximately the end of calendar 2025, we expect to fully discontinue our Penguin Edge product portfolio, which had brought together our SMART Embedded Computing™ (“SMART EC”) and SMART Wireless Computing™ (“SMART Wireless”) brands under the unified Penguin Edge brand. Penguin Edge technology has become obsolete and is only sold to a small number of customers who we expected to phase out the technology. See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Intangible Assets and Goodwill.”
Integrated Memory

Our Integrated Memory segment solves memory limitations experienced within high-performance, high-availability computing solutions through the design, development, and advanced packaging of specialty memory and storage solutions. Within our Integrated Memory segment, we offer products under the SMART Modular Technologies® product brand. Products include dynamic random access memory (“DRAM”) modules, solid-state/flash storage and other advanced integrated memory solutions critical to networking and telecom, data analytics, AI and ML. Our Integrated Memory segment also offers SMART Supply Chain Services, which provides customized, integrated supply chain services to enable our customers to better manage supply chain planning and execution, reduce costs and increase productivity. Our Integrated Memory segment had net sales of $464.2 million, $356.4 million and $443.3 million in 2025, 2024 and 2023, respectively.
Memory Products

Our SMART Modular Technologies memory solutions have been helping customers across diverse industries and demanding applications—including data centers, networking, industrial automation, rugged environments, and emerging AI and cloud infrastructure. For over 30 years through innovative design, development, and advanced packaging of specialty integrated memory and storage solutions, our solutions have solved complex, cutting-edge memory challenges. Our robust portfolio ranges from today’s leading-edge memory technologies to standard and DRAM and flash storage products, as well as ruggedized and custom memory and storage solutions for diverse applications in a wide range of markets.
We collaborate closely with global original equipment manufacturers (“OEM”) throughout their design process across multiple projects to create solutions for demanding applications with differentiated requirements. This includes unique form factors, with specific firmware, higher density, lower power, specific and greater durability and reliability compared to standard solutions. We are a primary supplier of longer-lifecycle solutions to OEM customers for diverse end markets within industrial, government, networking and communications, enterprise storage and computing as well as other vertical markets. We offer an extensive portfolio of memory products available in standard and rugged form factors.
Our offerings include an extensive lineup of DRAM modules across a variety of DRAM technologies, including legacy synchronous DRAM, double data rate (“DDR”), DDR2, DDR3 and leading-edge, high-performance DDR4 and DDR5 DRAM devices. These technologies are incorporated into standard memory, enterprise memory, and hybrid integrated memory solutions in both standard and rugged formats. Our DRAM modules encompass a broad range of form factors and functions, including dual in-line memory modules (“DIMMs”), differential DIMMs

(“DDIMM”), load reduced DIMMs, registered DIMMs, unbuffered DIMMs, small-outline DIMMs, and mini-DIMMs for industrial, government, networking and communications, enterprise storage and computing and other vertical markets. These memory modules come in configurations of up to 288 pins and densities of up to 256 gigabytes. \We utilize advanced printed circuit board and device packaging and stacking technologies to achieve cost-effective, high-density solutions. Our products are designed to meet the quality requirements of enterprise class systems pursuant to the stringent specifications required for various high-speed applications.
Our Integrated Memory segment also offers Zero Failure Rate (“Zefr®”) memory modules to support powerful HPC platforms that process massive amounts of data. A Zefr memory module undergoes a rigid proprietary screening process which is performed on OEM original memory modules or SMART Modular Technologies memory modules to deliver ultra-high reliability for demanding workloads. SMART Zefr aims to deliver the industry’s highest levels of memory uptime and reliability and, for example, enhances the reliability and uptime of our Stratus ztC Endurance platform.
Additionally, we support leading-edge and emerging interconnect standards such as Compute Express Link (“CXL”), an industry standard, open protocol for low latency GPU interconnects. SMART CXL Memory is available as a memory expansion add-in-card (AIC) in our Penguin Solutions Altus® AMD EPYC™ based servers, providing expansive memory for AI workloads.
We also design and manufacture embedded and removable flash memory products in a variety of form factors and capacities, incorporated into storage and hybrid-integrated memory solutions in standard and rugged formats. Our flash memory products include solid-state drives (“SSDs”), Serial Advanced Technology Attachment (SATA) and PCIe NVMe products in 2.5" enclosures, M.2, EDSFF, and other module form factors. We also offer flash component products such as embedded MultiMediaCard and embedded and removable USB products, and SD and microSD Card configurations. Our flash memory capabilities include customized firmware development.
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
Optimized LED
Our Optimized LED segment offers a broad portfolio of application-optimized LEDs focused on improving lumen density, intensity, efficacy, optical control and/or reliability. Backed by expert design assistance and superior sales support, our Optimized LED products enable our customers to develop and market LED-based products for lighting, video displays and specialty lighting applications. This segment was formed after our acquisition of Cree LED in March 2021 and offers products under the Cree LED® brand. Our Optimized LED segment had net sales of $256.1 million, $259.8 million, and $248.3 million in 2025, 2024, and 2023, respectively.
Cree LED
For over 30 years, Cree LED has been a leader in LED lighting technology, offering innovative and differentiated LED solutions to a broad base of customers across multiple market segments. The Cree LED product offering includes both chips and packaged LED components.
Our Cree LED chip products include blue and green LED chips based on gallium nitride and related materials. These chips are used in a number of applications and are available in a range of brightness levels, wavelengths (colors) and sizes. Products using our blue and green LED chips can be found in automotive, video displays, gaming displays, heart rate monitors and function indicator lights. Customers also combine our blue LED chips with phosphors to create white LEDs, which are used for indoor and outdoor illumination, medical and industrial applications and automotive interior lighting, indicators, headlamps and daytime running lights.

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
Product testing is an important aspect of our manufacturing operations. We have established substantial technical expertise in the testing of products for high-end applications. Our extensive testing capabilities not only help to ensure a low defect rate but also enable us to sell specialized testing as an additional service. We design customer-specific testing processes that differ from the core focus of standard providers. We have achieved stringent quality targets across a broad spectrum of system applications and customer-specific designs. Our staff includes experienced test engineers who have developed proprietary testing routines and parameters that, when combined with our advanced test equipment, enable us to diagnose problems in components as well as system design, characterize the performance of new products and provide high quality products at volume.
Advanced Computing

Within Advanced Computing, we utilize three primary methods of fulfilling product demand: using third-party contract manufacturers, building products to order based on sourced components, and configuring products to order. In each case, we use components and subassemblies acquired from a wide range of vendors. For our fault tolerant products, we primarily use third-party manufacturers with assembly in our Ireland facility for certain product lines. For our HPC and AI products, we have developed capabilities for design and development of large-scale systems and dense HPC and AI clusters that have significant power and cooling requirements, with manufacturing and testing conducted at our Fremont, California facility. Our extensive experience in manufacturing and validating HPC and AI clusters has equipped us with the playbooks and best practices needed to move quickly. The Penguin Edge products, which are expected to be discontinued by approximately the end of calendar 2025, are manufactured, assembled, and tested at our manufacturing facilities in Newark, California and Tempe, Arizona.
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
In Advanced Computing, we sell our HPC and AI products to enterprise and government customers in AI cloud services, energy, financial services, hyperscale, and education; fault-tolerant computing products and services to enterprise customers in financial services, telecom, energy, transportation, healthcare, retail and industrial automation; and Penguin Edge products to OEM customers, system integrators and through distribution to government, telecom infrastructure, industrial, network edge computing and transportation.
In our Integrated Memory segment, we sell memory solutions to OEM customers in industrial, government, networking and communications, enterprise storage and compute, and other vertical markets.
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
In 2025, 2024, and 2023, sales to our ten largest end customers (including sales to contract manufacturers and original design manufacturers (“ODMs”) at the direction of such end customers) accounted for 66%, 58%, and 60% of total net sales respectively. See “Item 1A. Risk Factors – Risks Related to Our Business – We depend on a select number of customers for a significant portion of our revenue” and “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Concentrations.”
Suppliers
To address the needs of our customers, we have developed and maintained relationships with leading suppliers and contract manufacturers located in Asia, Europe and the Americas. Our semiconductor suppliers include many of the world’s largest memory manufacturers, including Samsung Semiconductor, Inc., Micron Technology, Inc., SK hynix, Inc., International Business Machines Corporation, and Kioxia Holdings Corporation. They also include some of the world’s largest providers of computing, communications and graphics processers, including Intel Corporation (“Intel”), Advanced Micro Devices, Inc. and TD SYNNEX Corporation; as well as providers of subsystems including Intel; networking products including Super Micro Computer, Inc. and Juniper Networks, Inc.; and suppliers of software products. Our contract manufacturers include NEC Corporation, Advantech Co., Ltd. and Celestica Inc. We often work with our suppliers in bidding for customers’ design-in opportunities. We also work closely with our suppliers to better ensure that needed materials are available and delivered on time. Our established global network of materials sourcing is designed to help ensure that our pricing remains competitive and to allow us to provide a stable source of supply for our customers.
We believe that our longstanding relationships with leading suppliers put us in a favorable position to procure sufficient quantities of materials, including during periods of industry shortages. Our flexible and responsive global manufacturing capabilities, inventory management systems and global IT systems allow us to move materials from one site to another in a cost-efficient manner and often deploy what might otherwise be excess inventory among other products and customers. In our Advanced Computing and Integrated Memory segments, we purchase a significant portion of our materials from suppliers on a purchase order basis and generally do not have long-term commitments from our suppliers. Our Optimized LED segment has a number of supply agreements with third-party providers for LED chips in wafer or discrete form.
See “Item 1A. Risk Factors – Risks Related to Our Business – We depend on a small number of sole or limited source suppliers.”
Global macroeconomic headwinds and evolving industry dynamics have contributed to supply constraints across our business segments. These supply challenges, combined with geopolitical factors including tariffs, have increased material costs and, in some cases, affected delivery timelines.
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
Our on-site FAEs work closely with our sales team to provide product design support to our customers. Our FAEs collaborate with our customers, providing us with insight into their business models and product roadmaps and enabling us to identify early-stage opportunities that can help grow our business. Our integrated sales network and FAEs together allow us to be more responsive to our customers and more successful in navigating each customer’s unique and often complex design qualification and/or bid proposal processes.
Our marketing activities include advertising in technical journals; publishing articles in leading industry periodicals; hosting webinars; publishing white papers, electronic newsletters and blogs; and utilizing direct email solicitation. We participate in many industry trade shows worldwide and have active memberships in a number of industry organizations, including the Joint Electron Device Engineering Council, SD Card Association, Storage Networking Industry Association, CXL Consortium, Trusted Computing Group, Open Compute Project, Sensor Open Systems Architecture Consortium, Peripheral Component Interconnect Special Interest Group and Illuminating Engineering Society.
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

Our research and product development for Advanced Computing includes high-availability server architecture and design, high-availability software development (including virtualization, operating systems and systems management); server selection and occasional design; designs to enable integration of racks and clusters, including power and cooling design, evaluation, and deployment; storage system design and evaluation; high-performance network design; component testing for switches; cables and interface devices; development of software-defined storage systems; and embedded computer boards and systems.
Our product development in Integrated Memory includes innovations for next-generation DRAM products, including DDR5, DRAM, and emerging interconnect standards such as CXL, enterprise memory and flash-based products, as well as associated firmware development. We continue to develop a broad offering of flash-based products for industrial, government, communications and enterprise storage and compute markets. Our engineering team is focused on firmware development, systems engineering and integration, system and platform validation, applications, and product and reliability engineering for new products.
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
R&D expenses were $79.8 million, $81.5 million and $90.6 million in 2025, 2024 and 2023, respectively. As of August 29, 2025, we had approximately 430 R&D personnel worldwide.
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
•Providers of System-on-Modules (SoMs) and Single-Board Computers (SBCs);
•LED product manufacturers;
•Enterprise IT server vendors; and
•Manufacturers of industrial computers.
With respect to our Advanced Computing segment, with our fault tolerant solutions we primarily compete with manufacturers of enterprise servers and industrial computers. Our HPC and AI business competes primarily with global manufacturers of HPC and AI products and services.
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
Some of our global competitors are large international companies that have substantially greater financial, technical, marketing, distribution and other resources as well as greater name recognition and longer-standing relationships with customers and suppliers than we do. These competitors tend to have limited customization and service capabilities and are generally focused on higher-volume memory, storage, or compute products that are manufactured to industry-standard specifications. We believe that our close collaboration with customers, customer-specific designs, long-lifecycle solutions, superior products and proprietary supply chain services create significant customer loyalty that may provide an advantage when competing against large international companies.
In addition, some of our competitors are also our suppliers or customers. See “Item 1A. Risk Factors – Risks Related to Our Business – We depend on a select number of customers for a significant portion of our revenue” and “– We depend on a small number of sole or limited source suppliers.”
Intellectual Property
Intellectual property is an important aspect of our business. We actively seek to protect and leverage our intellectual property to promote our business interests. As of August 29, 2025, we owned or exclusively licensed approximately 1,650 patents, which are set to expire between 2025 to 2050, and had 442 pending patent applications. We continually review our development efforts to assess the existence and patentability of new intellectual property, which we work to protect as appropriate. We believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other intellectual property rights.
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
While many of our products contain proprietary aspects and are protected by patents, some of our products are built around mature industry standards and have less patent protection. For these products, we rely on trade secret rights to protect our proprietary interests. The absence of patent protection means that we cannot prevent our competitors from reverse-engineering and duplicating those products. Moreover, some of our product solutions incorporate open source software that is available under public licenses such as the GNU General Public License. We maintain policies and procedures to evaluate open source software used in our products and strive to minimize the risk of our proprietary intellectual property being inadvertently pulled under such licenses.
Human Capital
At Penguin Solutions, we aim to put people first by nurturing a culture that supports creativity and growth. We value our employees and understand the importance of their contributions as well as personal development. We believe that at the best workplaces, employees feel inspired, engaged, valued and included. As part of our “people first” mindset, we are dedicated to advancing our people strategy by developing our talent, maintaining an engaged workforce and offering programs and rewards that attract and retain the best talent. At the core of our people strategy is a commitment to maintaining a safe and inclusive culture where individuals can achieve their highest potential, regardless of background.

Employees
As of August 29, 2025, we had approximately 2,900 full-time employees (excluding contractors) in locations across the globe, including in the United States, China and Malaysia. We have never experienced a work stoppage at any of our locations and take pride in our good employee relations.
Employee Engagement and Development
Continuous growth requires ongoing investment in people, innovation and new opportunities. We are always working to improve our communications between employees and management teams in order to advance our company goals and enhance the employee experience. We aim to develop capable leadership that can meet the challenges of business growth while instilling a supportive and inclusive company culture. At all locations, we provide our employees with performance assessments and evaluations. We place a priority on identifying talent throughout the organization and providing them with development and coaching opportunities through our newly adopted annual talent calibration and succession planning process. We also provide employees with access to technical and leadership training and training on workplace culture and enrichment, covering topics such as harassment, healthy work environments, inclusion, and global ethics and compliance.
Inclusion and Belonging
We strive to promote a workforce where individuals feel welcome and included. We know that a sense of belonging can help us to achieve our highest potential, helping to consistently raise the bar and drive innovation forward. This philosophy applies to all levels of our organization, including our executive leadership team and our Board of Directors.

Our commitment to providing employees with an inclusive and nondiscriminatory work environment is outlined in our non-discrimination policy, though for the avoidance of doubt such policy is not incorporated herein by reference. Through this policy, we aim to articulate people-oriented, fair treatment principles for the recruitment, promotion, performance evaluation, compensation, training and retirement of all employees. We have established a council comprised of employees from across the organization focused on creating a working environment that offers equal opportunity employment so that all workers are treated with fairness and respect. The council enables us to expand on our strategy to nurture an inclusive work environment through initiatives such as employee resource groups which are open to individuals regardless of background, and efforts to recruit leadership from the widest pool of eligible talent.
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
Compensation and Benefits
We offer compensation and benefits programs designed to motivate and reward our employees based on our pay-for-performance philosophy. We are committed to paying market competitive wages to attract key talent and work to help promote pay equality across equal quality and levels of work. Our bonus program links employee compensation to Penguin Solutions’ business performance. We also offer an Employee Stock Purchase Plan, equity compensation, retirement benefits and, in the United States, a 401(k) match program.
Environmental Regulations

Our operations and properties are subject to various federal, state, local, foreign and international environmental laws and regulations that govern, among other things, environmental licensing and registries, protection of flora and fauna, air and noise emissions, use of water resources, wastewater discharges, management and disposal of hazardous and non-hazardous materials and wastes, reverse logistics (take-back policy) and remediation of releases of hazardous materials. We cannot be certain that future identification of environmental concerns or conditions, more vigorous regulatory enforcement, enactment of more stringent laws and regulations or other unanticipated events will not arise in the future. Additionally, certain environmental laws may impose liability without regard to fault or the legality of the original conduct. These developments could give rise to material environmental liabilities and related costs that could have a material adverse effect on our business, financial condition and results of operations.
Available Information
Our address and principal U.S. executive offices are located at 45800 Northport Loop West, Fremont, California 94538 and our telephone number at this address is (510) 623-1231. Our principal website is www.penguinsolutions.com. Information contained on or accessible through our website is not a part of this Annual Report.
Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Sections 13(a) or Section 15(d) of the Exchange Act, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.
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
Risks Related to Our Business
•Changing worldwide economic conditions could adversely affect our results of operations and financial condition.
•Our results of operations fluctuate from quarter to quarter, which make them difficult to predict.
•We have experienced losses in the past and may experience losses in the future.
•We compete in historically cyclical markets.
•Fluctuations in average selling prices may have a material adverse effect on our business, results of operations and financial condition.
•Tariffs or other trade restrictions or taxes have had in the past, and could have in the future, an adverse impact on our business, results of operations and financial condition.
•We depend on a select number of customers for a significant portion of our revenue.
•Issues in the development of, our investment in, and use of AI or AI technologies, combined with an uncertain regulatory environment, may result in a material adverse impact on our business
•The markets that we serve are highly competitive.
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
•Contracts with the U.S. Government may be terminated, cancelled or modified.
•Our indemnification obligations to our customers and suppliers could require us to pay substantial damages.
•We may need to raise additional funds, which may not be available on acceptable terms or at all.
•We have in the past made, and may in the future make, acquisitions, investments and/or alliances, which involve numerous risks.
•We may fail to realize the anticipated benefits of our acquisitions or the sale of our SMART Brazil business.
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
•The anticipated benefits of the U.S. Domestication may not be realized.
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
•The U.S. Domestication may adversely impact our effective tax rate.
•We could incur substantial costs or liabilities as a result of violations of environmental laws.
•We may be unable to successfully manage environmental or social sustainability initiatives, in whole or in part, which could lead to less opportunity for us to have sustainability investors and partners and could negatively impact our reputation or options for capital acquisition.
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
•If enacted, exchange controls may limit our ability to receive dividends and other distributions from our foreign subsidiaries.
•High rates of inflation could have a material adverse effect on our business, results of operations and financial condition.
•We may have limited legal recourse under the laws of China if disputes arise under our agreements with third parties.
Risks Related to Our Debt
•Our indebtedness, and the terms of our debt instruments, including our credit agreement and the agreements governing our Convertible Senior Notes (as defined below) and capped call transactions,

could impair our financial condition, harm our ability to operate our business or hinder third-party acquisition attempts, and affect the value of our debt and common stock.
Risks Related to Our Common Stock
•The trading price of our common stock has been and may continue to be volatile, and actual or perceived future sales of our common stock could cause our stock price to fall.
•If our estimates or judgments relating to our critical accounting estimates are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
•Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could delay, defer, discourage, or prevent a takeover attempt.
•We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
•Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
•Our amended and restated certificate of incorporation contains exclusive forum provisions.
General Risk Factors
•Worldwide economic and political conditions, including terrorist attacks as well as other factors, may adversely affect our operations and cause fluctuations in demand for our products.
Risks Related to Our Business
Changing worldwide economic conditions could adversely affect our results of operations and financial condition.
The United States and global economies are facing increased levels of inflation, higher interest rates and potential recession. Adverse changes in economic conditions could harm our results of operations and financial condition in a variety of ways. For example, regional or global economic downturns could have an impact on the financial condition of our customers, particularly in challenging macroeconomic environments, and adversely affect demand for our products, which could adversely affect our revenue and potentially result in write-offs of excess or obsolete inventory. Inflation could also drive increases in our costs of revenue and operations, which we may not be able to successfully pass along to our customers. Higher interest rates could result in increased cash usage to service our variable rate indebtedness and increase the cost to us of refinancing our indebtedness.
Our results of operations fluctuate from quarter to quarter, which make them difficult to predict.
Our quarterly results of operations have fluctuated in the past and may fluctuate in the future. As a result, our past quarterly results of operations are not necessarily indicative of future performance. Furthermore, we may not be able to maintain the margins we have achieved in recent periods. Our results of operations in any given quarter can be and have been influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
•the loss of, significant reduction in, or variability in the timing of sales to, or demand from, one or more key customers, which can be affected by factors such as the timing of customer deployments or customer budget considerations;
•customer churn rates, including discounting and churn of significant customers from whom we derive a significant percentage of our revenue;
•changes in customer spending on our products and services;
•the timing, size and effectiveness of our investment in research and development for new and innovative products, including AI solutions;
•the timing, size and effectiveness of our marketing efforts;
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
•the wind down or discontinuation of products, such as products offered through our Penguin Edge business;
•the timing of our entry into new contracts or timing of revenues recognized from our customers, which can be affected by factors such as singular large-scale projects in one period not recurring in subsequent periods or customer decisions as to the completion of delivery and system go-live events; and
•other factors described in this “Risk Factors” section.
Due to the various factors mentioned above and other factors, the results of any prior quarterly or annual period should not be relied upon as an indication of our future operating performance. In one or more future periods, as has happened in the past, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock would likely decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.
We have experienced losses in the past and may experience losses in the future.
Our business has experienced quarterly and annual operating losses. For example, in 2024, we had a net loss of $52.5 million. Our ability to achieve or maintain profitability depends in part on revenue growth from, among other things, increased demand for our integrated memory solutions, products and related service offerings in our current markets, growth in our Advanced Computing and Optimized LED segments, the performance of our acquired companies, as well as our ability to expand into new markets, including those related to AI. We may not be successful in achieving the revenue and revenue growth necessary to achieve and maintain profitability. Moreover, as we continue to expend substantial funds for research and development projects, enhancements to sales and marketing efforts, integration of acquisitions and to otherwise operate our business, we cannot assure you that we will achieve or maintain profitability on an annual or quarterly basis even if our revenue does grow.
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
Tariffs or other trade restrictions or taxes have had in the past, and could have in the future, an adverse impact on our business, results of operations and financial condition.
We source a significant portion of our materials from, manufacture products in, and sell products in foreign countries, including China, making the price and availability of our merchandise susceptible to international trade risks and other international conditions. The United States has implemented new tariffs and significant increases and changes to existing tariffs, including on goods from China, and has proposed further changes and new tariffs. In response to such tariffs announced by the United States, other countries have imposed or are considering imposing new or increased tariffs on certain imports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to tariffs, trade policies, taxes and other related government regulations, which have and will likely to continue to evolve rapidly and unpredictably, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future or their impact on our business. Economic and political uncertainty caused by the U.S. tariffs imposed on goods from China and other countries by the current administration, and any corresponding tariffs and related retaliatory actions or currency devaluations from China or such other countries in response, has negatively impacted and may in the future negatively impact our business. In addition, many of our customers also rely on international trade and may experience impacts similar to our own, which could in turn affect their relationship with us. Furthermore, the imposition of additional tariffs, duties, border adjustment taxes or other trade restrictions by the United States have resulted in the adoption of additional or increased tariffs or other trade restrictions by other countries. Tariffs have in the past increased, and may in the future, increase our cost of materials, particularly within our LED business, and have in the past caused us and may in the future cause us to increase prices to our customers, which we believe may have reduced or may in the future reduce demand for our products. Our price increases or other efforts to address these risks may not be sufficient to fully offset the impact of tariffs and may result in lowering our margin on products sold. The volatility and unpredictability of international trade policies and conditions add further complexity to our operations, making it challenging to forecast and plan effectively. The adoption and expansion of trade restrictions and tariffs, quotas and embargoes, the occurrence or threat of a trade war or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the world and U.S. economies, which in turn could have a material adverse effect on our business, results of operations and financial condition.
We depend on a select number of customers for a significant portion of our revenue.
Our principal customers include global distributors, enterprise users, government agencies and OEMs that compete in the computing, networking, communications, storage, aerospace, mobile, industrial automation, Internet of Things (“IoT”), industrial IoT, government, military and lighting markets. In 2025, 2024 and 2023, sales to our ten largest end customers (including sales to contract manufacturers or ODMs at the direction of such end customers) accounted for 66%, 58% and 60% of net sales, respectively. In 2025, 2024 and 2023, we had two, one and one customers account individually for over 10% of our net sales. In some cases, our customers also compete with us and/or are our major suppliers. We expect that sales to relatively few customers, including distributors in our Optimized LED business, will continue to account for a significant percentage of our net sales for the foreseeable future. However, we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products or our services at current levels, or at all, since sales of our products are made primarily pursuant to purchase orders and are not based on long-term supply agreements. The select number of customers from whom we derive a significant percentage of our sales, and the timing and volume of customer orders and renewals, some of which are substantial, may be significantly reduced due to several factors including discounting, churning of significant customers, incorporating work in-house, or reduced spending due to economic pressures among others. Although we have master agreements with some of our customers, these agreements govern the terms and conditions of the relationship and do not typically contain requirements for them to purchase minimum volumes. Because of the uncertainty of the timing, volume and renewals or non-renewals of orders from our customers, sales to our customers have varied from period to period and may vary significantly in the future, and our ability to forecast our sales have been, and may in the future be, difficult. Our customer concentration may also subject us to perceived or actual bargaining leverage that our key customers may have, given their relative size and importance to us. Since a large percentage of our sales is to a small number of customers that are primarily large enterprises or OEMs, these customers are able to exert, have exerted and we expect will continue to exert, pressure on us to make concessions on price and on terms and conditions which can adversely affect our business, results of operations and financial condition. If our key customers seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, results of operations and financial condition. Additionally, our services include point-in-time services, such as design and implementation, as well as longer-term managed services that are typically subject to renewal after an initial term of a year or sometimes longer. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. Furthermore, many of our customer and supplier markets are characterized by a limited number of large companies. Industry consolidation and company failures could decrease the number of potential significant customers for our products and services. The decrease in the number of potential significant customers will increase our reliance on key customers and, due to the increased size of these companies, may negatively impact our bargaining position and thus our profit margins. If we were to lose one of our key customers or have a key customer cancel a key program or otherwise significantly reduce its volume of business with us or fail to pay us in full for the goods or services purchased from us, our sales and profitability would be materially reduced and our business and financial condition would be seriously harmed.
Issues in the development of, our investment in, and use of AI or AI technologies, combined with an uncertain regulatory environment, may result in a material adverse impact on our business, results of operations and financial condition, reputational harm, liability or other adverse consequences to our business operations.
We are making significant investments in AI initiatives, including designing, building, deploying and managing AI and HPC infrastructure. AI and accelerated computing technologies, markets and related demand trends are complex and rapidly evolving, and we face significant competition from other companies, including companies with greater resources than ours, and an evolving regulatory landscape. If we do not develop and timely offer AI solutions or keep pace with the product offerings of our competitors, or if demand for such products does not grow as anticipated, our business could be adversely affected. We may incur significant costs, invest substantial resources, and experience delays without achieving a return on investment or capitalizing on opportunities presented by AI.
The introduction of AI technologies into our internal business practices and the use of our proprietary software to manage AI compute environments may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could materially and adversely affect our business, results of operations or financial condition. Existing laws and regulations may apply to us or our customers or partners in new ways, and new laws and regulations may be instituted, the effects of which are difficult to predict. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by courts or national or local laws or regulations, and any use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation.
The evolution of the technology industry, including the formation of strategic alliances among major technology companies in the AI sector, can result in rapid and significant changes to market dynamics and the competitive landscape. Failure to anticipate, adapt to, or successfully implement business strategies in response to such industry shifts could affect our ability to serve our customers’ evolving needs, maintain competitive positioning and achieve our business objectives, resulting in a material adverse effect on our business, results of operations and financial condition.
We are working to incorporate generative AI technologies for use by our personnel for internal business purposes, such as software coding tools. These generative AI technologies could generate output that is infringing, and we could be subject to claims or lawsuits, including for infringement of third-party intellectual property rights as a result of the output of such generative AI technologies. While some providers of AI technologies offer to indemnify their end users for any copyright or other intellectual property infringement claims arising from the output of their AI technologies, we may not be successful in adequately recovering our losses in connection with such claims.

In addition, we may experience difficulties in enforcing the intellectual property rights, to the extent we seek to protect output generated using generative AI technologies. The United States Copyright Office has previously denied copyright protection for content generated by AI technologies, and the United States Patent and Trademark Office (the “USPTO”) has similarly stated that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI technologies. The Supreme Court of the United Kingdom has reached a similar conclusion, stating that AI systems cannot be named as an “inventor” for UK patent law purposes.
The rapid evolution of AI technologies and regulations requires the application of resources to help to ensure that AI is implemented responsibly in order to minimize unintended, harmful impact. There is a risk that AI technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships. The development and use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm and/or legal liability.
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
Many of our specialty products are specifically designed for our OEM customers’ systems or products. In an effort to reduce costs, a number of our OEM customers design standardized or commodity components, modules or subsystems into their products. Although we also manufacture standard components, modules and subsystems, an increase in such efforts by our customers could reduce the demand for our higher priced specialized or customized solutions, which in turn would have a significant negative impact on our business, results of operations and financial condition. In addition, when customers utilizing custom solutions choose to adopt a standard instead of custom or specialty components, modules or subsystems, new competitors producing standard components, modules or subsystems may take a portion of our customers’ business previously purchased from us.
We depend on a small number of sole or limited source suppliers.
We are dependent upon a small number of sole or limited source suppliers for certain materials, including certain critical components or subsystems, we use in manufacturing our products. Purchases from our two largest suppliers were $0.6 billion, $0.4 billion and $0.5 billion in each of 2025, 2024 and 2023, respectively. Certain of our suppliers also compete with us in one or more of our markets. We purchase almost all of our materials from our suppliers on a purchase order basis and generally do not have long-term commitments from suppliers. Our suppliers are not required to supply us with any minimum quantities, and there is no assurance that our suppliers will supply the quantities of components we may need to meet our production goals.
The markets in which we operate have in the past experienced, are currently experiencing, and may in the future experience, shortages, long lead times and price fluctuations in certain materials, including certain critical components and raw materials that we use in manufacturing our products. These shortages cause some suppliers to place their customers, including us, on supply allocation. As a result, we may not be able to obtain the materials that we need to fill customer orders in a timely fashion or at all. If any of our suppliers experience quality control or intellectual property infringement problems, this may further impact our ability to fill customer orders. Furthermore, our products that utilize that supplier’s materials may be disqualified by one or more of our customers and we may not be able to fill their orders.
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
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. Additionally, we sometimes provide network connections and system access to customers and vendors to facilitate product builds and collaborative development processes, which creates potential additional attack vectors and potential additional entry points for cybersecurity incidents that could compromise our systems or data.
We and certain of our third-party service providers have experienced cybersecurity incidents, though none have materially impacted our Company, including our operations or financial condition. There can be no guarantee that future cyberattacks or events, whether originating from us, our suppliers or our customers, will not materially impact our Company generally or our IT Systems or data or that of critical service providers specifically. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and data. Those risks include data security incidents, cybersecurity events, data breaches, ransomware attacks or other compromises of the IT Systems we or that our vendors use to provide services or process data on our behalf, which may lead to compromised network security and misappropriation or compromise of our information or that of third parties, system disruptions or lead to shutdowns. Cyberattack actors include criminal hackers, hacktivists, state-sponsored intrusions, and may involve industrial espionage, employee malfeasance and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers and other third parties to disclose information or unwittingly provide access to systems or data. The risk of such attacks includes attempted breaches not only of our own products, services and systems, but also those of customers, contractors, business partners, vendors and other third parties.
Our products, services and systems may be used in critical company, customer, government or other third-party operations, or involve the storage, processing and transmission of sensitive data, including valuable intellectual property, classified information, other proprietary or confidential data, regulated data and personal information of employees, customers and others. In our on-demand and hosted solutions, we process, store and transmit data provided by our customers, which may include sensitive and personal data. We also manage, store, transmit and otherwise process various sensitive personal or confidential data related to our company and our employees in the regular course of business. Successful breaches, employee malfeasance or human or technological error could materially impact our business due to, for example, unauthorized access to, disclosure, modification, misuse, loss or destruction of company, customer, government or other third party data or systems; theft of sensitive, regulated, classified or confidential data including personal information and intellectual property; the loss of access to critical data or systems through distributed denial-of-service attacks, denial-of-service attacks, ransomware attacks, supply chain attacks, destructive attacks or other means; and business delays, service or system disruptions or denials of service. Further, hardware and operating system software and applications that we produce or procure from third parties may contain significant defects in design or manufacture, including “bugs” and other problems that could materially disrupt the operation of such systems. Given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks, infrastructure and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively guarantee patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. If attackers are able to exploit critical vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could materially impact our and our customers’ systems and data.
The information technology systems we and our vendors use are vulnerable to outages, breakdowns or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures. For example, in July 2024, a software update by CrowdStrike Holdings, Inc. (“CrowdStrike”), a cybersecurity technology company, caused widespread crashes of Windows systems into which it was integrated. Although we have not experienced any material impacts as a result of the CrowdStrike software update, we have and expect to continue in the future to experience other third-party software- and service-related incidents and/or operational disruptions, which may materially affect our business, results of operations and financial condition.
Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including AI) that circumvent controls, evade detection and even remove forensic evidence. Further, the use of AI technologies by us, our customers, suppliers, and third-party service providers, among others, introduces unique and/or unknown vulnerabilities. As a result, there can be no assurance that the systems we have designed to protect against cyberattacks, or our cybersecurity risk management program and processes, will be fully implemented, complied with or sufficient to identify, detect or prevent material consequences arising from such attacks in the future. In addition, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks.
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
In particular, certain states have adopted new or modified privacy and security laws and regulations that may apply to our business, for example, the California Consumer Privacy Act (“CCPA”) imposes obligations on businesses that process personal information of California residents. Among other things, the CCPA: requires disclosures to such residents about the data collection, use and disclosure practices of covered businesses; provides such individuals expanded rights to access, delete and correct their personal information and opt-out of certain transfers of personal information; requires covered businesses enter into specific contractual provisions with service providers that process California resident personal information on the covered business’s behalf; and provides such individuals with a private right of action and statutory damages for data breaches. The enactment of the CCPA has prompted a wave of similar laws being passed in the United States, which creates the potential for a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in numerous states. We cannot predict the full impact of these laws on our business or operations. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level as well. Additionally, other jurisdictions outside of the United States have or have recently enacted privacy and cybersecurity laws, such as the United Kingdom and the European Union that have enacted the UK General Data Protection Regulation and the EU General Data Protection Regulation respectively and Brazil which has enacted the Lei Geral de Proteção de Dados, creating the potential for a patchwork of overlapping but different laws.
We have incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols under applicable laws, regulations, industry standards and contractual obligations. Despite such expenditures, we may face regulatory and other legal actions in the event of perceived or actual non-compliance with such applicable obligations. Many of these laws would also require us to notify regulators and customers, employees or other individuals of any data security breach as described above. The various data privacy enactments impose significant obligations and compliance with these requirements depends in part on how particular regulators apply and interpret them. In addition, as a contractor to the Department of Defense (“DoD”), we are contractually required to protect “controlled unclassified information” and comply with DoD cybersecurity requirements, including controls specified in the National Institute of Standards and Technology Special Publication 800-171. The DoD has implemented certain information security requirements and obligations relating to the Cybersecurity Maturity Model Certification (“CMMC”). When incorporated into our contracts or solicitations, we will need to comply with the CMMC and flow down such requirements, as appropriate, to our vendors and suppliers.

The laws, rules and regulations relating to privacy and data security are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations and financial condition could be materially adversely affected.

Some of our offerings utilize open source software, which may pose particular risks to our proprietary software, products and services in a manner that could harm our business.
Many of our Advanced Computing offerings, including Linux-based products and Penguin Solutions’ ClusterWare products, incorporate software components licensed under various open source licenses. Open source software is made available under licenses that in some instances may subject us to certain unfavorable conditions, including requirements that we offer our proprietary software, or portions of our proprietary software, which incorporates or links to such open source software, for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using such open source software, and that we license such modifications or derivative works under the terms of the applicable open source licenses. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. We could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could implicate aspects of our proprietary code. These claims could result in litigation and could require us to make our software source code freely available to the public, purchase a costly license or cease offering the implicated products or services. Such claims may require us to re-engineer our offerings to avoid an undesirable open source license or infringement, which may be costly and time-consuming. Additionally, some open source software may include generative AI technologies or other software that incorporates or relies on generative AI models or other AI technologies. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyrights, surrounding AI technologies, has not been fully interpreted by courts or national or local laws or regulations, and any use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. In addition, the use or modification of third-party generative AI models that are made available under an open source or similar license could introduce inaccuracies or vulnerabilities that we are unable to anticipate, detect, or control. If the licensor for such generative AI technologies developed their models by training on data that was inaccurate, biased or for which it did not have the appropriate rights, we could be subject to claims or lawsuits, including for infringement of third-party intellectual property. In addition, our usage of open-source generative AI technologies may require us to license our data or intellectual property to third parties and limit our ability to protect our intellectual property rights or proprietary data.
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
We may also use AI technologies, including tools provided by third parties, to develop or assist in the development of our own software code. While use of such tools could make our development process more efficient, AI technologies have sometimes generated content that is “substantially similar” to open source code on which the AI tool was trained or which is used by the AI tool. If the AI technologies we use generate code that is the same or too similar to open source code, we risk not properly attributing the author of such code, we may not be abiding by the applicable licensing requirements and we may lose protection of our own proprietary code that is commingled with such code.
Open source software may make it easier for competitors, some of which may have greater resources than we have, to enter our markets and compete with us.
One of the characteristics of open source software is that anyone may modify and redistribute the existing open source software and use it to compete with us. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for competitors with greater resources than ours to develop their own open source solutions or acquire a smaller business that has developed open source offerings that compete with our offerings, potentially reducing the demand for, and putting price pressure on, our offerings. In addition, some competitors make their open source software available for free download and use on an ad hoc basis or may position their open source software as a loss leader. We cannot guarantee that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share. Additionally, any failure by us to provide high-quality technical support, or the perception that we do not provide high-quality technical support, could harm our reputation and negatively impact our ability to sell subscriptions for our open source offerings to existing and prospective customers. If we are unable to differentiate our open source offerings from those of our competitors or compete effectively with other open source offerings, our business, financial condition, results of operations and cash flows could be adversely affected.
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
A number of our Advanced Computing offerings have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. It is possible that a court would hold these licenses to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Additionally, if any of the third-party open source components of our offerings may not be liberally copied, modified or distributed, then our ability to distribute or develop all or a portion of our offerings could be adversely impacted. In addition, licensors of open source software employed in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may become incompatible with other open source licenses in our offerings or our end user license agreement, and thus could, among other consequences, prevent us from distributing the software code subject to the modified license.
Contracts with the U.S. Government may be terminated, cancelled or modified.
Certain of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years and include one or more base years and one or more option years. Under some contracts, the government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decision by a government agency not to exercise contract options or to terminate, cancel, modify or curtail any major programs or contracts would adversely affect our revenues, revenue growth and our ability to achieve or maintain profitability. We may experience periodic performance issues under certain of our contracts. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation and our results of operations and financial condition.
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
We may need to raise additional funds, which we may seek to obtain through, among other avenues, public or private equity offerings and debt financings. Additional funds may not be available on terms acceptable to us, or at all. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our then existing stockholders, such as was the case in connection with the issuance of the series of 200,000 shares of preferred stock of Penguin Solutions Delaware, par value $0.03 per share, designated as convertible preferred stock (the “Issued CPS”) as described in more detail in “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Preferred Stock Investment.” If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, as well as impose financial and operating covenants that could restrict the operations of our business. In a rising interest rate environment, debt financing will become more expensive and may have higher transactional and servicing costs. In addition, our existing indebtedness may limit our ability to obtain additional financing in the future, as discussed in greater detail below under “Risks Relating to Our Debt – Our indebtedness could impair our financial condition and harm our ability to operate our business.”
In 2025, 2024 and 2023, we spent $9.0 million, $19.4 million and $39.4 million, respectively, on capital expenditures, which we used, among other things, to expand manufacturing and test capacity as well as research and development. In the first quarter of 2023, we closed our acquisition of Stratus Technologies. The consideration for this acquisition consisted of approximately $225 million in cash, plus an earnout of up to $50 million based on the gross profit performance of the Stratus Technologies business during the first full 12 fiscal months following the closing of the acquisition. In the second quarter of 2024, we paid in full $50.0 million related to the earnout. We plan to continue exploring additional acquisition opportunities in the future.
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
•negative effects on results of operations resulting from an acquisition or investment;
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
•loss of key employees of the acquired business; and
•potential risks and liabilities associated with acquired businesses, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties, and other known and unknown liabilities.
Problems encountered in connection with an acquisition could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. Acquisitions may also lead to increased operational complexity, and effectively streamlining operations and processes of acquired businesses or entities requires management attention and expenditures. To the extent that we make any future acquisitions, we could issue common stock that would dilute our existing stockholders’ percentage ownership, incur substantial additional debt (such as the Purchase Price Note we issued in connection with the acquisition of Cree’s LED business), expend cash and reduce our cash reserves or assume additional liabilities. Furthermore, acquisitions may require material charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, liabilities under earnout provisions, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill or other intangibles, any of which could negatively impact our business, results of operations and financial condition. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. We may expend significant resources and management time pursuing an acquisition that we are unable to consummate, including for reasons outside of our control. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or at all, or may not realize the anticipated benefits of any acquisitions we do undertake, including our acquisition of Cree’s LED business. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they may have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.
We may fail to realize the anticipated benefits of our acquisitions.
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
We have a significant amount of goodwill. As of August 29, 2025, we had goodwill of $145.9 million, which represented 9% of our total assets as of such date. This balance reflects the recent charges recognized for the full impairment of goodwill associated with our Penguin Edge business under our Advanced Computing segment. The carrying value of goodwill may be reduced if we determine that goodwill is impaired. We test goodwill for impairment in the fourth quarter of each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The testing of goodwill for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions; changes in business operations; changes in competition or changes in the price of our common stock and market capitalization and other relevant events and factors affecting the fair value of the reporting unit. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill and could result in an impairment charge.
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
On October 15, 2024, we rebranded and changed our name from SMART Global Holdings, Inc. to Penguin Solutions, Inc. This rebranding is a continuation of our strategic transformation over the past several years and reflects our focus on delivering leading-edge solutions that seek to solve the complexity of AI. However, customers, suppliers and business partners may be confused by the name change and investors may not perceive the expected benefits of our rebranding or business strategic efforts, which could materially and adversely impact our business, results of operations, financial condition and trading price of our common stock.
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
Our success is dependent, in part, upon protecting our intellectual property rights. We rely on a combination of trade secrets, trademarks, copyrights, patents and other forms of intellectual property rights, contractual restrictions and confidentiality procedures to establish and protect our proprietary technology. Much of the intellectual property created in our Integrated Memory and Advanced Computing segments exists in the form of know-how and trade secrets. As such, few patents are sought or procured on products created in these business areas. The absence of patent protection for these products means that we cannot prevent our competitors from reverse-engineering, independently developing, or duplicating them, which could harm our competitive position, sales and results of operations.
We seek to protect our confidential proprietary information, in part, by confidentiality and non-disclosure agreements and invention assignment agreements with our employees, consultants, advisors, contractors and collaborators. However, we cannot be certain that such agreements have been entered into with all relevant parties. Furthermore, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. In addition, our trade secrets, know-how, and other proprietary information may be stolen, used in an unauthorized manner, or compromised through a direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors. Such misappropriation of our proprietary information can occur through cyber intrusions into our computer systems, physical theft through corporate espionage, or other means. Misappropriation of proprietary information can also occur through other routes, including by our collaborators, licensees that do not comply with the terms of licenses, potential licensees that were ultimately not granted licenses, or other parties who reverse engineer our solutions. See also “Actual or perceived failures or breaches of our information and security systems, or those of our customers, suppliers or business partners, could expose us to losses.” If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.
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
We also rely on trademark registrations and have registered, or have applied to register, those trademarks that we believe are important to our business with the USPTO and in many foreign jurisdictions. We cannot assure that our applications will be approved or that these registrations will prevent imitation, counterfeiting or other infringement of our name or the infringement of our other intellectual property rights. Third parties may also oppose our trademark applications and registrations or otherwise challenge our use of the trademarks. Imitation, unauthorized use, or misuse of our name or trademarks in a manner that projects lesser quality or carries a negative connotation of our brand image or services could have a material adverse effect on our business, financial condition and results of operations. To assert control over the use of our trademarks, we rely on contractual protections with our customers and we implement quality control measures and monitoring techniques intended to protect our trademarks from unauthorized use or other misuse. However, no assurances can be given that those contracts will not be breached, and we cannot be certain that the actions we have taken to establish, police and protect our trademarks or our resources will be adequate to prevent or detect infringing use by others. If disputes arise in the future, we may not be able to successfully resolve these types of conflicts to our satisfaction.
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
We are currently involved, and may in the future become involved, in legal proceedings, claims or government and administrative investigations, including any identified under “Item 3. Legal Proceedings.” For example, from time to time, third parties may assert claims against us alleging infringement of their intellectual property rights on technologies that are important to our business. In addition, litigation or other actions may be necessary to protect our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against third party claims of infringement and/or invalidity. The steps we take to prevent misappropriation, infringement or other violations of the intellectual property of others may not be successful. For instance, there may be issued patents held by third parties of which we are not aware, that if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or products. There may also be pending patent applications of which we are not aware, that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Litigation and other legal and administrative processes, whether as plaintiff, defendant or otherwise, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition, whether or not such litigation or other processes are ultimately determined in our favor. In the event of an adverse result in, or a settlement of, a litigation matter, we could be required to pay substantial damages or settlement amounts; cease the manufacture, use, import and sale of certain products or components; expend significant resources to develop or acquire rights to use non-infringing technology; and/or discontinue the use of certain processes or obtain licenses and pay one-time fees and/or on-going royalties to use the infringing or allegedly infringing technology. The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase our expenses.
We may be required to pay royalties or obtain licenses to sell certain products.
The markets in which we operate are constantly undergoing rapid technological change and evolving industry standards. From time to time, third parties may claim that we are infringing upon technology to which they have proprietary rights and that we require a license to manufacture and/or sell certain of our products. If we are unable to supply certain products at competitive prices due to royalty payments we are required to make or are unable to supply them at all because we were unable to secure a required license, our customers might make claims against us, cancel orders or seek other suppliers to replace us. Any of these outcomes could have a material adverse effect on our business, results of operations and financial condition.
The anticipated benefits of the U.S. Domestication may not be realized.
On June 30, 2025, we consummated the U.S. Domestication. We may not realize the anticipated benefits of the U.S. Domestication. The achievement of such benefits is, in many significant respects, subject to factors beyond our control, including the responses of third parties with whom we conduct business, the terms of future contractual relationships, and the reactions of investors. Additionally, the anticipated benefits from the U.S. Domestication may not outweigh the direct and indirect costs and expenses incurred in connection with the transaction. Failure to realize those benefits could have a material and adverse effect on our business, results of operations, or financial condition.
The U.S. Domestication may adversely impact our effective tax rate.
Although we do not currently expect the U.S. Domestication to increase our effective tax rate, there is a risk that our effective tax rate may nonetheless increase following the U.S. Domestication. Our effective tax rate could change materially after the U.S. Domestication, which may adversely affect our financial results, including our earnings and cash flow in future periods, and may fluctuate significantly from period to period. Our effective tax rate is based upon the application of currently applicable income tax laws, regulations and treaties, as well as current judicial and administrative interpretations of those rules in various jurisdictions, including jurisdictions outside the United States.
In light of these factors, there can be no assurance that our effective tax rate will not increase in future periods, including as a result of and following the U.S. Domestication. Moreover, U.S. tax laws significantly limit the ability of U.S. corporations to redomicile outside of the United States. Accordingly, if our effective tax rate were to increase as a result of the U.S. Domestication, our business and financial performance could be adversely affected.
Changes in tax laws or potential adjustments by tax authorities could materially increase our tax expense.
We are a multinational company subject to taxation in multiple jurisdictions. Our future effective tax rates could be adversely affected by various factors, including the resolution of tax audits with tax authorities in the United States and abroad; adjustments to income taxes upon finalization of various tax returns; increases in non-deductible expenses for tax purposes, such as write-offs of acquired in-process research and development or impairments of goodwill related to acquisitions; changes in available tax credits; changes in tax laws, regulations, or tax rates; changes in the interpretation or application of tax laws; fluctuations in the proportion of net sales or earnings generated in countries with particularly high or low statutory tax rates; changes in tax exemptions available in certain jurisdictions or in connection with certain transactions; or changes in the valuation of our deferred tax assets and liabilities.
Taxable income in any jurisdiction depends in part on whether local tax authorities accept our operational practices and intercompany transfer pricing as being conducted on an arm’s-length basis. Due to inconsistencies in how taxing authorities apply the arm’s-length standard and the limited protection provided by treaties, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. While we currently benefit from preferential tax treatment in certain foreign jurisdictions, most notably Malaysia, such treatment is contingent upon our continued compliance with specific conditions and may be subject to change. Further changes in tax laws could arise as a result of the base erosion and profit shifting project that was undertaken by the Organisation for Economic Co-operation and Development (“OECD”). For example, the OECD introduced an international tax framework under Pillar Two, which establishes a global minimum tax rate of 15%. This framework has been adopted by several jurisdictions, including those in which we operate, effective January 1, 2024, with additional jurisdictions expected to implement similar measures. The effect of Pillar Two taxes is applicable for our fiscal year ended August 29, 2025. We continue to monitor developments in jurisdictions that are expected to implement Pillar Two in the future, and we have evaluated the potential impact of the enactment of Pillar Two by such jurisdictions on our consolidated financial statements.
We regularly assess the likelihood of outcomes resulting from tax examinations in the United States and abroad to determine the adequacy of our provision for taxes and have recorded reserves for potential adjustments that may result from ongoing examinations. We believe these estimates are reasonable; however, there can be no assurance that the final determination of any examinations will align with our estimates.
Any significant variance between the results of tax examinations and our estimates, any failure to continue to receive any beneficial tax treatment in any of our foreign locations or any increase in our future effective tax rates due to any of the factors set forth above or otherwise could reduce our net income and have a material adverse effect on our business, results of operations, and financial condition.
Our ability to use our tax attributes is limited.
As of August 29, 2025, we had U.S. federal and state net operating loss carryforwards of $23.6 million and $36.2 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027. State net operating loss carryforwards of $35.9 million will begin to expire in 2031, while the remaining state net operating loss carryforwards do not expire. In addition, we have U.S. federal and state research and development credit carryforwards of $8.5 million and $4.5 million, respectively, and $1.2 million of foreign tax credit carryforwards. If not utilized, the federal research and foreign tax credits will begin to expire in 2032. If not utilized, $2.0 million of state credits will begin to expire in 2030, while $2.5 million of state credits do not expire. In addition, we have Section 163(j) interest expense carryforwards of $99.0 million from the acquisition of Stratus Technologies and $318.5 million from the U.S. Domestication, both of which do not expire. Net operating loss carryforwards in Hong Kong of $29.6 million do not expire.
Federal and state tax attributes can be subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable state tax laws. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by certain “5-percent shareholders” (including groups of stockholders) that exceeds 50 percentage points (by value) over a rolling three-year period. Similar rules may apply under state tax laws. Our net operating loss, tax credit and Section 163(j) interest expense carryforwards are subject to limitations per Sections 382 and 383 of the Code. We have experienced ownership changes in the past and may experience ownership changes in the future as a result of transactions involving our common stock, some of which may be outside of our control. Consequently, our ability to utilize our pre-change net operating loss, tax credit, and Section 163(j) interest expense carryforwards to offset post-change U.S. federal and state taxable income could be further limited.

We reversed the valuation allowance for a significant portion of our deferred tax assets in the fourth quarter of 2023, and we may not be able to realize these assets in the future. Our deferred tax assets may also be subject to additional valuation allowances, which could have a material adverse effect on our business, results of operations, and financial condition.
Determining whether a valuation allowance for deferred tax assets is appropriate requires significant judgment and an evaluation of all positive and negative evidence. At each reporting period, we assess the need for, or the adequacy of, a valuation allowance against our deferred tax assets.
In the fourth quarter of fiscal year 2025, based on the weight of all the positive and negative evidence, we concluded that it was more likely than not that we would be unable to realize the benefit of interest expense carryforward attributes inherited as part of the U.S. Domestication. Therefore, we recorded a valuation allowance against that deferred tax asset in the same period that it was inherited.
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
Our operations and properties are subject to various federal, state, local, foreign and international environmental laws and regulations governing, among other things, environmental licensing and registries, protection of flora and fauna, air and noise emissions, use of water resources, wastewater discharges, management and disposal of hazardous and non-hazardous materials and wastes, reverse logistics (take-back policy) and remediation of releases of hazardous materials. Our failure to comply with present and future requirements, or the management of known or identification of new or unknown contamination, could cause us to incur substantial costs, including cleanup costs, indemnification obligations, damages, compensations, fines, suspension of activities and other penalties, investments to upgrade our facilities or change our processes or curtailment of operations. Additionally, certain environmental laws may impose liability without regard to fault or the legality of the original conduct. The identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory agencies, enactment of more stringent laws and regulations or other unanticipated events may arise in the future and give rise to material environmental liabilities and related costs. The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
We may be unable to successfully manage environmental or social sustainability initiatives, in whole or in part, which could lead to less opportunity for us to have sustainability investors and partners and could negatively impact our reputation or options for capital acquisition.
There is scrutiny from investors, customers, policymakers, and other stakeholders regarding companies’ management of climate change, human capital, and various other environmental and social sustainability matters, and we expect to be subject to further scrutiny as a listed company with growing operations. We engage in various voluntary initiatives (including disclosures) to manage such matters or to respond to stakeholder expectations, but such initiatives can be costly and may not have the desired effect. Our management of climate, human capital, and other sustainability matters continues to evolve rapidly, in many instances due to factors that are out of our control, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. For example, we may ultimately be unable to complete certain initiatives or reach certain targets or goals. Similarly, many sustainability actions or statements rely on methodologies, standards, technology, and data that continue to evolve, including in ways we cannot predict. In recent years, there have been increasingly sophisticated complaints against companies for alleged deficiencies in their disclosures, methodologies, or actions related to sustainability matters. Various stakeholders also have different, and at times conflicting, expectations.
From a regulatory perspective, various policymakers have adopted (or are considering adopting) requirements for companies to undertake various disclosures or other actions on climate, human capital or other sustainability matters. These requirements, however, are not uniform, which can increase the cost and complexity of compliance and associated risks. Moreover, some policymakers have sought to constrain companies’ consideration of various environmental and social sustainability matters, Advocates and opponents of such matters are increasingly resorting to activism, including litigation, to advance their perspectives. Addressing stakeholder expectations and regulatory requirements entails costs and any failure to successfully navigate such expectations, including any evolving interpretations of existing governmental laws, may result in reputational harm (including under various ratings or certification programs), loss of customers or contracts, regulatory or investor engagement, or other adverse impacts to our business. Increased regulation and increased stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks we face associated with environmental, social and regulatory matters. Additionally, many of our customers and suppliers are subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Our worldwide operations, and those of our suppliers, business partners and customers, may be disrupted by events outside of our control, including the effects of climate change, natural disasters, man-made disasters or other events, as well as societal and governmental responses to such events.
Our operations in different parts of the world could be subject to natural disasters or severe weather conditions, or an accident that damages or otherwise adversely affects any of our operations, assets or infrastructure, or the operations, assets or infrastructure of one or more of our suppliers, business partners or customers. Earthquakes, hurricanes, monsoons, cyclones, droughts, extreme wind conditions, severe storms, heatwaves, wildfires and floods could damage our property and assets, require us to shut down operations or have either of those effects on third parties on whom we rely. For example, our U.S. headquarters in Fremont, California, manufacturing and research and development facility in Newark, California and our Penguin Computing operations in Fremont, California are located near major earthquake fault lines. Our manufacturing facility in Penang, Malaysia is located in an area that is also prone to natural disasters, such as cyclones, monsoons and floods. In the event of a major earthquake, cyclone, monsoon or other natural or man-made disaster, we could experience business interruptions, destruction of facilities and/or loss of life, any of which could materially adversely affect our business. In addition, the outbreak of war, political unrest or terrorist activity, diseases, epidemics or pandemics in any of the locations in which we conduct business could severely disrupt our business or the business of our customers and suppliers, which could in turn materially adversely affect our business. Since a large percentage of our production is done in a small number of facilities, a disruption to operations could have a material adverse effect on our business, results of operations and financial condition.
Climate change and other environmental and social pressures are expected to increase the intensity and frequency of many such disasters, as well as contribute to various chronic changes in the physical environment, such as sea-level rise or changes in ambient temperature or precipitation patterns, which may also adversely impact our or our third-parties’ operations. While we may take various actions to mitigate our business risks associated with climate change and other natural and catastrophic events, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risk. For example, to the extent catastrophic events become more frequent, it may adversely impact the availability or cost of insurance.
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
Sales outside of the United States accounted for 43%, 43% and 39% of our net sales in 2025, 2024 and 2023, respectively. In addition, a significant portion of our product design and manufacturing is performed at our facilities in Malaysia and China, and a significant amount of our product design activities are performed in Taiwan and India. As a result, our business is and will continue to be subject to the risks generally associated with international business operations in Malaysia, China, Taiwan, India and other foreign countries, including:
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
Our international sales and our operations in foreign countries expose us to certain risks associated with fluctuating currency values and exchange rates. Because some of our sales are denominated in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in a particular country, possibly leading to a reduction in sales and profitability in that country. Volatility of currencies in countries where we conduct business, most notably the U.S. dollar, Chinese renminbi, Malaysian ringgit, Japanese yen, euro, British pound, South Korean won, New Taiwan dollar, Hong Kong dollar and South African rand have had and may in the future have an effect on our liquidity and results of operations. Gains and losses on the conversion to U.S. dollars of the associated monetary assets and liabilities, as well as profits and losses incurred in certain countries, may contribute to fluctuations in the value of our assets and our results of operations. We also have costs and expenses that are denominated in foreign currencies, and decreases in the value of the U.S. dollar could result in increases in such costs that could have a significant negative impact on our results of operations. In addition, fluctuating values between the U.S. dollar and other currencies can result in currency gains which are used in the computation of foreign taxes and can increase foreign taxable income.
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
High rates of inflation could have a material adverse effect on our business, results of operations and financial condition.
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
We have a significant amount of debt outstanding as of August 29, 2025, including the debt described in “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.” Our indebtedness may have important consequences, including, but not limited to, the following:
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
•diluting the interests of our existing stockholders to the extent common stock are issued upon conversion of our Convertible Senior Notes (as defined below);
•limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness or more liquidity; and
•limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.
Our ability to make scheduled payments on, to refinance or to pay off our debt obligations when due depends on the financial condition and operating performance of our business. This, to a certain extent, is subject to prevailing economic and competitive conditions, including general conditions prevailing in the financial markets and global economy, and to certain financial, business, regulatory and other factors beyond our control, including the risks described herein. Our business may not generate sufficient cash flows from operations, and future borrowings may not be available to us under our debt arrangements, including the 2025 Credit Agreement (as defined below), in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. In addition, certain of our debt is subject to terms that may require the use of significant cash in the future under certain circumstances.

For example, holders of our 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”), our 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) and our 2.00% Convertible Senior Notes due 2030 (the “2030 Notes,” collectively, the “Convertible Senior Notes”), may, subject to a limited exception, require us to repurchase their Convertible Senior Notes following a “fundamental change,” as described in more detail in “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes.” In addition, all conversions of the Convertible Senior Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Senior Notes or pay the cash amounts due upon conversion. Applicable law, regulatory authorities and the agreements governing our other indebtedness, including the 2025 Credit Agreement, may restrict our ability to repurchase the Convertible Senior Notes. Our failure to repurchase the Convertible Senior Notes or to pay the cash amounts due upon conversion when required will constitute a default under the relevant indenture. A default under such indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Senior Notes.
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
In addition, if our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets or seek additional capital. These alternative measures may not be available to us, may not be successful and may not permit us to meet our scheduled debt service obligations, which could result in substantial liquidity problems. The 2025 Credit Agreement restricts our ability to dispose of our assets and use the proceeds from the disposition. We may not be able to consummate any such disposition or dispositions or to obtain the proceeds which we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any of these circumstances could have a material adverse effect on our business, results of operations and financial condition.
Our credit agreement may limit our flexibility in operating our business.
Penguin Solutions Cayman, and certain of our subsidiaries, are party to a Credit Agreement dated as of June 24, 2025 (the “2025 Credit Agreement”) as described in more detail in “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.” This agreement contains, and future credit agreements may contain, restrictive covenants that limit our ability to engage in specified transactions and prohibit us from voluntarily prepaying certain of our other indebtedness. For instance, the covenants in the 2025 Credit Agreement limit the ability of Penguin Solutions Cayman and certain of its subsidiaries to, among other things:
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
The failure to comply with any of these covenants would cause a default under the relevant credit agreement. A default, if not waived, could result in acceleration of the outstanding indebtedness under the 2025 Credit Agreement as well as under the Convertible Senior Notes, in which case such indebtedness would become immediately due and payable. If any default occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.
Provisions in the Convertible Senior Notes and their respective indentures could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Convertible Senior Notes and their respective indentures could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change”, then noteholders will have the right to require us to repurchase their Convertible Senior Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as defined in the relevant indenture), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Senior Notes and their respective indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us, including in a transaction that noteholders or holders of our common stock may view as favorable.
Our capped call transactions may affect the value of our debt and common stock.
In connection with the pricing of the Convertible Senior Notes, we entered into privately-negotiated capped call transactions (“Capped Calls”) with certain financial institutions. The Capped Calls are expected generally to reduce the potential dilution to our common stock upon any conversion of the Convertible Senior Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Convertible Senior Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Calls, the Capped Call counterparties or their respective affiliates likely purchased our common stock concurrently with the pricing of the Convertible Senior Notes. In addition, the Capped Call counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions and prior to the maturity of the Convertible Senior Notes (and are likely to do so during any Observation Period (as defined in the relevant indenture) related to a conversion of Convertible Senior Notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock or the Convertible Senior Notes.
The potential effect, if any, of these transactions and activities on the trading price of our common stock or the Convertible Senior Notes will depend in part on market conditions. Any of these activities could adversely affect the trading price of our common stock or the Convertible Senior Notes.
Risks Related to Our Common Stock
The trading price of our common stock has been and may continue to be volatile.
The market price of the securities of technology companies can be especially volatile. Broad market and industry factors may adversely affect the market price of our common stock regardless of our actual operating performance. The market price of our common stock has been in the past and could be in the future subject to wide fluctuations in response to the risk factors listed in this section and others beyond our control, including those risks described herein as well as:
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
•future sales of our common stock, including common stock issuable upon conversion of our Issued CPS;
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;
•the impact of the U.S. Domestication; and
•general economic and market conditions.
In addition, the stock market in general has experienced substantial price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of certain companies’ securities, securities class action litigation has been instituted against these companies. This litigation, if instituted against us, could adversely affect our financial condition or results of operations.
If our estimates or judgments relating to our critical accounting estimates are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as described in “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to business acquisitions, income taxes, inventory valuation, impairment of long-lived assets, goodwill and identified intangible assets and revenue recognition. If our assumptions change or if actual circumstances differ from those in our assumptions, our results of operations may be adversely affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.
Future sales of our common stock in the public market, or the perception that these sales may occur, could cause our stock price to fall.
Sales of substantial amounts of our common stock in the public market, including sales of our common stock by our directors or officers, or sales by us or our affiliates pursuant to one or more effective registration statements or shares of common stock issuable upon conversion of our Issued CPS, or otherwise, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our amended and restated certificate of incorporation, we are authorized to issue up to 200 million shares of common stock, of which 52.7 million shares of common stock were outstanding as of August 29, 2025.
In addition, certain of our existing stockholders, convertible preferred stockholders, and holders of options, restricted stock unit awards or performance-based awards, in the event they become exercisable, have the right to demand that we file a registration statement covering the offer and sale of their common stock and shares issuable under such options and awards under the Securities Act and to require us to include their securities on a registration statement filed by us. For instance, on August 27, 2025, we filed a registration statement for the resale from time to time of up to 6,096,103 shares of our common stock by the selling securityholder (the “Selling Securityholder”), consisting of 6,096,103 shares of common stock initially issuable upon the conversion of the Issued CPS held by the Selling Securityholder. Pursuant to their registration rights, following the expiration of the initial lock-up term and subject to the terms of the lock-up provisions under the Investor Agreement (as defined below), the Selling Securityholder may, from time to time, sell, transfer, or otherwise dispose of any or all of their securities. The dispositions may be at fixed prices, at prevailing market prices at the time of sale, at prices related to the prevailing market price, at varying prices determined at the time of sale, or at negotiated prices. In the future, we may also issue securities in connection with investments, acquisitions, or capital raising activities, which could constitute a material portion of our then-outstanding shares of common stock.
We cannot predict the size of any future sales or issuances of our common stock or the effect, if any, that such future sales and issuances would have on the market price of our common stock. Any such issuance of additional securities or any exercise of registration rights or the prospect of any such sales, could materially impact the market price of our common stock and could impair our ability to raise capital through future sales of equity securities.
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
•the requirement that any action required or permitted to be taken by its stockholders must be effected at a duly called annual or special meeting of its stockholders and may not be taken by written consent in lieu of a meeting; however, any action required or permitted to be taken by the holders of our convertible preferred stock, voting separately as a series or class, may be taken by written consent;
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
We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock. In addition, certain of our agreements, including the 2025 Credit Agreement, the Securities Purchase Agreement that we entered into with SKT on July 14, 2024 (the “SKT Purchase Agreement”) and the Certificate of Designation of Convertible Preferred Stock we executed and adopted on June 27, 2025 (the “CPS Delaware Certificate of Designation”) contain restrictions on our ability to pay dividends. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock. Holders of shares of Issued CPS are entitled to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option. Shares of Issued CPS are not redeemable upon or repurchased upon the election of the holders of Issued CPS.
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

Our amended and restated certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, (a) the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court for the District of Delaware or other state courts of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action, suit or proceeding brought on behalf of the Company, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any director, officer or stockholder to the Company or our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws (as either may be amended from time to time), or (iv) any action, suit or proceeding asserting a claim against the Company that is governed by the internal affairs doctrine; and (b) the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint.

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
Like other companies operating or selling internationally, we face risks of non-compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other laws which generally prohibit direct and indirect improper payments to foreign government officials and political parties for the purpose of securing an unfair business advantage. In addition, because we have operations and suppliers in China and adjacent jurisdictions, we have exposure and risks associated with the Uyghur Forced Labor Prevention Act (“UFLPA”) and other global laws against forced labor. The UFLPA prohibits the importation of articles, merchandise, apparel and goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (Xinjiang) of the People’s Republic of China (PRC), or by entities identified by the U.S. government on the UFLPA Entity List. Forced labor concerns have rapidly become a global area of interest and is a topic that will likely be subject to new regulations in the markets we operate within. If we fail to comply with these laws and regulations, we may be subject to detention, seizure and exclusion of imports, as well as penalties, costs and restrictions on export and import privileges that could have an adverse effect on our business, financial condition and results of operations. We are also subject to similar or even more restrictive anticorruption laws imposed by the governments of other countries where we do business, such as laws that prohibit commercial bribery, including the UK Bribery Act and the Malaysian Anticorruption Act. We make sales, are subject to government regulation and operate in countries known to present heightened risks of public corruption. Although we have implemented policies and controls to mitigate risks of non-compliance, our business activities create the risk of unauthorized conduct by one or more of our employees, consultants, customs brokers, freight forwarders, third party representatives or distributors that could be in violation of various laws including the FCPA or similar local regulations. In addition, we may be held liable for actions taken by such parties even if such parties themselves are not subject to the FCPA or similar laws. Investigations into allegations of such misconduct can be costly, and any determination that we have violated the FCPA or similar laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities that could have a material adverse effect on our business, results of operations and financial condition.
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
Our future results of operations depend in significant part upon the continued contributions of our key senior management and technical personnel, many of whom hold critical institutional knowledge and expertise and would be difficult to replace. Our future results of operations also depend in significant part upon our ability to attract, train and retain qualified management, including for manufacturing and quality assurance, engineering, design, finance, marketing, sales and support. We are continually recruiting such personnel in various parts of the world. However, competition for such personnel across all of our markets can be strong. Our ability to attract, retain and motivate such personnel depends in part on our ability to offer competitive compensation packages, including salary, cash incentive compensation and stock-based compensation along with other benefits and workplace policies, and we can provide no assurance that we will be successful in attracting or retaining such personnel now or in the future. In addition, particularly in the high-technology industry, the value of stock options, restricted stock unit awards or other stock-based compensation is an important element in the retention of employees. Declines in the value of our common stock could adversely affect our ability to retain employees and we may have to take additional steps to make the equity component of our compensation packages more attractive to attract and retain employees. These steps could result in dilution to stockholders.
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
Armed conflicts around the world, including those in Ukraine and Israel, as well as the global response to such conflicts, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. Political and economic instability could have an impact on our sales, our supply chain, our ability to deliver products to our customers, and demand for our products. More generally, various events could cause consumer confidence and spending to decrease.

We have evaluated our operations, vendor contracts and customer arrangements, and to date the hostilities have not directly had a material and adverse effect on our financial condition or results of operations. However, if the hostilities persist, escalate or expand, risks we have identified in this report may be exacerbated. For example, if our supply or customer arrangements are disrupted due to sanctions or expanded sanctions, involvement of countries where we have operations or relationships or rising energy prices, our business could be materially disrupted. Further, the use of state-sponsored cyberattacks could expand as part of the conflict, which could adversely affect our ability to maintain or enhance our cybersecurity and data protection measures.
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
We have aligned our cybersecurity risk management program with recognized security frameworks such as the National Institute of Standards and Technology Cybersecurity Framework and ISO standards. This does not imply that we meet any particular technical standards, specifications or requirements, only that we use these frameworks as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
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
•an information security event response plan that includes procedures for responding to cybersecurity events;
•an information security event response team (the “Response Team”) principally responsible for managing our response to cybersecurity events; and
•a third-party risk management process for key IT vendors based on our assessment of their criticality to our operations and respective risk profile.
During 2025, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity events, that materially affected us, including our business strategy, results of operations or financial condition. However, we face ongoing and increasing cybersecurity risks, including from bad actors that are becoming more sophisticated and effective over time, and if realized, these risks are reasonably likely to materially affect us. Additional information on the cybersecurity risks we face is discussed in “Item 1A. Risk Factors.”
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

The Cybersecurity Committee receives regular reports from our Chief Information Officer (“CIO”) regarding any significant cybersecurity events, as well as any events with lesser impact potential. The CIO periodically reports to the Board of Directors regarding cybersecurity risks and our cybersecurity risk management program. Board members periodically receive presentations on cybersecurity topics from our CIO or external experts as part of the Board of Directors’ continuing education on topics that impact public companies.
Our CIO, who is a member of our management team, is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our CIO has over two decades of IT experience, including in applications, infrastructure, development, security and governance, and has presented as a featured speaker at numerous IT and security conferences. Our management team, including our CIO, has overall responsibility for our corporate cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The Response Team, which includes our CIO and other members of our management team, has primary responsibility for assessing and managing our response to cybersecurity events.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and events through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; tabletop training exercises; and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties

Our U.S. headquarters are located in Fremont, California. We lease or own various facilities described below for our design, manufacture, research and development and sales and marketing activities. We believe that our existing facilities are suitable and adequate for our present purposes. The following is a summary of our principal facilities as of August 29, 2025:

Location	Square Feet (in 000s)	Manufacturing	Procurement	R&D	Sales	Supply Chain Services
Durham, NC	102		X	X	X
Fremont, CA	86	X	X	X	X
Huizhou, China	824	X	X	X
Maynard, MA	69		X	X	X
Newark, CA	79	X	X	X	X	X
Penang, Malaysia	139	X	X	X	X	X
Tempe, AZ	50	X	X	X	X
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is listed on the Nasdaq Global Select Market under the trading symbol “PENG.”
Holders of Record
As of October 15, 2025, there were 37 registered holders of record of our common stock (not including beneficial holders of our common stock held in street name by brokers and other institutions on behalf of stockholders). As of October 15, 2025, there was one registered holder of record of our preferred stock, the Issued CPS.
Common Stock Dividends
On January 3, 2022, our Board of Directors declared a share dividend of one ordinary share, $0.03 par value per share, for each outstanding ordinary share owned, to shareholders of record as of January 25, 2022. The dividend was paid on February 1, 2022.
We have not paid any cash dividends on our common stock, and we do not currently intend to pay any cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on our common stock will be made at the discretion of our Board of Directors subject to applicable laws and will depend on, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements.
The Issued CPS entitles the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option. Other than dividend payments to the holder of Issued CPS, we currently intend to retain all available funds and future earnings to support operations and to finance the growth and development of our business. During fiscal 2025, we did not record any paid in-kind dividends.
See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Preferred Stock Investment” and “– Temporary Equity” of this report for further discussion of the Issued CPS.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report.
Recent Sales of Unregistered Securities
As previously disclosed in our Current Report on Form 8-K12B filed with the SEC on June 30, 2025, the U.S. Domestication was effected via a court-sanctioned scheme of arrangement under Cayman Islands law, pursuant to which each ordinary share of Penguin Solutions Cayman was exchanged for one share of common stock of Penguin Solutions Delaware, and each convertible preferred share of Penguin Solutions Cayman was exchanged for one share of convertible preferred stock of Penguin Solutions Delaware.
The issuance of 52,401,114 shares of Penguin Solutions Delaware capital stock pursuant to the scheme of arrangement was exempt from registration under Section 3(a)(10) of the Securities Act, which exempts from the registration requirements any security that is issued in exchange for one or more bona fide outstanding securities where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court expressly authorized by law to grant such approval. Please refer to Penguin Solutions Cayman’s definitive proxy statement on Schedule 14A filed with the SEC on May 2, 2025 for additional information about the U.S. Domestication.

Issuer Purchases of Equity Securities
Common Stock Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million stock repurchase authorization (the “2022 Authorization”), under which we may repurchase our outstanding common stock from time to time through open market purchases, privately-negotiated transactions or otherwise. On each of January 8, 2024 and October 6, 2025, the Audit Committee of the Board of Directors approved additional $75.0 million stock repurchase authorizations (the “2024 Authorization” and “2025 Authorization,” respectively, and together, the “Current Authorizations”). The Current Authorizations, which consist solely of amounts approved pursuant to the 2024 Authorization and 2025 Authorization as all amounts under the 2022 Authorization have been utilized, have no expiration date but may be suspended or terminated by the Board of Directors at any time. As of August 29, 2025, an aggregate of $36.5 million remained available for the repurchase of our common stock under the 2024 Authorization. Certain of our agreements, including the 2025 Credit Agreement, the SKT Purchase Agreement and the CPS Delaware Certificate of Designation, contain restrictions that limit our ability to repurchase our common stock.
The following table sets forth information relating to repurchases of our equity securities during the three months ended August 29, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 31, 2025 - June 27, 2025	16,207	$18.26	16,207	$36,510,000
June 28, 2025 - July 25, 2025	—	$—	—	$36,510,000
July 26, 2025 - August 29, 2025	—	$—	—	$36,510,000
	16,207	$18.26	16,207
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
The following graph illustrates a comparison of cumulative total returns for our common stock, the Russell 2000 Index and the Nasdaq Electronic Components Index from August 31, 2020 through August 31, 2025. We operate on a 52- or 53-week fiscal year, which ends on the last Friday in August. As a result, the last day of our fiscal year varies. For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph as of August 31 for each year.
Note: Management cautions that the stock price performance information shown in the graph above may not be indicative of current stock price levels or future stock price performance.
The stock performance graph assumes $100 was invested in our common stock and in the other indices on August 31, 2020. Any dividends paid during the period presented were assumed to be reinvested. The performance was plotted using the following data:

	August 31, 2020	August 31, 2021	August 31, 2022	August 31, 2023	August 31, 2024	August 31, 2025
Penguin Solutions, Inc.	$100	$192	$146	$205	$164	$192
Russell 2000 Index	$100	$147	$121	$126	$150	$163
Nasdaq Electronic Components Index	$100	$144	$128	$145	$183	$283
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes for the year ended August 29, 2025. This discussion contains forward looking statements that involve risks, uncertainties and other factors. Our actual results could differ materially from those contained in these forward-looking statements due to a number of risks, uncertainties and other factors, including those discussed below and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” and “PART I – Item 1A. Risk Factors.”
Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2025, 2024 and 2023 contained 52, 53 and 52 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated. All financial information for our subsidiaries in Brazil is included in our consolidated financial statements on a one-month lag because their fiscal years ended on July 31 of each year. In connection with the completion of the divestiture of an 81% interest in SMART Brazil, we ceased consolidating the operations of SMART Brazil in our financial statements as of the November 29, 2023 disposal date. As a result, financial information for the first quarter of 2024 includes the four-month period for the SMART Brazil operations from August 1, 2023 to November 29, 2023. All tabular amounts are in thousands.
Overview
For an overview of our business, see “PART I – Item 1. Business.”
On June 30, 2025, we completed the U.S. Domestication of the parent company of our corporate group, Penguin Solutions Cayman, from the Cayman Islands to the State of Delaware in the United States, resulting in Penguin Solutions Delaware becoming our publicly traded parent company and the successor issuer to Penguin Solutions Cayman. The financial information in this Annual Report for periods prior to the completion of the U.S. Domestication relates to Penguin Solutions Cayman. Unless stated otherwise or the context requires otherwise, the terms “Penguin Solutions,” “Company,” “we,” “our,” “us” or similar terms (i) for periods prior to the effectiveness of the U.S. Domestication, refer to Penguin Solutions Cayman and its consolidated subsidiaries and (ii) for periods at or after the completion of the U.S. Domestication, refer to Penguin Solutions Delaware and its consolidated subsidiaries. See “About this Annual Report,” above.
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
Factors Affecting Our Operating Performance
Macro-Economic Demand Factors. Our business segments each have their own unique set of demand factors. Our Advanced Computing business is driven by demand for our HPC and AI products, as well as traditional workload optimization and efficiency applications. We expect increased AI adoption and broader implementation by enterprises within but not limited to verticals such as financial services, energy, government and education, as well as increased sovereign AI adoption, as organizations seek scalable infrastructure solutions, though the extent and timing of such adoption and implementation may vary and may affect our results of operations. Demand in our Integrated Memory segment is driven by end-market demand from OEMs for customer-specific solutions in vertical markets such as industrial, government, networking, HPC and enterprise storage, as well as emerging demand for higher density and greater bandwidth solutions for AI deployments, and we anticipate growing demand for higher performance and reliability memory solutions, such as our CXL family of products, to support both traditional use cases and increasingly complex AI applications, although there can be no assurance that such demand will materialize as expected or at all. Finally, demand for our Optimized LED products is derived from targeted end-market applications, such as general high-power and mid-power lighting and specialty lighting, including video display and horticulture applications. However, broader macro-economic trends, including global conflicts impacting international relations, recessionary indicators, high inflation rates, uncertainty and costs associated with trade policies and tariffs, and interest rates, can adversely affect all three segments concurrently.
Shifts in the Mix and Timing of Our Revenue. Shifts in the mix of revenue from our operating segments, and in the timing of revenue, which can vary significantly from period to period, have impacted and can continue to impact our business and results of operations, including gross and operating margins. For example, our Advanced Computing segment has shown solid growth, but is subject to variability in its sales and margin profile from period to period due to factors such as the following: recognition of revenue sometimes being tied to customer decisions as to the completion of delivery and system go-live events; certain sales being affected by the timing of customer deployments and shipments or customer budget considerations; changes in customer spending on our products and services (including as a result of the macro-economic demand factors discussed above); the impact of customer churn rates (including discounting and churn of significant customers from whom we derive a significant percentage of our revenue); discontinuation of certain of our products from time to time; shifts in our customer mix, including expected trends with respect to growth in demand from non-hyperscaler customers for HPC and AI solutions; and margin being driven by the proportion of higher margin software and managed services within our Advanced Computing sales. Our resource commitments and planning for each segment are relatively fixed in the short term, and as such, variability in expected revenue mix may have direct implications for our operating income and margins. Additionally, our revenue and margins will be negatively impacted by the winding down of our Penguin Edge business, which we expect to wind down and discontinue by approximately the end of calendar 2025. The comparability of our results of operations against prior periods will also be affected following the wind down of our Penguin Edge business.
Our Ability to Identify, Complete and Successfully Integrate Acquisitions. A substantial portion of our growth over the last several years has been driven by acquisitions, and we intend to continue to use corporate development as an engine for growth. Within our existing segments, we plan to pursue acquisitions to expand features and functionality, expand into adjacent businesses and grow our customer base and geographic footprint. From time to time, we may seek to expand our addressable market by entering new business segments where we identify a business opportunity at scale with a path to being accretive to our overall operations in the near term. If we are unable to identify and complete attractive acquisitions and successfully integrate such businesses, we may not be successful in growing our revenue and/or expanding our margins. Any acquisitions we do complete may require us to incur debt or raise capital through equity financings or may subject us to unforeseen liabilities or costs, or operational challenges, that in turn impede our ability to realize the expected returns on our investment.
Disruptions in Our Supply Chain May Adversely Affect Our Businesses. We depend on third-party suppliers for key components of our products as well as certain raw materials, such as commodity DRAM components from offshore foundries that we use in our specialty memory products, third-party wafers that we use in our memory and LED businesses and HPC and AI components for our Advanced Computing business; the costs of such components and raw materials may fluctuate from time to time due to market conditions. In our memory and LED businesses, we have adopted a “Fab-Light” business model to reduce our capital expenditures and operating expenses, while affording greater flexibility in adapting to shifts in demand and other market trends. Our Fab-Light business model contributed to margin expansion in our overall business. However, our reliance on third-party manufacturers exposes us to risk of supply chain disruption and lost business. For example, the global semiconductor shortage, particularly during its peak, has adversely affected our results of operations. In addition, in our Advanced Computing business, where we source components from third parties, the high demand for and limited supply of AI components globally, as well as any delays in the production of such components, continues to affect our sourcing of these components and the timing of deployments. In particular, we continue to experience extended lead times for certain components that are incorporated into our overall solutions, which impacts how quickly we are able to ramp existing and new customer projects and may negatively affect gross margins due to changes in shipment timing and product mix. If such disruptions worsen or are prolonged, or if there is meaningful disruption in our supply arrangement with any of our third-party suppliers, our results of operations and financial condition may continue to be adversely affected.
Results of Operations

Year ended	August 29, 2025	% of net sales (1)	August 30, 2024	% of net sales (1)	August 25, 2023	% of net sales (1)
Net sales:
Advanced Computing	$648,417	47.4%	$554,552	47.4%	$749,708	52.0%
Integrated Memory	464,249	33.9%	356,426	30.4%	443,264	30.8%
Optimized LED	256,128	18.7%	259,818	22.2%	248,278	17.2%
Total net sales	1,368,794	100.0%	1,170,796	100.0%	1,441,250	100.0%
Cost of sales	974,520	71.2%	830,020	70.9%	1,026,079	71.2%
Gross profit	394,274	28.8%	340,776	29.1%	415,171	28.8%

Operating expenses:
Research and development	79,801	5.8%	81,537	7.0%	90,565	6.3%
Selling, general and administrative	238,177	17.4%	233,880	20.0%	260,722	18.1%
Impairment of goodwill	16,063	1.2%	—	—%	19,092	1.3%
Change in fair value of contingent consideration	—	—%	—	—%	29,000	2.0%
Other operating expense	2,098	0.2%	7,064	0.6%	7,047	0.5%
Total operating expenses	336,139	24.6%	322,481	27.5%	406,426	28.2%
Operating income	58,135	4.2%	18,295	1.6%	8,745	0.6%

Non-operating (income) expense:
Interest expense, net	7,305	0.5%	28,378	2.4%	36,421	2.5%
Other non-operating expense	1,929	0.1%	21,084	1.8%	11,837	0.8%
Total non-operating expense	9,234	0.7%	49,462	4.2%	48,258	3.3%
Income (loss) before taxes	48,901	3.6%	(31,167)	(2.7)%	(39,513)	(2.7)%

Income tax provision (benefit)	20,066	1.5%	10,618	0.9%	(49,203)	(3.4)%
Net income (loss) from continuing operations	28,835	2.1%	(41,785)	(3.6)%	9,690	0.7%
Net loss from discontinued operations	—	—%	(8,148)	(0.7)%	(195,384)	(13.6)%
Net income (loss)	28,835	2.1%	(49,933)	(4.3)%	(185,694)	(12.9)%
Net income attributable to noncontrolling interest	3,444	0.3%	2,539	0.2%	1,832	0.1%
Net income (loss) attributable to Penguin Solutions	$25,391	1.9%	$(52,472)	(4.5)%	$(187,526)	(13.0)%
(1)Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales increased by $198.0 million, or 16.9%, in 2025 compared to the prior year, primarily due to higher sales from our Advanced Computing and Integrated Memory business segment. Advanced Computing net sales increased by $93.9 million, or 16.9%, compared to the same period in the prior year, primarily due to higher hardware sales driven by increased demand for AI solutions and HPC. Integrated Memory net sales increased by $107.8 million, or 30.3%, compared to the same period in the prior year, primarily due to higher sales volumes of flash and DRAM products stemming from improved market demand. Optimized LED net sales decreased by $3.7 million, or 1.4%, compared to the same period in the prior year, primarily due to lower direct sales across China and Europe.

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
Cost of sales increased by $144.5 million, or 17.4%, in 2025 compared to the prior year, primarily due to our Advanced Computing and Integrated Memory segments having increased products sales for the year. Cost of sales decreased by $196.1 million, or 19.1%, in 2024 compared to the prior year, primarily due to our Advanced Computing and Integrated Memory segments, which had lower material and production costs from lower sales, as well as lower personnel-related expenses mainly driven by cost reduction efforts.
Gross margin decreased to 28.8% in 2025 compared to 29.1% in 2024 primarily due to unfavorable mix from higher product revenue in our Advanced Computing segment and a higher mix of Integrated Memory sales. Gross margin increased to 29.1% in 2024 compared to 28.8% in 2023 primarily due to favorable mix from higher service revenue in our Advanced Computing segment.
Non-GAAP Measure of Segment Operating Income
Below is a table of our operating income, measured on a non-GAAP basis, which Penguin Solutions management uses to supplement Penguin Solutions’ financial results under GAAP to analyze its operations and make decisions as to future operational plans, and which management believes provides supplemental information that is useful to investors in analyzing and assessing our past and future operating performance. These non-GAAP measures exclude certain items, such as stock-based compensation expense; amortization of acquisition-related intangible assets (consisting of amortization of developed technology, customer relationships, trademarks/trade names and backlog acquired in connection with business combinations); acquisition-related inventory adjustments; diligence, acquisition and integration expense; restructuring charges; impairment of goodwill; changes in the fair value of contingent consideration; redomiciliation costs; and other infrequent or unusual items. While amortization of acquisition-related intangible assets is excluded, the revenues from acquired companies is reflected in our non-GAAP measures and these intangible assets contribute to revenue generation. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment and Other Information.”
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

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
GAAP operating income	$58,135	$18,295	$8,745
Stock-based compensation expense	41,176	43,160	39,228
Amortization of acquisition-related intangibles	34,838	39,272	44,601
Flow-through of inventory step up	—	—	2,599
Cost of sales-related restructuring	746	2,136	6,813
Diligence, acquisition and integration expense	1,829	8,772	20,869
Redomiciliation costs (1)	10,038	470	—
Impairment of goodwill	16,063	—	19,092
Change in fair value of contingent consideration	—	—	29,000
Restructuring charges	2,098	7,064	7,047
Other (1)	2,729	1,088	1,800
Non-GAAP operating income	$167,652	$120,257	$179,794

Non-GAAP operating income by segment:
Advanced Computing	$115,009	$95,291	$110,975
Integrated Memory	43,639	22,413	73,639
Optimized LED	9,004	2,553	(4,820)
Total non-GAAP operating income by segment	$167,652	$120,257	$179,794
(1) In 2025 we began breaking out costs related to the U.S. Domestication from “Other.” All periods presented have been adjusted to reflect this change.
Advanced Computing operating income increased by $19.7 million, or 20.7%, in 2025 compared to the prior year primarily due to increased net sales driven by increased demand for AI solutions, as well as lower subcontract services, partially offset by increased operating expenses, mainly driven by increased personnel-related expenses stemming from bonus achievement. Advanced Computing operating income decreased by $15.7 million, or 14.1%, in 2024 compared to the prior year primarily due to lower sales from our Penguin Computing business, partially offset by lower operating expenses, mainly driven by personnel-related expenses due to lower headcount and lower subcontract services.
Integrated Memory operating income increased by $21.2 million, or 94.7%, in 2025 compared to the prior year primarily due to increased net revenue, partially offset by increased operating expenses, mainly driven by increased personnel costs stemming from bonus achievement. Integrated Memory operating income decreased by $51.2 million, or 69.6%, in 2024 compared to the prior year primarily due to lower sales and gross profit due to lower sales volumes of flash and DRAM products.
Optimized LED operating income increased by $6.5 million, or 252.7%, in 2025 primarily due to higher gross profit, stemming from a more favorable product mix. Optimized LED operating loss improved by $7.4 million, or 153.0%, in 2024 primarily due to higher revenue from increased demand, better factory leverage and product mix and lower personnel-related expenses due to headcount reductions.
Operating and Non-operating (Income) Expense
Research and Development
Research and development expense decreased by $1.7 million, or 2.1%, in 2025 compared to the prior year, primarily due to lower personnel-related expenses mainly driven by headcount reductions, as well as lower subcontract services mainly driven by Advanced Computing.
Research and development expense decreased by $9.0 million, or 10.0%, in 2024 compared to the prior year, primarily due to lower personnel-related expenses mainly driven by headcount reductions, as well as lower subcontract services mainly driven by Advanced Computing.

Selling, General and Administrative
Selling, general and administrative expense increased by $4.3 million, or 1.8%, in 2025 compared to the prior year, primarily due to higher personnel-related expenses stemming from increased bonus achievement as a result of Company performance, partially offset by decreased professional services driven by increased cost in the prior year due to the SMART Brazil divestiture referenced above.
Selling, general and administrative expense decreased by $26.8 million, or 10.3%, in 2024 compared to the prior year, primarily due to lower diligence, acquisition and integration expense, lower personnel-related expenses, mainly driven by headcount reductions, and lower amortization expense of intangible assets.
Impairment of Goodwill
In the second quarter of 2023, we initiated a plan pursuant to which we intend to wind down manufacturing and discontinue the sale of certain products offered through our Penguin Edge business by approximately the end of calendar 2025. In connection therewith and with the preparation of the financial statements included in this Annual Report, we assessed goodwill associated with our Penguin Edge business within our Advanced Computing segment and concluded it is now fully impaired. As a result, we recorded impairment charges of $16.1 million and $19.1 million in 2025 and 2023, respectively, to impair the carrying value of Penguin Edge goodwill. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Intangible Assets and Goodwill.”
Change in Fair Value of Contingent Consideration
Our acquisitions of Stratus Technologies in the first quarter of 2023 included contingent consideration. We estimate the fair value of the contingent consideration as of the date of acquisition and subsequently recognize changes in the fair value in results of operations. During 2023, we recorded charges of $29.0 million to adjust the fair value of the contingent consideration. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Business Acquisitions.”
Other Operating (Income) Expense
Other operating expense in 2025, 2024, and 2023 included restructuring charges of $2.1 million, $7.1 million, and $7.0 million, respectively, primarily for employee severance costs and other benefits resulting from workforce reductions, the elimination of certain projects across our businesses and other costs associated with the wind down of our Penguin Edge business. We anticipate that such activities will continue into future quarters and anticipate recording additional restructuring charges.
Interest Expense, Net
Net interest expense decreased by $21.1 million, or 74.3%, in 2025 compared to the prior year, primarily due to principal payments made on the Amended 2022 TLA (as defined below) during the last half of fiscal 2024 along with the full repayment in the last quarter of fiscal 2025. Net interest expense decreased by $8.0 million, or 22.1%, in 2024 compared to the prior year, primarily due to higher interest income resulting from higher cash and investment balances, partially offset by higher interest expense from the Amended 2022 TLA.
Other Non-operating (Income) Expense
Other non-operating (income) expense in 2025, 2024 and 2023 included losses of $2.9 million, $22.8 million, and $15.9 million, respectively, from the extinguishment or prepayment of debt. Other non-operating (income) expense in 2024 also included net gains of $0.2 million from the disposition of assets. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.”
Income Tax Provision (Benefit)
Our provision for income taxes increased by $9.4 million, or 89.0%, in 2025 compared to 2024 primarily due to an increase in profit before tax in jurisdictions subject to income tax. Our provision for income taxes increased by $59.8 million, or 121.6%, in 2024 compared to 2023 primarily due to the tax benefit on the release of the U.S. federal and state valuation allowance in 2023, partially offset by tax addbacks for nondeductible goodwill impairment and additional uncertain tax positions recorded in 2023.

In 2025, our tax expense of $20.1 million and effective tax rate of 41.0% differed from the U.S. statutory tax rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, non-deductible expenses, return to provision adjustments, and foreign withholding taxes, offset in part by benefits from the U.S. Domestication (net of valuation allowance) and tax credits.
In 2024, our tax expense of $10.6 million and effective tax rate of (34.1)% differed from the U.S. statutory tax rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, non-deductible expenses and foreign withholding taxes, offset in part by benefits associated with decreases in reserves for uncertain tax provisions and U.S. federal and state tax credits.
In 2023, our tax benefit of $49.2 million and effective tax rate of 124.5% differed from the U.S. statutory tax rate primarily due to a release of the U.S. federal and state valuation allowance. The effective tax rate benefit from the valuation allowance release was offset with detriments associated with losses generated in jurisdictions with rates lower than the U.S. statutory tax rate, increases in reserves for uncertain tax provisions, foreign withholding taxes and goodwill impairment for financial reporting purposes with no tax basis.
We have operations in Malaysia, where we have tax incentive arrangements for our pioneer status activities and our global supply chain business. The statutory tax rate for Malaysia is 24%. This Malaysia arrangement for the pioneer status activities is scheduled to expire in August 2028 and is subject to certain conditions, with which we have fully complied in 2025, 2024, and 2023. This Malaysia arrangement for the global supply chain activities is scheduled to expire in August 2028 and is subject to certain conditions, with which we have partially complied in 2025 and 2024 and fully complied in 2023. The impact of partial compliance is reflected within the 2025 and 2024 income tax provisions. Our effective income tax rate in the future may be higher depending on a combination of our overall and jurisdictional profitability, the general expectation that future tax holidays may have tax rates greater than our prior approved tax holidays, and the impact of the Organisation for Economic Co-operation and Development's Pillar Two Model rules which aims to implement a global minimum tax of 15%. For additional information, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Income Taxes.”
Net Income (Loss) From Discontinued Operations
As discussed above, we have presented the results of SMART Brazil as discontinued operations in our consolidated statements of operations for all periods presented. As of August 25, 2023, SMART Brazil was classified as held for sale. Accordingly, in 2023 we evaluated the carrying value of the net assets of SMART Brazil (including $206.3 million recognized within stockholder’s equity related to the cumulative translation adjustment from SMART Brazil), estimated costs to sell and expected proceeds and concluded the net assets were impaired. As a result, we recognized an impairment charge of $153.0 million in 2023 to write down the carrying value of the net assets of SMART Brazil. In addition, we concluded that the outside basis of SMART Brazil inclusive of any withholding taxes should be recognized upon the classification as held for sale as of August 25, 2023. Accordingly, we recognized withholding taxes on the expected capital gain and deferred tax liabilities of $28.6 million in 2023. In the first quarter of 2024, we completed the divestiture, and in connection therewith, recognized an additional loss of $8.9 million. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Liquidity and Capital Resources
As of August 29, 2025, we had cash, cash equivalents and short-term investments of $453.8 million, of which $315.5 million was held by subsidiaries outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, investments in working capital, research and development expenditures, and other operating expenses. We expect that future capital expenditures will focus on expansion of our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts, money market funds and time deposits. We do not acquire investments for trading or speculative purposes.
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
Entry Into 2025 Credit Agreement and Repayment of 2022 TLA
On February 7, 2022, Penguin Solutions Cayman and SMART Modular Technologies, Inc. (the “Borrowers”) entered into a credit agreement (the “2022 Original Credit Agreement”) with a syndicate of banks and Citizens Bank, N.A., as administrative agent that provided for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the “2022 TLA”) and (ii) a revolving credit facility in an aggregate principal amount of $250.0 million (the “2022 Revolver”), in each case, maturing on February 7, 2027. The 2022 Original Credit Agreement provided that up to $35.0 million of the 2022 Revolver was available for issuances of letters of credit. On August 29, 2022, the 2022 Original Credit Agreement was amended (the ”2022 Amended Credit Agreement”) to, among other things, provide for incremental term loans of $300.0 million (together with the 2022 TLA, the “Amended 2022 TLA”), amend the First Lien Leverage Ratio (as defined in the 2022 Amended Credit Agreement) and increase the aggregate amount of unrestricted cash and permitted investments netted from the definitions of Consolidated First Lien Debt and Consolidated Net Debt. As of August 30, 2024, there was $300.0 million of aggregate principal amount outstanding under the Amended 2022 TLA and there were no amounts outstanding under the 2022 Revolver.
On June 24, 2025 (the “Refinancing Closing Date”), the Borrowers entered into a new Credit Agreement (the “2025 Credit Agreement”) by and among the Borrowers, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank. The 2025 Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $400 million (the “2025 Credit Facility” and the revolving loans thereunder, the “2025 Loans”), maturing on June 24, 2030 (subject to certain earlier “springing maturity” dates upon certain conditions specified in the 2025 Credit Agreement). The 2025 Credit Agreement provides that up to $35.0 million of the 2025 Credit Facility is available for issuances of letters of credit.
On the Refinancing Closing Date, we borrowed $100 million under the 2025 Credit Facility and simultaneously applied such proceeds, together with $200 million cash on hand, to repay in full all borrowings and terminate all commitments under the 2022 Amended Credit Agreement. Immediately prior to the repayment and termination of the 2022 Amended Credit Agreement, we had $300 million of principal outstanding under the Amended 2022 TLA, with unamortized issuance costs of $1.8 million and an effective interest rate of 7.17%, and no amounts outstanding under the 2022 Revolver, with unamortized issuance costs of $1.5 million. Following the termination of the 2022 Amended Credit Agreement, we recognized a loss on extinguishment of debt of $2.9 million.
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
For additional details regarding the 2025 Credit Agreement, refer to “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Credit Agreement.”
Convertible Senior Notes
2026 Notes

In February 2020, we issued $250.0 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) pursuant to an indenture (the “2026 Indenture”) between the Company and U.S. Bank Trust Company National Association, as trustee. The 2026 Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased.

On January 18, 2023, we exchanged $150.0 million principal amount of 2026 Notes for $150.0 million principal amount of new 2029 Notes (as defined below). On August 6, 2024, we repurchased $80.0 million aggregate principal amount of our 2026 Notes for $100.6 million cash (including payment for accrued interest) in privately-negotiated transactions. See “Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Debt - Convertible Senior Notes - Repurchase of Convertible Senior Notes” in this 2025 Annual Report. As of August 29, 2025, $20.0 million in aggregate principal amount of 2026 Notes were outstanding.

2029 Notes

In February 2023, we issued $150.0 million in aggregate principal amount of 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) pursuant to an indenture (the “2029 Indenture”), dated as of January 23, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes will mature on February 1, 2029, unless earlier converted, redeemed or repurchased. As of August 29, 2025, $150.0 million in aggregate principal amount of 2029 Notes were outstanding.

2030 Notes

On August 6, 2024 and August 14, 2024, we issued $175.0 million and $25.0 million aggregate principal amount, respectively, of our 2.00% Convertible Senior Notes due 2030 (collectively, the “2030 Notes,” and together with the 2026 Notes and the 2029 Notes, the “Convertible Senior Notes”) pursuant to, and governed by, an indenture (the “2030 Indenture”), dated August 6, 2024, between us and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes will mature on August 15, 2030, unless earlier converted, redeemed or repurchased. As of August 29, 2025, $200.0 million in aggregate principal amount of 2030 Notes were outstanding.

For additional details of the terms of our Convertible Senior Notes, refer to “PART II - Item 8. Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Debt - Convertible Senior Notes” in this 2025 Annual Report.
Capped Calls
In connection with our Convertible Senior Notes, we have entered into privately-negotiated capped call transactions, which are intended to reduce the effect of potential dilution upon conversion of our Convertible Senior Notes. The capped calls provide for our receipt of cash or shares, at our election, from counterparties if the trading price of our common stock is above the strike price on the expiration date. For additional information on our capped call transactions, refer to “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Capped Calls” in this 2025 Annual Report.
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
Preferred Stock Investment
On December 13, 2024, we closed the SKT Investment (as defined below) by SK Telecom Co., Ltd. (“SKT”). Pursuant to the SKT Purchase Agreement, we sold to Astra AI Infra LLC, an affiliate of SKT (“Astra AI Infra”), 200,000 convertible preferred shares, par value $0.03 per share (the “Issued Cayman CPS”) at a price of $1,000 per share or an aggregate price of $200.0 million (the “SKT Investment”).
On the closing date of the SKT Investment, we and Astra AI Infra entered into an Investor Agreement (the “Investor Agreement”), and the Certificate of Designation of Convertible Preferred Shares setting forth the terms, rights and obligations of the Issued Cayman CPS (the “CPS Cayman Certificate of Designation”) became effective. The Investor Agreement and the CPS Cayman Certificate of Designation provided for certain rights and restrictions relating to the SKT Investment, including but not limited to board representation rights, pro rata rights, registration rights and consent rights, and standstill provisions, disposition restrictions and voting obligations.

On June 27, 2025, in connection with the U.S. Domestication, Penguin Solutions Delaware executed and adopted a Certificate of Designation of Convertible Preferred Stock (the “CPS Delaware Certificate of Designation”) that sets forth the terms, rights and obligations of the Issued CPS, which principal attributes remain substantially the same as prior to the U.S. Domestication, with changes to give effect to requirements of Delaware law. The shares of Issued CPS are convertible into shares of common stock of Penguin Solutions at an initial conversion price of $32.81 per ordinary share, subject to adjustment upon the occurrence of certain events, have an initial liquidation preference of 1x and are only be redeemable at our option, subject to certain conditions. The holder of Issued CPS may convert such holder’s Issued CPS into shares of common stock at any time, provided that the Issued CPS may, at our option, automatically be converted into shares of common stock on any date following the second anniversary of the closing upon certain conditions. The Issued CPS entitle the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option. Shares of Issued CPS are not redeemable upon or repurchased upon the election of the holders of Issued CPS. Refer to the CPS Delaware Certificate of Designation filed as Exhibit 3.3 hereto, and to the section entitled “Comparison of Rights of Cayman Islands Shareholders and Delaware Stockholders” contained in Penguin Solutions Cayman’s definitive proxy statement on Schedule 14A filed with the SEC on May 2, 2025.
On June 30, 2025, effective upon consummation of the U.S. Domestication, Penguin Solutions Delaware assumed the Investor Agreement from Penguin Solutions Cayman, and Penguin Solutions Delaware and SKT amended and restated the Investor Agreement (as amended and restated, the “Amended and Restated Investor Agreement”) such that the rights and restrictions relating to SKT’s beneficial ownership of the Issued Cayman CPS in place prior to the U.S. Domestication apply in respect of SKT’s holdings of the Issued CPS following consummation of the U.S. Domestication.
See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Preferred Stock Investment.”
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
Cash Flows

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Net cash provided by operating activities from continuing operations	$113,183	$105,521	$63,677
Net cash used for investing activities from continuing operations	(3,377)	(11,804)	(281,184)
Net cash provided by (used for) financing activities from continuing operations	(63,464)	(209,495)	237,221
Net increase in cash and cash equivalents from discontinued operations	24,251	90,447	22,520
Effect of changes in currency exchange rates	—	(1,256)	4,765
Net increase (decrease) in cash, cash equivalents and restricted cash	$70,593	$(26,587)	$46,999
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, stock-based compensation, changes in the fair value of contingent consideration, gains and losses from investing or financing activities and from the effects of changes in operating assets and liabilities.
Net cash provided by operating activities from continuing operations in 2025 was $113.2 million, comprised primarily of net income of $28.8 million, adjusted for non-cash items of $103.5 million. Operating cash flows were negatively affected by a $19.1 million net change in our operating assets and liabilities, primarily from the effects of an increase of $101.6 million of inventories primarily to support future demand across both Advanced Computing and Integrated Memory and an increase of $56.2 million in accounts receivable primarily due to timing of cash receipts, partially offset by an increase of $131.0 million in accounts payable and accrued expenses and other liabilities primarily due to higher accounts payable related to the timing of purchases from suppliers and an increase in deferred revenue from customer services, along with a decrease of $7.7 million in other assets.

Net cash provided by operating activities from continuing operations in 2024 was $105.5 million, comprised primarily of net loss of $41.8 million, adjusted for non-cash items of $121.6 million. Operating cash flows were favorably affected by a $25.7 million net change in our operating assets and liabilities, primarily from the effects of an increase of $54.3 million in accounts payable and accrued expenses and other liabilities and a decrease of $23.8 million inventories, partially offset by an increase of accounts receivable of $32.5 million and the payment of $29.0 million of contingent consideration, which related to our 2023 acquisition of Stratus Technologies. The increase in accounts payable and accrued expenses and other liabilities was primarily due to timing of payments, as well as higher deferred revenue resulting from amounts received from customers in advance of satisfying performance obligations.
Net cash provided by operating activities from continuing operations in 2023 was $63.7 million, comprised primarily of net income of $9.7 million, adjusted for non-cash items of $119.3 million. Operating cash flows were adversely affected by a $65.4 million net change in our operating assets and liabilities, primarily from the effects of decreases of $256.1 million in accounts payable and accrued expenses and other liabilities and the payment of $73.7 million of contingent consideration, which related to our 2021 acquisition of the Optimized LED business, partially offset by the effect of decreases of $162.5 million in accounts receivable and $95.2 million in inventories. The decreases in both accounts payable and accrued expenses and inventories were primarily due to lower inventories in our Integrated Memory and Advanced Computing segments. The decrease in accounts receivable was primarily due to lower gross sales in our Integrated Memory segment.
Investing Activities: Net cash used for investing activities from continuing operations in 2025 consisted primarily of $9.0 million used for capital expenditures and deposits on equipment, partially offset by net sales of marketable investment securities of $7.3 million.
Net cash used for investing activities from continuing operations in 2024 consisted primarily of $19.4 million used for capital expenditures and deposits on equipment and $11.0 million of purchases of non-marketable investment securities, partially offset by net maturities of marketable investment securities of $19.9 million.
Net cash used for investing activities from continuing operations in 2023 consisted primarily of $213.1 million net cash used for the acquisition of Stratus Technologies, $39.4 million used for capital expenditures and deposits on equipment and $25.0 million used for the purchases of marketable investment securities.
Financing Activities: Net cash used for financing activities from continuing operations in 2025 was $63.5 million, consisting primarily of $300.0 million in principal payments of debt, $52.3 million of payments to acquire common stock (including $41.2 million under our stock repurchase program), and $7.9 million cash paid for dividends to the holder of Issued CPS, partially offset by $191.2 million of proceeds from the issuance of the Issue CPS, $100.0 million of proceeds from amounts drawn from the 2025 Credit Facility, and $8.8 million in proceeds from the issuance of common stock from our equity plans.
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
Net cash provided by financing activities from continuing operations in 2023 was $237.2 million, consisting primarily of $295.3 million in net proceeds from our term loan and $43.0 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by $28.1 million payment of contingent consideration related to our 2021 acquisition of our Optimized LED business, $24.7 million of payments to acquire ordinary shares, $21.6 million in principal repayment of debt, and $14.1 million payment of premium in connection with our convertible note exchange.
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
Inventories: Inventories are stated at the lower of cost or net realizable value. In our Optimized LED segment, cost is determined on a first-in, first-out basis. For all other segments, inventory value is determined on a specific identification basis for material and an allocation of labor and manufacturing overhead. At each balance sheet date, we evaluate ending inventories for excess quantities and obsolescence, including analyses of sales levels by product family, historical demand and forecasted demand in relation to inventory on hand, competitiveness of product offerings, market conditions and product life cycles. From time to time, our customers may request that we purchase and maintain significant inventory of raw materials for specific programs. Such inventory purchases are evaluated for excess quantities and potential obsolescence and could result in a provision at the time of purchase or subsequent to purchase. Inventory levels may fluctuate based on inventory held under service arrangements. Our provision for excess and obsolete inventory is also impacted by our arrangements with our customers and/or suppliers, including our ability or inability to resell such inventory to them.

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
Determining when to test for impairment, the reporting units, the assets and liabilities of the reporting unit and the fair value of the reporting unit requires significant judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, forecasted manufacturing costs, budgets and other expenses developed as part of our long-range planning process. We test the reasonableness of the output of our long-range planning process by calculating an implied value per share and comparing that to current stock prices, analysts’ consensus pricing and management’s expectations. These estimates and assumptions are used to calculate projected future cash flows for the reporting unit, which are discounted using a risk-adjusted rate to estimate a fair value. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates.
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
Applying the five-step approach in determining whether to recognize revenue at a point in time or over time requires significant judgment. A portion of our revenue is from sales of customized product which, in some cases, are non-cancellable and/or non-refundable. Significant judgment is required to determine when control passes to the customer and whether and when our performance obligations have been satisfied. This determination can significantly affect the timing of recognizing revenue.
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
Noncancellable, nonrefundable customized product sales are recognized over time on a cost-incurred basis. In connection with these arrangements, customers obtain control and benefit from products as they are completed. The terms for these arrangements provide us with a legally enforceable right to receive payment, including a reasonable profit margin upon customer cancellation, for performance completed to date. Accordingly, we recognize revenue over time as we complete the manufacture of these products.
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
Service Revenue: Our service revenue is derived from professional services and supply chain services. Professional services include solution design, system installation, software automation and managed support services related to HPC and storage systems. Supply chain services include procurement, logistics, inventory management, temporary warehousing, kitting and packaging. While we take title to inventory under such arrangements, control of such inventory does not transfer to us as we do not, at any point, have the ability to direct the use, and thereby obtain the benefits, of the inventory. Service revenue also includes extended warranty, on-site services and subscriptions to our HPC environment.
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
Determining whether we are the principal or agent in these transactions requires significant judgment. This determination affects the amount of revenue we recognize; a principal recognizes revenues at the gross amount received for the goods and services, while an agent recognizes revenue at the net amount. The impact of this determination significantly impacts the amount of revenue and cost of sales we recognize.
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
A portion of our service revenue is from professional services, including installation and other services and hardware and software related support. Each contract may contain multiple performance obligations, which requires the transaction price to be allocated to each performance obligation. We allocate the consideration to each performance obligation based on the relative selling price, determined as the best estimate of the price at which we would transact if we sold the deliverable regularly on a stand-alone basis.
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
Based on our monetary assets and liabilities denominated in foreign currencies as of August 29, 2025 and August 30, 2024, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $2.7 million and $2.5 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of August 29, 2025, we had $100.0 million outstanding under the 2025 Credit Agreement. In addition, the 2025 Credit Facility under the 2025 Credit Agreement provides for additional borrowings of up to $300.0 million for a total commitment of $400.0 million. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2025 Credit Facility were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $4.0 million per year.
As of August 29, 2025, we had cash, cash equivalents and short-term investments of $453.8 million. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions and in short-duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or decreases in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

Item 8. Financial Statements and Supplementary Data

Penguin Solutions, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)

As of	August 29, 2025	August 30, 2024
Assets
Cash and cash equivalents	$453,754	$383,147
Short-term investments	—	6,337
Accounts receivable, net	307,904	251,743
Inventories	255,182	151,213
Other current assets	47,387	75,264
Total current assets	1,064,227	867,704
Property and equipment, net	92,603	106,548
Operating lease right-of-use assets	58,847	60,349
Intangible assets, net	87,754	121,454
Goodwill	145,895	161,958
Deferred tax assets	99,107	85,078
Other noncurrent assets	68,767	71,415
Total assets	$1,617,200	$1,474,506

Liabilities, Temporary Equity and Stockholders' Equity
Accounts payable and accrued expenses	$318,761	$219,090
Current debt	19,945	—
Deferred revenue	73,893	63,954
Other current liabilities	61,300	44,552
Total current liabilities	473,899	327,596
Long-term debt	441,893	657,347
Noncurrent operating lease liabilities	62,736	60,542
Other noncurrent liabilities	30,445	29,813
Total liabilities	1,008,973	1,075,298

Commitments and contingencies

Temporary equity
Preferred stock, $0.03 par value; authorized 30,000 shares; 200 shares of convertible preferred stock issued and outstanding as of August 29, 2025, redemption amount of $200,500; no shares issued or outstanding as of August 30, 2024	202,710	—

Penguin Solutions stockholders’ equity:
Common stock, $0.03 par value; authorized 200,000 shares; 62,756 shares issued and 52,738 shares outstanding as of August 29, 2025; 60,226 shares issued and 53,277 shares outstanding as of August 30, 2024	1,883	1,807
Additional paid-in capital	551,712	513,335
Retained earnings	46,709	29,985
Treasury stock, 10,018 shares and 6,949 shares held as of August 29, 2025 and August 30, 2024, respectively	(206,076)	(153,756)
Accumulated other comprehensive income	18	10
Total Penguin Solutions stockholders’ equity	394,246	391,381
Noncontrolling interest in subsidiary	11,271	7,827
Total stockholders' equity	405,517	399,208
Total liabilities, temporary equity and stockholders' equity	$1,617,200	$1,474,506
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Net sales:
Products	$1,072,738	$925,827	$1,192,890
Services	263,706	244,969	248,360
Related party	32,350	—	—
Total net sales	1,368,794	1,170,796	1,441,250
Cost of sales:
Products	863,136	722,634	916,005
Services	111,384	107,386	110,074
Total cost of sales	974,520	830,020	1,026,079
Gross profit	394,274	340,776	415,171

Operating expenses:
Research and development	79,801	81,537	90,565
Selling, general and administrative	238,177	233,880	260,722
Impairment of goodwill	16,063	—	19,092
Change in fair value of contingent consideration	—	—	29,000
Other operating expense	2,098	7,064	7,047
Total operating expenses	336,139	322,481	406,426
Operating income	58,135	18,295	8,745

Non-operating (income) expense:
Interest expense, net	7,305	28,378	36,421
Other non-operating expense	1,929	21,084	11,837
Total non-operating expense	9,234	49,462	48,258
Income (loss) before taxes	48,901	(31,167)	(39,513)

Income tax provision (benefit)	20,066	10,618	(49,203)
Net income (loss) from continuing operations	28,835	(41,785)	9,690
Net loss from discontinued operations	—	(8,148)	(195,384)
Net income (loss)	28,835	(49,933)	(185,694)
Net income attributable to noncontrolling interest	3,444	2,539	1,832
Net income (loss) attributable to Penguin Solutions	$25,391	$(52,472)	$(187,526)

Preferred stock dividends	8,667	—	—
Income available for distribution	16,724	(52,472)	(187,526)
Income allocated to participating securities	1,263	—	—
Net income (loss) available to common stockholders	$15,461	$(52,472)	$(187,526)

Basic earnings (loss) per share of common stock:
Continuing operations	$0.29	$(0.85)	$0.16
Discontinued operations	—	(0.15)	(3.94)
	$0.29	$(1.00)	$(3.78)
Diluted earnings (loss) per share of common stock:
Continuing operations	$0.28	$(0.85)	$0.15
Discontinued operations	—	(0.15)	(3.80)
	$0.28	$(1.00)	$(3.65)
Common stock used in per share calculations:
Basic	53,154	52,428	49,566
Diluted	54,368	52,428	51,322
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Net income (loss)	$28,835	$(49,933)	$(185,694)

Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	—	(6,352)	15,686
Cumulative translation adjustment reclassified to net income (loss)	—	212,321	—
Gain (loss) on investments	8	5	5
Comprehensive income (loss)	28,843	156,041	(170,003)
Comprehensive income attributable to noncontrolling interest	3,444	2,539	1,832
Comprehensive income (loss) attributable to Penguin Solutions	$25,399	$153,502	$(171,835)
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common		Preferred
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Stockholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 26, 2022	52,880	$1,586	—	$—	$448,112	$251,344	$(107,776)	$(221,655)	$371,611	$6,935	$378,546
Net income (loss)	—	—	—	—	—	(187,526)	—	—	(187,526)	1,832	(185,694)
Other comprehensive income (loss)	—	—	—	—	—	—	—	15,691	15,691	—	15,691
Shares issued under equity plans	4,662	140	—	—	42,904	—	—	—	43,044	—	43,044
Repurchase of shares	—	—	—	—	—	—	(24,671)	—	(24,671)	—	(24,671)
Purchase of 2029 Capped Calls	—	—	—	—	(15,090)	—	—	—	(15,090)	—	(15,090)
Settlement of 2026 Capped Calls	—	—	—	—	10,786	—	—	—	10,786	—	10,786
Stock-based compensation expense	—	—	—	—	40,813	—	—	—	40,813	—	40,813
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,009)	(2,009)
Adoption of ASU 2020-06	—	—	—	—	(50,822)	18,639	—	—	(32,183)	—	(32,183)
As of August 25, 2023	57,542	1,726	—	—	476,703	82,457	(132,447)	(205,964)	222,475	6,758	229,233
Net income (loss)	—	—	—	—	—	(52,472)	—	—	(52,472)	2,539	(49,933)
Other comprehensive income (loss)	—	—	—	—	—	—	—	205,974	205,974	—	205,974
Stock issued under equity plans	2,684	81	—	—	9,728	—	—	—	9,809	—	9,809
Repurchase of shares	—	—	—	—	—	—	(21,309)	—	(21,309)	—	(21,309)
Purchase of 2030 Capped Calls	—	—	—	—	(16,300)	—	—	—	(16,300)	—	(16,300)
Stock-based compensation expense	—	—	—	—	43,204	—	—	—	43,204	—	43,204
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,470)	(1,470)
As of August 30, 2024	60,226	1,807	—	—	513,335	29,985	(153,756)	10	391,381	7,827	399,208
Net income	—	—	—	—	—	25,391	—	—	25,391	3,444	28,835
Other comprehensive income (loss)	—	—	—	—	—	—	—	8	8	—	8
Stock issued under equity plans	2,530	76	—	—	8,728	—	—	—	8,804	—	8,804
Repurchase of shares	—	—	—	—	—	—	(52,320)	—	(52,320)	—	(52,320)
Stock-based compensation expense	—	—	—	—	41,176	—	—	—	41,176	—	41,176
Issuance of preferred stock	—	—	200	6	191,177	—	—	—	191,183	—	191,183
Preferred stock dividends	—	—	—	—	—	(8,667)	—	—	(8,667)	—	(8,667)
Preferred stock reclassified to Temporary equity	—	—	(200)	(6)	(202,704)	—	—	—	(202,710)	—	(202,710)
As of August 29, 2025	62,756	$1,883	—	$—	$551,712	$46,709	$(206,076)	$18	$394,246	$11,271	$405,517
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Year Ended	August 29, 2025	August 30, 2024	August 25, 2023
Cash flows from operating activities
Net income (loss)	$28,835	$(49,933)	$(185,694)
Net loss from discontinued operations	—	(8,148)	(195,384)
Net income (loss) from continuing operations	28,835	(41,785)	9,690
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	56,216	65,716	71,632
Amortization of debt issuance costs	3,493	3,724	4,064
Stock-based compensation expense	41,176	43,160	39,228
Impairment of goodwill	16,063	—	19,092
Change in fair value of contingent consideration	—	—	29,000
Loss on extinguishment debt	2,908	22,763	15,924
Deferred income taxes, net	(14,112)	(11,042)	(63,603)
Other	(2,293)	(2,689)	4,008
Changes in operating assets and liabilities:
Accounts receivable	(56,160)	(32,495)	162,515
Inventories	(101,610)	23,765	95,217
Other assets	7,653	9,098	6,767
Accounts payable and accrued expenses and other liabilities	131,014	54,306	(256,133)
Payment of acquisition-related contingent consideration	—	(29,000)	(73,724)
Net cash provided by operating activities from continuing operations	113,183	105,521	63,677
Net cash used for operating activities from discontinued operations	(4,099)	(28,336)	40,710
Net cash provided by operating activities	109,084	77,185	104,387

Cash flows from investing activities
Capital expenditures and deposits on equipment	(9,012)	(19,424)	(39,421)
Proceeds from sales and maturities of investment securities	66,361	39,395	—
Purchases of held-to-maturity investment securities	(59,066)	(19,503)	(25,015)
Purchases of non-marketable investments	—	(11,000)	(4,150)
Acquisition of business, net of cash acquired	—	—	(213,073)
Other	(1,660)	(1,272)	475
Net cash used for investing activities from continuing operations	(3,377)	(11,804)	(281,184)
Net cash provided by investing activities from discontinued operations	28,350	119,389	(17,385)
Net cash provided by investing activities	24,973	107,585	(298,569)

Cash flows from financing activities
Repayments of debt	(300,015)	(351,337)	(21,634)
Payments to acquire common stock	(52,320)	(21,309)	(24,671)
Payment of acquisition-related contingent consideration	—	(21,000)	(28,100)
Net cash paid for settlement and purchase of capped calls	—	(16,300)	(4,304)
Distribution to noncontrolling interest	—	(1,470)	(2,009)
Proceeds from debt	—	192,694	295,287
Proceeds from issuance of common stock	8,804	9,809	43,045
Payment of premium in connection with convertible note exchange	—	—	(14,141)
Payment of preferred stock cash dividends	(7,860)	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	191,182	—	—
Proceeds from borrowing under line of credit	100,000	—	—
Fees paid for revolving line of credit financing	(3,255)	—	—
Other	—	(582)	(6,252)
Net cash provided by (used for) financing activities from continuing operations	(63,464)	(209,495)	237,221
Net cash used for financing activities from discontinued operations	—	(606)	(805)
Net cash provided by (used for) financing activities	(63,464)	(210,101)	236,416

Effect of changes in currency exchange rates	—	(1,256)	4,765
Net increase (decrease) in cash, cash equivalents and restricted cash	70,593	(26,587)	46,999
Cash, cash equivalents and restricted cash at beginning of period	383,477	410,064	363,065
Cash, cash equivalents and restricted cash at end of period	$454,070	$383,477	$410,064

Cash, cash equivalents and restricted cash at end of period:
Continuing operations	$454,070	$383,477	$365,563
Discontinued operations	—	—	44,501
	$454,070	$383,477	$410,064
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except per share amounts)

Significant Accounting Policies
Basis of Presentation
U.S. Domestication: On June 30, 2025, we consummated the redomiciliation of the parent company of our corporate group, Penguin Solutions (Cayman), Inc., formerly known as Penguin Solutions, Inc., a Cayman Islands exempted company (“Penguin Solutions Cayman”), from the Cayman Islands to the State of Delaware in the United States, resulting in Penguin Solutions, Inc., a Delaware corporation (“Penguin Solutions Delaware”), becoming our publicly traded parent company (the “U.S. Domestication”). The U.S. Domestication was approved by the shareholders of Penguin Solutions Cayman and effected via a court-sanctioned scheme of arrangement under Cayman Islands law, pursuant to which each ordinary share of Penguin Solutions Cayman was exchanged for one share of common stock of Penguin Solutions Delaware, and each convertible preferred share of Penguin Solutions Cayman was exchanged for one share of convertible preferred stock of Penguin Solutions Delaware.
The accompanying consolidated financial statements include the accounts of Penguin Solutions Cayman and its consolidated subsidiaries prior to the consummation of the U.S. Domestication and the accounts of Penguin Solutions Delaware and its consolidated subsidiaries after the consummation of the U.S. Domestication, and have been prepared in accordance with accounting principles generally accepted in the United States of America. Unless stated otherwise or the context otherwise requires, references to “Penguin Solutions,” “we,” “us,” “our,” and the “Company” in the accompanying consolidated financial statements (i) for periods prior to the consummation of the U.S. Domestication refer to Penguin Solutions Cayman and its consolidated subsidiaries and (ii) for periods at or after the consummation of the U.S. Domestication refer to Penguin Solutions Delaware and its consolidated subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Company Name Change: On October 15, 2024, we changed our name from SMART Global Holdings, Inc. to Penguin Solutions, Inc. The change reflects our focus on key areas such as artificial intelligence (“AI”) infrastructure deployment, advanced memory enterprise solutions and high-performance computing (“HPC”).
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
Fiscal Year: Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2025, 2024 and 2023 contained 52, 53 and 52 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated.
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
Cash paid for interest, net of amounts capitalized, was $26.2 million, $47.7 million and $41.8 million for 2025, 2024 and 2023, respectively. Income taxes paid, net of refunds, were $34.5 million, $13.1 million and $35.5 million for 2025, 2024 and 2023, respectively.
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
Goodwill
We test goodwill for impairment in the fourth quarter of each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying value. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting the fair value of a reporting unit. In 2025 and 2023, we recorded aggregate goodwill impairment charges of $16.1 million and $19.1 million, respectively under the Penguin Edge reporting unit. No impairment was recognized in 2024. Other than these impairment charges, there has been no impairment of goodwill for any of our other reporting units. See “Intangible Assets and Goodwill.”

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
Intangible Assets
Intangible assets are stated at cost and amortized on a straight-line basis over their estimated useful lives of generally 5 to 19 years for technology, 6 to 8 years for customer relationships and 5 to 10 years for trademarks and trade names. Intangible assets are retired in the period they become fully amortized.
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
Noncancellable, nonrefundable customized product sales are recognized over time on a cost-incurred basis. In connection with these arrangements, customers obtain control and benefit from products as they are completed. The terms for these arrangements provide us with a legally enforceable right to receive payment, including a reasonable profit margin, upon customer cancellation for performance completed to date. Accordingly, we recognize revenue over time as we complete the manufacture of these products.
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
Service Revenue: Our service revenue is derived from professional services and supply chain services. Professional services include solution design, system installation, software automation and managed support services related to HPC and storage systems. Revenue from professional services and managed services is recognized based on the nature of the service and terms of the agreements based on the transfer of control. Design and system installations revenue is recognized upon completion of the services, whereas, managed support services and extended warranties revenue is recognized over-time as the services are provided. Supply chain services includes procurement, logistics, inventory management, temporary warehousing, kitting and packaging. While we take title to inventory under such arrangements, control of such inventory does not transfer to us as we do not, at any point, have the ability to direct the use, and thereby obtain the benefits, of the inventory. Revenue from supply chain services is recognized on a net basis as the service is provided to the customer. Revenue for these services is typically recognized at the point in time when the underlying goods are shipped to the customer.
Agent Services: We provide certain services on an agent basis, where we procure product, materials and services on behalf of our customers and then resell such product, materials or services to our customers. Gross amounts invoiced to customers in connection with these agent services include amounts related to the services performed by us in addition to the cost of the product, materials and services procured. However, only the amount related to the agent component is recognized as revenue in our results of operations. We generally recognize revenue for these procurement, logistics and inventory management services upon the completion and/or acceptance of such services, which typically occurs at the time of shipment of product to the customer. Amounts we invoice to customers for the cost of product, materials and services performed, which remain unpaid as of the end of a reporting period, are included in accounts receivable. Additionally, the cost of product and materials procured for customers under these agent services, which remain on hand as of the end of a reporting period, are included in inventories. Amounts in accounts receivable and inventories impact the determination of cash flows from operating activities.
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
Stock-Based Compensation
Stock-based compensation is measured at the grant date, based on the fair value of the award, and recognized as expense under the straight-line attribution method over the requisite service period. We account for forfeitures as they occur.
Treasury Shares
Treasury shares are carried at cost. When treasury shares are retired, any excess of the repurchase price paid over par value is allocated between additional capital and retained earnings.
Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Estimates and judgments are based on historical experience, forecasted events and various other assumptions. Significant items subject to such estimates and assumptions include business acquisitions and divestitures, income taxes, inventories, goodwill and intangible assets, property and equipment, revenue recognition and stock-based compensation. Actual results could differ from the estimates made by management.
Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate family members, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Preferred Stock Investment
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

Additionally, on the closing date of the SKT Investment, we and Astra AI Infra entered into an Investor Agreement (the “Investor Agreement”), and the Certificate of Designation relating to the Issued Cayman CPS (the “CPS Cayman Certificate of Designation”) became effective. The Investor Agreement and the CPS Cayman Certificate of Designation provided for certain rights and restrictions relating to the SKT Investment, including but not limited to board representation rights, pro rata rights, registration rights and consent rights, and standstill provisions, disposition restrictions and voting obligations.
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
Delaware Certificate of Designation for Convertible Preferred Stock
On June 27, 2025, in connection with the U.S. Domestication, Penguin Solutions Delaware executed and adopted a Certificate of Designation of Convertible Preferred Stock (the “CPS Delaware Certificate of Designation”) that sets forth the terms, rights and obligations of a series of 200,000 shares of preferred stock of Penguin Solutions Delaware, par value $0.03 per share, designated as convertible preferred stock (the “Issued CPS”). The principal attributes of the Issued Cayman CPS and the Issued CPS are substantially the same, with changes to give effect to requirements of Delaware law.
The Issued CPS have an initial liquidation preference of 1x. Shares of Issued CPS are not redeemable upon or repurchased upon the election of the holders of shares of Issued CPS and are only redeemable, at our option, in one installment upon notice, provided that no such notice shall be sent until at least five years after the date of the closing of the SKT Investment. The shares of Issued CPS vote together with the common stock, par value $0.03 per share, of Penguin Solutions, on an as-converted basis, and entitle the holder to receive dividends of six percent per annum, cumulative, payable quarterly in-kind or in cash at our option, subject to certain conditions.
The holder of shares of Issued CPS may convert the shares of Issued CPS into common stock at any time, provided that the Issued CPS may, at our option, automatically be converted into common stock on any date following the second anniversary of the closing of the SKT Investment upon which the volume-weighted average price of the common stock for any 15 consecutive trading day period equals or exceeds 150% of the then-applicable conversion price. The shares of Issued CPS are convertible into common stock at an initial conversion price of $32.81, subject to adjustment upon the occurrence of certain events. Holders of Issued CPS are also entitled to certain protective provisions.
For more details, refer to the CPS Delaware Certificate of Designation, filed as Exhibit 3.3 hereto, to the description of the Issued CPS contained in the description of the Registrant’s capital stock, filed as Exhibit 4.1 hereto, and to the information under the heading “Comparison of Rights of Cayman Islands Shareholders and Delaware Stockholders” in Penguin Solutions Cayman’s definitive proxy statement on Schedule 14A filed with the SEC on May 2, 2025.
Assumption and Amendment and Restatement of Equity Plans
Effective upon the completion of the U.S. Domestication, Penguin Solutions Delaware assumed Penguin Solutions Cayman’s equity incentive plans and all outstanding awards and rights thereunder and amended and restated each plan in the form of the Amended and Restated 2017 Stock Incentive Plan, the Amended and Restated 2021 Inducement Plan and the Amended and Restated 2018 Employee Stock Purchase Plan (together with any applicable predecessor plans, the “Incentive Plans”), to provide, among other things, that Penguin Solutions Delaware common stock will be issued, held, available for issuance or used to measure or satisfy benefits as appropriate under the Incentive Plans, in substitution for Penguin Solutions Cayman ordinary shares. The assumed awards and rights have substantially the same terms and conditions that applied prior to the consummation of the U.S. Domestication (including any applicable vesting and change in control provisions and the U.S. Domestication did not constitute a change in control for the purposes of such provisions).

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
A disposal group classified as held for sale is measured at the lower of its carrying amount or fair value less costs to sell. Accordingly, we evaluated the carrying value of the net assets of SMART Brazil (including $206.3 million recognized within stockholders’ equity related to the cumulative translation adjustment from SMART Brazil), estimated costs to sell and expected proceeds and concluded the net assets were impaired as of August 25, 2023. As a result, we recognized an impairment charge of $153.0 million in the fourth quarter of 2023 to write down the carrying value of the net assets of SMART Brazil. In addition, we concluded that the outside basis of SMART Brazil inclusive of any withholding taxes should be recognized upon the classification as held for sale as of August 25, 2023. Accordingly, we recognized withholding taxes on the expected capital gain and deferred tax liabilities of $28.6 million in 2023.
Assets and liabilities of SMART Brazil as of the November 29, 2023 disposal date and as of August 25, 2023 were as follows:

As of	November 29, 2023	August 25, 2023
Cash and cash equivalents	$40,927	$44,501
Accounts receivable, net	16,482	17,055
Inventories	26,103	25,877
Other current assets	17,800	17,732
Total current assets	101,312	105,165
Property and equipment, net	66,870	58,321
Operating lease right-of-use assets	6,912	5,213
Goodwill	19,856	20,668
Other noncurrent assets	27,490	34,243
Total assets	222,440	223,610
Impairment of SMART Brazil assets	(153,036)	(153,036)
Total assets, net of impairment	69,404	70,574

Accounts payable and accrued expenses	20,576	25,867
Current debt	3,872	4,006
Other current liabilities	1,023	1,030
Total current liabilities	25,471	30,903
Long-term debt	11,938	13,689
Noncurrent operating lease liabilities	5,686	4,614
Noncurrent deferred tax liabilities	28,564	28,564
Other noncurrent liabilities	93	—
Total liabilities	71,752	77,770

Net assets (liabilities) of discontinued operations	$(2,348)	$(7,196)

Reported as:
Current assets of discontinued operations		$70,574
Current liabilities of discontinued operations		77,770
Net assets (liabilities) of discontinued operations		$(7,196)

The following table presents the results of operations for SMART Brazil:

Year ended	August 30, 2024	August 25, 2023
Net sales	$55,159	$185,377
Cost of sales	50,560	184,016
Gross profit	4,599	1,361

Operating expenses:
Research and development	157	5,887
Selling, general and administrative	5,421	12,509
Other operating (income) expense	64	657
Total operating expenses	5,642	19,053
Operating income (loss)	(1,043)	(17,692)

Non-operating (income) expense:
Loss from divestiture of 81% interest in SMART Brazil	10,888	153,036
Interest (income) expense, net	(1,262)	(4,174)
Other non-operating (income) expense	138	996
Total non-operating (income) expense	9,764	149,858
Income (loss) before taxes	(10,807)	(167,550)
Income tax provision (benefit)	(2,659)	27,834
Net income (loss) from discontinued operations	$(8,148)	$(195,384)
Loss from Divestiture of SMART Brazil
The following table presents the calculation of the loss from the divestiture of an 81% interest in SMART Brazil:

Proceeds, less costs to sell and other expenses:
Consideration	$194,092
Costs to sell and other expenses	(4,150)
189,942

Basis in 81% interest in SMART Brazil:
Net assets of SMART Brazil	145,194
Cumulative translation adjustment (1)	212,397
357,591

Gain on revalue of 19% Retained Interest in SMART Brazil (2)	3,725
Pre-tax loss on divestiture of 81% interest in SMART Brazil	163,924
Income tax provision	26,580
Loss on divestiture of 81% interest in SMART Brazil	$190,504
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
(2)In connection with the transaction, we revalued our 19% Retained Interest in SMART Brazil based on the implied value for 100% of SMART Brazil, adjusted for lack of control premium. As of August 29, 2025, the carrying value of our remaining 19% interest in SMART Brazil was $37.8 million and was included in other noncurrent assets in the accompanying consolidated balance sheet as a non-marketable equity investment as of August 29, 2025.

Recognition Periods: The loss from the divestiture of an 81% interest in SMART Brazil was recognized as follows:

	Three Months Ended
	December 1, 2023	August 25, 2023	Total
Pre-tax loss on divestiture of 81% interest in SMART Brazil	$10,888	$153,036	$163,924
Income tax provision (benefit)	(1,984)	28,564	26,580
Loss on divestiture of 81% interest in SMART Brazil	$8,904	$181,600	$190,504
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Segment Reporting Disclosures, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The guidance is effective for the Company's annual periods beginning in 2025 and interim periods beginning in the first quarter of fiscal year 2026. The Company adopted the standard on August 29, 2025. See “Segment and Other Information.”
Recently Issued Accounting Standards

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Improvements to the Accounting for and Disclosure of Internal-Use Software, which replaces the previous stage-based model for capitalizing internal-use software development costs with a principles-based approach. Under the new guidance, capitalization begins when management authorizes and commits to funding a project and it is probable the project will be completed and used as intended. The ASU also incorporates website development guidance into ASC 350-40 and introduces the concept of “significant development uncertainty,” which, if present, would delay capitalization. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those years, with early adoption permitted at the beginning of an annual period. The new guidance may be applied prospectively, retrospectively, or using a modified prospective approach. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures, though we do not expect there to be a material impact.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses, as well as a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. This ASU also requires disclosure of the total amount of selling expenses and an entity’s definition of selling expenses. The amendments in this ASU are effective for us in 2028 for annual reporting and in 2029 for interim reporting, with early adoption permitted and may be applied prospectively or retrospectively. We do not expect ASU 2024-03 to have an impact on our financial position, results of operations and cash flows. We are currently evaluating the impact on our consolidated financial statement disclosures.
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

Cash and Investments
As of August 29, 2025 and August 30, 2024, all of our debt securities, the fair values of which approximated their carrying values, were classified as held to maturity. As of August 29, 2025, restricted cash, which is included in other noncurrent assets, was $0.3 million. Cash, cash equivalents and short-term investments were as follows:

	August 29, 2025		August 30, 2024
As of	Cash and Cash Equivalents	Short-term Investments	Cash and Cash Equivalents	Short-term Investments
Cash	$426,870	$—	$354,037	$—
Level 1:
Money market funds	26,884	—	29,110	—
U.S. Treasury securities	—	—	—	6,337
	$453,754	$—	$383,147	$6,337
Non-marketable Equity Investments
As of August 29, 2025 and August 30, 2024, other noncurrent assets included $53.0 million of non-marketable equity investments, which are accounted for under the measurement alternative at cost less impairment, if any. In the event an observable price change occurs in an orderly transaction for an identical or a similar investment, the carrying value of investments would be remeasured to fair value as of the date the observable transaction occurred, with any resulting gains or losses recorded in results of operations.
Accounts Receivable
In the third quarter of 2023, we entered into a trade accounts receivable sale program with a third-party financial institution to sell certain of our trade accounts receivable on a non-recourse basis pursuant to a factoring arrangement. This program allows us to sell certain of our trade accounts receivables up to $60.0 million. As of August 29, 2025, there have been no trade accounts receivables sold under this program.
Inventories

As of	August 29, 2025	August 30, 2024
Raw materials	$92,393	$75,514
Work in process	32,002	18,742
Finished goods	130,787	56,957
	$255,182	$151,213
As of August 29, 2025 and August 30, 2024, 21% and 14%, respectively, of total inventories were owned and held under our logistics services program.
Property and Equipment

As of	August 29, 2025	August 30, 2024
Equipment	$90,160	$89,848
Buildings and building improvements	69,245	70,462
Furniture, fixtures and software	46,784	48,027
Land	14,983	16,126
	221,172	224,463
Accumulated depreciation	(128,569)	(117,915)
	$92,603	$106,548

As of August 29, 2025 and August 30, 2024, depreciation expense for property and equipment was $20.6 million and $25.7 million, respectively.
Intangible Assets and Goodwill

	August 29, 2025		August 30, 2024
As of	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Technology	$144,445	$(83,375)	$142,539	$(58,948)
Customer relationships	33,000	(13,602)	72,500	(45,556)
Trademarks/trade names	15,786	(8,500)	27,964	(17,045)
	$193,231	$(105,477)	$243,003	$(121,549)
In 2025 and 2024, we capitalized $1.9 million and $1.4 million, respectively, for intangible assets, with weighted-average useful lives of 18.6 years and 18.2 years, respectively. Amortization expense for intangible assets was $35.6 million, $40.0 million and $45.1 million in 2025, 2024 and 2023, respectively. Amortization expense is expected to be $30.3 million for 2026, $29.7 million for 2027, $10.0 million for 2028, $6.1 million for 2029 and $5.4 million for 2030 and $6.2 million for 2031 and thereafter.
In connection with our acquisition of Stratus Technologies, we capitalized $3.9 million of in-process research and development related to next generation fault tolerant architecture. Amortization of this technology commenced in the second quarter of 2024.

Goodwill by segment	Advanced Computing	Integrated Memory	Total
Balance as of August 25, 2023
Gross	$166,330	$14,720	$181,050
Accumulated impairment losses	(19,092)	—	(19,092)
Carrying value	147,238	14,720	161,958
Balance as of August 30, 2024
Gross	166,330	14,720	181,050
Accumulated impairment losses	(19,092)	—	(19,092)
Carrying value	147,238	14,720	161,958
Impairment losses during the year-ended August 29, 2025	$(16,063)	$—	$(16,063)
Balance as of August 29, 2025
Gross	166,330	14,720	181,050
Accumulated impairment losses	(35,155)	—	(35,155)
Carrying value	$131,175	$14,720	$145,895
During the second quarter of 2023, we initiated a plan within our Advanced Computing segment pursuant to which we are winding down manufacturing and discontinuing the sale of products offered through our Penguin Edge business by approximately the end of calendar 2025. The Penguin Edge technology is becoming obsolete and is only sold to a small number of customers who we expect to phase out the technology. In each quarter of 2025, to assess the fair value of the Penguin Edge business and reporting unit for the purpose of goodwill impairment, we utilized a discounted cash flow model using assumptions for how a market participant would value the business based on expected future cash flows through the expected completion of the wind down. We used this valuation approach because there were no comparable transactions in the marketplace of a similar business being sold while in the process of winding down. Further, since the Penguin Edge business has no expansion or product initiatives, those expected future cash flows incorporated expected revenues, the costs associated with fulfilling customer contracts, and the costs associated with winding down the Penguin Edge business. In determining the fair value of the Penguin Edge business, it was our expectation that the business would continue to be profitable and generate positive free cash flow through the wind down of the business. We calculated the expected remaining cash flows based on existing contracts, future expected orders based on historical order volumes, and future expected orders identified through customer engagements for last-time buy planning, which were expected to fully consume all inventory on hand. Net estimated discounted cash flows were calculated by taking the total proceeds expected from sales, minus cash outflows for costs associated with fulfilling customer contracts, operating expenses, collection of receivables recognized as of August 29, 2025, and costs associated with the wind down of the Penguin Edge business. We assumed no capital expenditures because we are no longer investing in the business.

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

Based on our analysis, the fair value of the Penguin Edge business was determined to be lower than its carrying value, resulting in an impairment charge for the remaining goodwill balance of $16.1 million for the year-ended August 29, 2025. The goodwill impairments were recorded to align the carrying value of the Penguin Edge reporting unit with the fair value of the Penguin Edge reporting unit as of the end of the respective reporting periods. The goodwill impairment loss recognized reduced the Penguin Edge reporting unit’s carrying value to zero.
Accounts Payable and Accrued Expenses

As of	August 29, 2025	August 30, 2024
Accounts payable (1)	$267,498	$182,037
Salaries, wages and benefits	34,169	22,819
Income and other taxes	15,304	11,863
Other	1,790	2,371
	$318,761	$219,090
(1)Included accounts payable for property and equipment of $1.7 million and $0.4 million as of August 29, 2025 and August 30, 2024, respectively.
Debt

As of	August 29, 2025	August 30, 2024
Amended 2022 TLA	$—	$297,297
2030 Notes	193,906	192,778
2029 Notes	147,987	147,439
2026 Notes	19,945	19,833
2025 Loans	100,000	—
	461,838	657,347
Less current debt	(19,945)	—
Long-term debt	$441,893	$657,347
Credit Agreement
On February 7, 2022, Penguin Solutions Cayman and Penguin Solutions Corporation (formerly known as SMART Modular Technologies, Inc.) (collectively, the “Borrowers”) entered into a credit agreement (the “2022 Original Credit Agreement”) with a syndicate of banks and Citizens Bank, N.A., as administrative agent (the “Administrative Agent”) that provided for (i) a term loan credit facility in an aggregate principal amount of $275.0 million (the “2022 TLA”) and (ii) a revolving credit facility in an aggregate principal amount of $300.0 million (the “2022 Revolver”), in each case, maturing on February 7, 2027. The 2022 Original Credit Agreement provided that up to $35.0 million of the 2022 Revolver was available for issuances of letters of credit.
On August 29, 2022, the Borrowers entered into an amendment (the 2022 Original Credit Agreement, as amended by this amendment and subsequent amendments, the “2022 Amended Credit Agreement”) with and among the lenders party thereto and the Administrative Agent, which (i) provided for incremental term loans under the 2022 Amended Credit Agreement in an aggregate amount of $300.0 million (the “Incremental Term Loans” and together with the 2022 TLA, the “Amended 2022 TLA”), which Incremental Term Loans were on the same terms as the term loans incurred under the 2022 Original Credit Agreement, (ii) increased the maximum First Lien Leverage Ratio (as defined in the 2022 Amended Credit Agreement) financial covenant from 3.00:1.00 to 3.25:1.00 and (iii) increased the aggregate amount of unrestricted cash and permitted investments netted from the definitions of Consolidated First Lien Debt and Consolidated Net Debt under the 2022 Amended Credit Agreement from $100.0 million to $125.0 million.
Simultaneously with amending the 2022 Original Credit Agreement, the Borrowers applied a portion of the proceeds of the Incremental Term Loans to (i) finance a portion of the purchase price for the acquisition of Stratus Technologies and (ii) prepay in full the $101.8 million outstanding under the LED Earnout Note (as defined below). In connection with our prepayment of the LED Earnout Note, we recognized a gain of $0.8 million in the first quarter of 2023, which is included in other non-operating (income) expense in the accompanying consolidated statements of operations.
On June 24, 2025 (the “Refinancing Closing Date”), the Borrowers entered into a new Credit Agreement (the “2025 Credit Agreement”) by and among the Borrowers, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank.
The 2025 Credit Agreement provides for a revolving credit facility in an aggregate principal amount of $400.0 million (the “2025 Credit Facility” and the revolving loans thereunder, the “2025 Loans”), maturing on June 24, 2030. The 2025 Credit Agreement provides that up to $35.0 million of the 2025 Credit Facility is available for issuances of letters of credit.
On the Refinancing Closing Date, we borrowed $100.0 million under the 2025 Credit Facility, and simultaneously applied such proceeds, together with $200.0 million cash on hand, to repay in full all borrowings and terminate all commitments under the 2022 Amended Credit Agreement. Immediately prior to the repayment and termination of the 2022 Amended Credit Agreement, we had $300.0 million of principal outstanding under the Amended 2022 TLA, with unamortized issuance costs of $1.8 million and the effective interest rate was 7.17%, and no amounts outstanding under the 2022 Revolver, with unamortized issuance costs of $1.5 million. Following the extinguishment of the 2022 Amended Credit Agreement, we recognized a loss on extinguishment of $2.9 million.
Interest and Fees:
Under the 2025 Credit Agreement, 2025 Loans bear interest at a rate per annum equal to either, at our option, a Term Secured Overnight Financing Rate (“Term SOFR”) rate or a base rate, in each case plus an applicable margin based on the Total Leverage Ratio (as defined in the 2025 Credit Agreement) and ranges from 1.25% to 3.00% per annum with respect to Term SOFR borrowings and from 0.25% to 2.00% per annum with respect to base rate borrowings. In addition, we are required to pay a quarterly unused commitment fee at an initial rate of 0.25%, which may increase up to a rate of 0.35% based on certain Total Leverage Ratio levels specified in the 2025 Credit Agreement.
Security:
The 2025 Credit Agreement is jointly and severally guaranteed on a senior basis by certain subsidiaries of the Parent Borrower (as defined in the 2025 Credit Agreement) organized in the United States and the Cayman Islands. In addition, the 2025 Credit Agreement is secured by a pledge of the capital stock of, or equity interests in, certain subsidiaries of the Parent Borrower and by substantially all of the assets of certain subsidiaries of the Parent Borrower organized in the United States and the Cayman Islands.
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

The 2025 Credit Agreement also includes the following financial maintenance covenants tested on the final day of each fiscal quarter:
•First Lien Leverage Ratio (as defined in the 2025 Credit Agreement) of 3.25 to 1.00;
•Total Leverage Ratio of 4.50 to 1.00; provided, that in connection with any Material Acquisition (as defined in the 2025 Credit Agreement), at the election of the Borrowers, the maximum Total Leverage Ratio for the next four quarterly testing periods after such Material Acquisition has been consummated will be increased to 5.00 to 1.00; provided further, that (x) no more than two such elections may be made during the term of the 2025 Credit Agreement and (y) following the first such election, no subsequent election may be made unless the Total Leverage Ratio has been less than or equal to 4.50 to 1.00 as of the last day of at least two consecutive quarterly testing periods following the expiration of the first increase; and
•Interest Coverage Ratio (as defined in the 2025 Credit Agreement) of at least 3.00 to 1.00.

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
Other: As of August 29, 2025, there was $100.0 million outstanding under the 2025 Loans and unamortized issuance costs were $3.6 million.
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
Convertible Senior Notes Exchange
On January 18, 2023, we entered into separate, privately-negotiated exchange agreements with a limited number of holders of our 2026 Notes to exchange $150.0 million principal amount of the 2026 Notes for (i) $150.0 million in aggregate principal amount of new 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) and (ii) an aggregate of $15.6 million in cash, with such cash payment representing $14.1 million of premium paid for the 2026 Notes in excess of par value and $1.5 million of accrued and unpaid interest on the 2026 Notes (collectively, the “Exchange Transactions”). The 2029 Notes were issued pursuant to, and are governed by, an indenture (as supplemented, the “2029 Indenture”), dated as of January 23, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee.
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

2030 Notes
On August 6, 2024 and August 14, 2024, we issued $175.0 million and $25.0 million aggregate principal amount, respectively, of our 2.00% Convertible Senior Notes due 2030 (collectively, the “2030 Notes”) pursuant to, and governed by, an indenture (as supplemented, the “2030 Indenture”), dated August 6, 2024, between us and U.S. Bank Trust Company, National Association, as trustee.
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
The initial conversion rate of the 2030 Notes is 35.7034 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents an initial conversion price of approximately $28.01 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 2030 Indenture. Upon conversion, we are required to pay cash in an amount at least equal to the principal portion and have the option to settle any amount in excess of the principal portion in cash and/or shares of common stock.
Conversion Rights: Holders of the 2030 Notes may convert them under the following circumstances:
i.during any fiscal quarter commencing after the fiscal quarter ended on November 29, 2024 (and only during such fiscal quarter) if the last reported sale price per share of common stock exceeds 130% of the conversion price for at least 20 trading days, whether or not consecutive, in the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter;
ii.during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “2030 Notes Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the 2030 Notes Measurement Period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day;
iii.upon the occurrence of certain corporate events or distributions on our common stock, as provided in the 2030 Indenture;
iv.if we call the 2030 Notes for redemption; and
v.on or after February 15, 2030 until the close of business on the second scheduled trading day immediately before the 2030 Maturity Date.
Cash Redemption at Our Option: We have the right to redeem the 2030 Notes, in whole or in part, at our option at any time, and from time to time, on or after August 20, 2027 and on or before the 31st scheduled trading day immediately before the 2030 Maturity Date, at a cash redemption price equal to the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the 2030 Notes are “freely tradable” (as defined in the 2030 Indenture) and all accrued and unpaid additional interest, if any, has been paid in full as of the date we send the related redemption notice, and if the last reported per share sale price of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the redemption notice date for such redemption and (ii) the trading day immediately before the date we send such notice. In addition, we have the right to redeem all, but not less than all, of the 2030 Notes if certain changes in tax law occur. Calling any 2030 Note for redemption will constitute a make-whole fundamental change with respect to such note, in which case the conversion rate applicable to the conversion of such note will be increased in certain circumstances if it is converted after it is called for redemption.
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

The initial conversion rate of the 2029 Notes is 47.1059 shares of common stock per $1,000 principal amount of the 2029 Notes, which represents an initial conversion price of approximately $21.23 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 2029 Indenture. Upon conversion, we are required to pay cash in an amount at least equal to the principal portion and have the option to settle any amount in excess of the principal portion in cash and/or common stock.
Conversion Rights: Holders of the 2029 Notes may convert them under the following circumstances:
i.during any fiscal quarter commencing after the fiscal quarter ended on May 26, 2023 (and only during such fiscal quarter) if the last reported sale price per share of common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter;
ii.during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “2029 Notes Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the 2029 Notes Measurement Period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day;
iii.upon the occurrence of certain corporate events or distributions on our common stock, as provided in the 2029 Indenture;
iv.if we call the 2029 Notes for redemption; and
v.on or after August 1, 2028 until the close of business on the second scheduled trading day immediately before the 2029 Maturity Date.
Cash Redemption at Our Option: We have the right to redeem the 2029 Notes, in whole or in part, at our option at any time, and from time to time, on or after February 6, 2026 and on or before the 40th scheduled trading day immediately before the 2029 Maturity Date, at a cash redemption price equal to the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any, but only if the last reported per share sale price of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the redemption notice date for such redemption and (ii) the trading day immediately before the date we send such notice. In addition, we have the right to redeem all, but not less than all, of the 2029 Notes if certain changes in tax law occur. Calling any 2029 Note for redemption will constitute a make-whole fundamental change with respect to such note, in which case the conversion rate applicable to the conversion of such note will be increased in certain circumstances if it is converted after it is called for redemption.
2026 Notes
In February 2020, we issued $250.0 million in aggregate principal amount of 2026 Notes. The 2026 Notes are general unsecured obligations, bear interest at an annual rate of 2.25% per year, payable semi-annually on February 15 and August 15, and mature on February 15, 2026 (the “2026 Maturity Date”), unless earlier converted, redeemed or repurchased. The 2026 Notes are governed by an indenture (as supplemented, the “2026 Indenture” and, together with the 2030 Indenture and the 2029 Indenture, the “Indentures”) between us and U.S. Bank Trust Company National Association, as trustee. After the effect of the share dividend paid in the second quarter of 2022, the conversion rate of the 2026 Notes is 49.2504 shares of common stock per $1,000 principal amount of notes, which represents a conversion price of approximately $20.30 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 2026 Indenture. On January 18, 2023, we exchanged $150.0 million principal amount of 2026 Notes for $150.0 million principal amount of new 2029 Notes. As a result, as of August 30, 2024, $100.0 million in aggregate principal amount of 2026 Notes were outstanding. On August 6, 2024, we repurchased $80.0 million aggregate principal amount of our 2026 Notes for $100.6 million cash (including payment for accrued interest) in privately-negotiated transactions. As of August 29, 2025, $20.0 million in aggregate principal amount of 2026 Notes were outstanding. See “Repurchase of Convertible Senior Notes” and “Convertible Senior Notes Exchange.”
First Supplemental Indenture to Indenture Governing the 2026 Notes: On August 26, 2022, Penguin Solutions entered into the First Supplemental Indenture (the “2026 First Supplemental Indenture”) to the 2026 Indenture governing the 2026 Notes. The 2026 First Supplemental Indenture became effective on August 27, 2022. Pursuant to the 2026 First Supplemental Indenture, Penguin Solutions irrevocably elected (i) to eliminate Penguin Solutions’ option to elect Physical Settlement (as defined in the 2026 Indenture) on any conversion of the 2026 Notes that occurs on or after the date of the 2026 First Supplemental Indenture and (ii) with respect to any

Combination Settlement (as defined in the 2026 Indenture) for a conversion of the 2026 Notes, the Specified Dollar Amount (as defined in the 2026 Indenture) that will be settled in cash per $1,000 principal amount of the 2026 Notes shall be no lower than $1,000. As a result of our election, upon conversion, we are required to pay cash in an amount at least equal to the principal portion. We will settle any amount in excess of principal with respect to conversions of the 2026 Notes in common stock.
Conversion Rights: Holders of the 2026 Notes may convert them under the following circumstances:
i.during any fiscal quarter commencing after the fiscal quarter ended on May 28, 2020 (and only during such fiscal quarter) if the last reported sale price per share of common stock exceeds 130% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter;
ii.during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “2026 Notes Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the 2026 Notes Measurement Period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day;
iii.upon the occurrence of certain corporate events or distributions on our common stock, as provided in the 2026 Indenture;
iv.if we call the 2026 Notes for redemption; and
v.on or after August 15, 2025 until the close of business on the second scheduled trading day immediately before the 2026 Maturity Date.
Cash Redemption at Our Option: We have the right to redeem the 2026 Notes, in whole or in part, at our option at any time, and from time to time, on or after February 21, 2023 and on or before the 40th scheduled trading day immediately before the 2026 Maturity Date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any. However, the repurchase right is only applicable if the last reported per share sale price of our common stock exceeds 130% of the conversion price on each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately before the redemption notice date for such redemption. In addition, we have the right to redeem all, but not less than all, of the 2026 Notes if certain changes in tax law occur. Calling any 2026 Note for redemption will constitute a make-whole fundamental change with respect to such note, in which case the conversion rate applicable to the conversion of such note will be increased in certain circumstances if it is converted after it is called for redemption.
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
Make-Whole Fundamental Change
Upon the occurrence of a “make-whole fundamental change” (as defined in each of our convertible note indentures), we will in certain circumstances increase the conversion rate for a specified period of time. In addition, upon the occurrence of a “fundamental change” (as defined in each of our convertible note indentures), holders of the notes may require us to repurchase their notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of fundamental change includes certain business combination transactions and certain de-listing events with respect to our common stock.
Ordinary Share Change Event and 2025 Supplemental Indentures
The consummation of the U.S. Domestication on June 30, 2025 and the transactions associated therewith constituted an “Ordinary Share Change Event” (as defined in each of the Indentures) pursuant to the terms of the

Indentures. As a result, noteholders had a 35-trading-day window, beginning on June 30, 2025, where such noteholders had the option to convert their convertible senior notes pursuant to the terms of the Indentures.

On June 30, 2025, immediately following the consummation of the U.S. Domestication, Penguin Solutions Delaware entered into that certain (i) Second Supplemental Indenture, dated as of June 30, 2025 (the “2026 Second Supplemental Indenture”), by and among Penguin Solutions Delaware, Penguin Solutions Cayman and U.S. Bank Trust Company, National Association, a national banking association organized under the laws of the United States of America, as trustee (in such capacity, the “Trustee”), to the 2026 Indenture; (ii) First Supplemental Indenture, dated as of June 30, 2025 (the “2029 First Supplemental Indenture”), by and among Penguin Solutions Cayman, Penguin Solutions Delaware and the Trustee, to the 2029 Indenture; and (iii) First Supplemental Indenture, dated as of June 30, 2025 (the “2030 First Supplemental Indenture,” and together with the 2026 Second Supplemental Indenture and the 2029 First Supplemental Indenture, the “2025 Supplemental Indentures”), by and among Penguin Solutions Cayman, Penguin Solutions Delaware and the Trustee, to the 2030 Indenture.

In connection with the U.S. Domestication and the associated “Ordinary Share Change Event” under each Indenture, the 2025 Supplemental Indentures entered into as described in the foregoing paragraph provide that (i) our convertible senior notes will, in each case, be fully and unconditionally guaranteed by Penguin Solutions Delaware and (ii) Penguin Solutions Cayman will satisfy its conversion obligations under the convertible senior notes by paying or delivering, as applicable and in accordance with the terms of the Indentures, either (x) solely cash or (y) a combination of cash and common stock of Penguin Solutions Delaware, together, if applicable, with cash in lieu of fractional shares of common stock. Pursuant to the terms of the Supplemental Indentures, Penguin Solutions Delaware agreed to deliver such common stock when issuable under the applicable Indentures.

Convertible Senior Note Interest
Unamortized debt issuance costs are amortized over the terms of our 2026 Notes, 2029 Notes and 2030 Notes using the effective interest method. As of August 29, 2025 and August 30, 2024, the effective interest rate for our 2026 Notes was 2.83%. As of August 29, 2025 and August 30, 2024, the effective interest rate for our 2029 Notes was 2.40%. As of August 29, 2025, the effective interest rate for our 2030 Notes was 2.65%. Aggregate interest expense for our convertible notes consisted of contractual stated interest and amortization of issuance costs and included the following:

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Contractual stated interest	$7,430	$5,470	$5,397
Amortization of debt issuance costs	1,788	1,167	1,160
	$9,218	$6,637	$6,557
LED Earnout Note
Part of our consideration for the acquisition of the Optimized LED business was the possibility of an earnout payment of up to $125.0 million based on the revenue and gross profit performance of the Optimized LED business in Cree’s first four full fiscal quarters following the closing, with a minimum payment of $2.5 million. In the third quarter of 2022, we issued an unsecured promissory note to Cree for this earnout in the amount of $101.8 million (the “LED Earnout Note”). The LED Earnout Note bore interest at LIBOR plus 3.0%, payable quarterly, and was scheduled to mature on March 27, 2025. In the first quarter of 2023, and substantially simultaneously with entering into the First Amendment, we repaid in full the $101.8 million outstanding under the LED Earnout Note. In connection with our prepayment of the LED Earnout Note, we recognized a gain of $0.8 million in the first quarter of 2023, which is included in other non-operating income in the accompanying consolidated statements of operations.

Maturities of Debt
As of August 29, 2025, maturities of debt were as follows:

2026	$20,000
2027	—
2028	—
2029	150,000
2030	300,000
2031 and thereafter	—
Less unamortized debt issuance costs	(8,162)
$461,838
Leases
We have operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Fixed lease cost	$11,486	$12,894	$16,574
Variable lease cost	2,433	1,834	1,386
Short-term lease cost	1,903	2,086	2,266
	$15,822	$16,814	$20,226
Cash flows used for operating activities included payments for operating leases of $8.0 million, $9.0 million and $7.7 million in 2025, 2024 and 2023, respectively. Acquisitions of right-of-use assets were $10.5 million, $2.3 million and $10.8 million in 2025, 2024 and 2023, respectively.
As of August 29, 2025 and August 30, 2024, the weighted-average remaining lease term for our operating leases was 9.0 years and 10.1 years, respectively, and the weighted-average discount rate was 6.1% respectively. Certain of our operating leases include one or more options to extend the lease term for periods from two to five years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms.
As of August 29, 2025, minimum payments of lease liabilities were as follows:

2026	$9,687
2027	9,615
2028	9,606
2029	9,665
2030	9,835
2031 and thereafter	43,812
92,220
Less imputed interest	(23,734)
Present value of total lease liabilities	$68,486
Commitments and Contingencies
Commitments
As of August 29, 2025, we had commitments of $25.5 million for purchase obligations, a substantial majority of which will be due within one year. Purchase obligations include payments for the acquisition of inventories, property and equipment and other goods or services of either a fixed or minimum quantity.

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
Contingencies
From time to time, we may be involved in legal matters that arise in the normal course of business. Litigation in general, and intellectual property, employment and stockholder litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made.

Temporary Equity
Convertible Preferred Stock
On December 13, 2024, we closed the SKT Investment. Pursuant to the terms of the SKT Purchase Agreement, we sold to Astra AI Infra 200,000 Issued Cayman CPS at a price of $1,000 per share or an aggregate price of $200.0 million.
At the time of issuance, we evaluated the terms and conditions of the Issued Cayman CPS. Based on this evaluation, we determined that the Issued Cayman CPS did not contain redemption features that were outside the Company’s control and therefore initially classified the Issued Cayman CPS as permanent equity within the consolidated balance sheet.
On June 30, 2025, we completed the U.S. Domestication, at which time each ordinary share of Penguin Solutions Cayman was exchanged for one share of common stock of Penguin Solutions Delaware, and each convertible preferred share of Penguin Solutions Cayman was exchanged for one share of convertible preferred stock of Penguin Solutions Delaware. In connection with this event, we reassessed the classification of the Issued CPS.

The terms of the Issued CPS are substantially the same as those of the Issued Cayman CPS. However, the Cayman governing documents included protective provisions that set forth the Company's ability to solely control redemption features. These provisions are not explicitly included in the Company's amended and restated certificate of incorporation or the CPS Delaware Certificate of Designation. The Company evaluated the absence of these provisions in the Delaware governing documents and determined that the CPS should be classified as temporary equity beginning June 30, 2025. Accordingly, the Issued CPS was reclassified to temporary equity effective June 30, 2025.

In accordance with SEC guidance on redeemable equity securities, we reclassified the Issued CPS out of permanent equity at its fair value as of the date of the U.S. Domestication. The reclassification resulted in an adjustment to additional paid-in capital, representing the difference between the historical carrying amount and the fair value at the reclassification date. This adjustment had no impact on the Company’s net income, comprehensive income, or cash flows.

As of June 30, 2025, we recorded $202.7 million of Issued CPS within temporary equity on the consolidated balance sheet. As of August 29, 2025, we did not adjust the carrying values of the Issued CPS to the redemption values of such shares because a deemed liquidation event did not occur and the shares were not probable of becoming redeemable in the future as of the consolidated balance sheet date.

Amended and Restated Investor Agreement
On June 30, 2025, effective upon consummation of the U.S. Domestication, Penguin Solutions Delaware assumed the Investor Agreement from Penguin Solutions Cayman and Penguin Solutions Delaware and SKT amended and restated the Investor Agreement such that the rights and restrictions relating to SKT’s beneficial ownership of the Issued Cayman CPS in place prior to the U.S. Domestication apply in respect of SKT’s holdings of Issued CPS following consummation of the U.S. Domestication.

Delaware Certificate of Designation for Convertible Preferred Stock
On June 27, 2025, in connection with the U.S. Domestication, Penguin Solutions Delaware executed and adopted the CPS Delaware Certificate of Designation that sets forth the terms, rights and obligations of the Issued CPS. The principal attributes of the Issued Cayman CPS and the Issued CPS are substantially the same, subject to changes to give effect to requirements of Delaware law. Refer to the Certificate of Designation of Penguin Solutions, Inc., effective as of June 27, 2025, filed as Exhibit 3.3 hereto, to the description of the Issued CPS contained in the description of the Registrant’s capital stock, filed as Exhibit 4.1 hereto, and to the information under the heading “Comparison of Rights of Cayman Islands Shareholders and Delaware Stockholders” in Penguin Solutions Cayman’s definitive proxy statement on Schedule 14A filed with the SEC on May 2, 2025.
Conversion
A holder of Issued CPS may convert such holder’s Issued CPS into common stock at any time, provided that the shares of Issued CPS may, at our option, automatically be converted into common stock on any date following the second anniversary of the closing of the SKT Investment upon which the volume-weighted average price of the common stock for any fifteen consecutive trading day period equals or exceeds 150% of the then-applicable conversion price. The shares of Issued CPS are convertible into common stock at an initial conversion price of $32.81, subject to customary adjustment upon the occurrence of certain events (including share subdivision and consolidation, certain dividends and distributions, and any reclassification or share exchange).

Dividends
The shares of Issued CPS entitle the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option, subject to certain conditions, including a stock issuance limitation. In 2025, we declared $8.7 million of preferred dividends, with $7.9 million paid in cash in 2025,and $0.5 million of accrued preferred dividends as of as of August 29, 2025.

Liquidation Preference
In case of a Liquidation Trigger Event (as defined in the CPS Delaware Certificate of Designation), each holder of Issued CPS will be entitled to receive, in preference to holders of common stock, the greater of (i) the original issue price plus accrued but unpaid dividends (whether or not declared) to the date of the applicable Liquidation Trigger Event to the extent such accrued but unpaid dividends are not compounded dividends as of such time and (ii) the amount such holder of Issued CPS would receive had such holder, immediately prior to such Liquidation Trigger Event, converted the shares of Issued CPS into shares of common stock. The liquidation preference associated with the Issued CPS was $1,000 per share at August 29, 2025.

Voting Rights
Except as specified under applicable law, each holder of Issued CPS will be entitled to vote or consent as a single class with the holders of common stock on all matters submitted for a vote of or consent by holders of common stock, such number of votes equal to the largest number of whole shares of common stock in which all Issued CPS held of record by such holder could then be converted.

Director Designation Rights
SKT (through Astra AI Infra) is entitled to nominate one director if the total number of directors of the Company is eleven or less, and two directors if the total number of directors of the Company is twelve or more, to be elected or appointed to the Board of Directors of the Company (any such director, an “Investor Designee”). The right to nominate an Investor Designee continues until such time as SKT and its subsidiaries and affiliates (including Astra

AI Infra) beneficially own less than five percent of the common stock then issued and outstanding (calculated on a fully-diluted basis) directly or by holding Issued CPS.

Company Redemption Rights

Holders of Issued CPS do not have pre-emptive, subscription, or redemption rights. We may repurchase the Issued CPS in one installment upon notice to the holders of Issued CPS, provided that no such notice shall be sent until at least five years after the date of the closing of the SKT Investment.

Equity
Penguin Solutions Stockholders’ Equity
Common Stock Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million stock repurchase authorization (the “2022 Authorization”), under which we may repurchase our outstanding common stock from time to time through open market repurchases, privately-negotiated transactions or otherwise. On each of January 8, 2024 and October 6, 2025, the Audit Committee of the Board of Directors approved additional $75.0 million stock repurchase authorizations (the “2024 Authorization” and “2025 Authorization,” respectively, and together with the 2022 Authorization, the “Current Authorizations”). The Current Authorizations, which consists solely of amounts approved pursuant to the 2024 Authorization and 2025 Authorization as all amounts under the 2022 Authorization have been utilized, has no expiration date but may be suspended or terminated by the Board of Directors at any time. In 2025, 2024 and 2023, we repurchased 2.5 million, 0.9 million and 0.5 million shares, respectively, for $41.2 million, $13.9 million and $8.4 million, respectively, under the 2022 and 2024 Authorizations. As of August 29, 2025, an aggregate of $36.5 million remained available for the repurchase of our common stock under the 2024 Authorization. Certain of our agreements, including the 2025 Credit Agreement and the Certificate of Designation, contain restrictions that limit our ability to repurchase our common stock.
Other Stock Repurchases
Common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as common stock repurchases. In 2025, 2024 and 2023, we repurchased 597 thousand, 377 thousand and 506 thousand shares of common stock as payment of withholding taxes for $11.1 million, $7.4 million and $10.9 million, respectively.
In connection with the Exchange Transactions in the second quarter of 2023, we repurchased 326 thousand shares of common stock for $5.4 million. See “Debt – Convertible Senior Notes – Convertible Senior Notes Exchange.”
Capped Calls
In connection with our convertible notes, we have entered into privately-negotiated capped call transactions, which are intended to reduce the effect of potential dilution upon conversion of our convertible notes. The capped calls associated with the 2026 Notes provide for our receipt of shares from the counterparties if the trading price of our common stock is above the strike price on the expiration date of the capped calls. The capped calls associated with the 2029 Notes and 2030 Notes provide for our receipt of cash or shares, at our election, from counterparties if the trading price of our common stock is above the strike price on the expiration date. The capped calls are subject to anti-dilution adjustments substantially similar to those applicable to the corresponding convertible notes. The cost of capped calls, which are considered capital transactions, were recognized as decreases to additional paid-in capital.
Capped calls are separate transactions, each between the Company and the counterparties to the various capped calls, and are not part of the terms of any of the convertible notes and do not affect any holder’s rights under the convertible notes or related indentures. Holders of any of the convertible notes do not have any rights with respect to any of the capped calls.
As of August 29, 2025, the dollar value of cash or common stock that we would receive from our outstanding capped calls upon their expiration dates range from $0, if the trading price of our common stock is at or below the strike prices for each of the capped calls at expiration, to $158.4 million, if the trading price of our common stock is at or above the cap prices for each of the capped calls. Settlement of a capped call prior to its expiration date may be for an amount different than the value at expiration. The following table presents information related to outstanding capped calls as of August 29, 2025:

	Expiration Date	Strike Price	Cap Price	Shares	Maximum Value at Expiration
2026 Capped Calls	February 15, 2026	$20.3044	$27.0725	4,925	$33,333
2029 Capped Calls	February 1, 2029	$21.2288	$29.1375	7,066	55,883
2030 Capped Calls	August 15, 2030	$28.0085	$37.7038	7,141	69,231
				19,132	$158,447
As part of the Exchange Transactions, we settled a portion of the 2026 Capped Calls in a notional amount of $150.0 million, equal to the amount of the 2026 Notes exchanged. In connection therewith, we received cash of $10.8 million, which was recognized as an increase in additional paid-in capital in the second quarter of 2024.
Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) by component for 2025 were as follows:

Gains (Losses) on Investments
As of August 30, 2024	$10

Other comprehensive income (loss) before reclassifications	18
Reclassifications out of accumulated other comprehensive income	—
Other comprehensive income (loss)	18
As of August 29, 2025	$28
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

Fair Value Measurements

	August 29, 2025		August 30, 2024
As of	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative financial instruments	$4,223	$4,223	$3,929	$3,929

Liabilities:
Amended 2022 TLA	$—	$—	$300,015	$297,297
2030 Notes	224,048	193,906	199,160	192,778
2029 Notes	197,363	147,987	178,760	147,439
2026 Notes	25,713	19,945	23,918	19,833
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
Equity Plans
Our Amended and Restated 2017 Stock Incentive Plan (the “2017 Plan”) provides for the issuance of equity awards to our employees, directors and consultants. Such awards include both incentive and non-qualified options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based awards, such as performance-based restricted stock awards (“PRSAs”) and performance-based restricted stock units (“PSUs”). As of August 29, 2025, 4.8 million of our common stock were available for issuance under the 2017 Plan.
Our Amended and Restated 2021 Stock Inducement Plan (the “Inducement Plan”) provides for the issuance of equity awards to provide inducements for certain individuals to enter into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Marketplace Rules, and to motivate such persons to contribute to, and to enable them to share in, any long-term growth and financial success we may experience. Such awards include options, stock appreciation rights, RSAs, RSUs and performance-based awards such as PRSAs and PSUs. As of August 29, 2025, 1.9 million of our common stock were available for issuance under the Inducement Plan.
Our Amended and Restated 2018 Employee Stock Purchase Plan (“ESPP”) has been offered to substantially all employees since April 2018 and generally permits eligible employees to purchase our common stock through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. As of August 29, 2025, 2.0 million shares of our common stock were available for issuance under the ESPP.
Options and RSUs generally vest over a period of four years, and options generally have a ten-year term.
The disclosures related to our restricted awards, stock options and employee stock purchase plan include both our continuing and discontinued operations.

Restricted Stock Awards and Restricted Stock Units Awards (“Restricted Awards”)

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of August 30, 2024	4,199	$21.12	$87,006
Granted	2,137	$18.85
Vested	(1,803)	$20.91
Forfeited and cancelled	(689)	$19.15
Outstanding as of August 29, 2025	3,844	$21.49	$93,751
Restricted Award activity was as follows:

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Restricted awards granted	2,137	2,085	2,579
Weighted-average grant date fair value per share	$18.85	$22.96	$17.77
Aggregate vesting date fair value of shares vested	$33,911	$36,286	$31,686
Restricted Awards include grants with service, performance and/or market conditions with restrictions that generally lapse after a three- to four-year service period. Awards with market conditions are based on either the Company’s stock price or the Company’s total stockholder return relative to companies included in a market index. For awards with market conditions, the number of shares that will vest will vary between 0% and 200% of target amounts, depending upon the Company’s achievement level over the specified performance period. The fair value of awards with market conditions were fixed at the grant date using a Monte Carlo simulation analysis and were based on significant inputs not observable in the market.
As of August 29, 2025, total unrecognized compensation costs for unvested Restricted Awards was $68.3 million, which was expected to be recognized over a weighted-average period of 2 years, 6 months, 18 days.
Stock Options
As of August 29, 2025, there were 0.5 million stock options outstanding, which are generally exercisable in increments of either one-fourth or one-third per year beginning one year from the date of grant. Stock options generally expire seven to ten years from the date of grant. The total intrinsic value for options exercised was $2.3 million, $2.6 million and $19.9 million in 2025, 2024 and 2023, respectively.

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of August 30, 2024	724	$12.72	4.33	$5,911
Granted	—	$—
Exercised	(197)	$9.95
Forfeited and cancelled	(5)	$16.09
Outstanding as of August 29, 2025	522	$13.74	3 years, 3 months, 29 days	$5,426

Exercisable as of August 29, 2025	522	$13.74	3 years, 3 months, 29 days	$5,426
The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. The expected volatility is based on the historical volatilities of the common stock of comparable publicly traded companies. The expected term of options granted represents the weighted-average period of time that options granted are expected to be outstanding. We apply the simplified approach in which the expected term is the mid-

point between the vesting date and the expiration date. The risk-free interest rate is based on the average U.S. Treasury yield curve at the end of the quarter in which the option was granted.
As of August 29, 2025, there were no unrecognized compensation costs for unvested options.
Employee Stock Purchase Plan
The purchase price of shares under our ESPP is equal to 85% of the lower of the fair market value of our common stock on either the first or last day of each offering period, which is generally six months. Compensation expense is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes option valuation model and is recognized over the offering period. Under the ESPP, employees purchased 529 thousand shares of common stock for $6.8 million in 2025, 584 thousand shares for $6.8 million in 2024 and 602 thousand shares for $6.6 million in 2023.
Stock-Based Compensation Expense
Stock-based compensation expense for our continuing operations was as follows:

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Stock-based compensation expense by caption:
Cost of sales	$6,136	$7,113	$6,334
Research and development	6,300	7,120	6,016
Selling, general and administrative	28,740	28,927	26,878
	$41,176	$43,160	$39,228
Income tax benefits for stock-based awards were $5.9 million, $6.6 million and $6.7 million in 2025, 2024 and 2023, respectively.
Employee Savings and Retirement Plan
We have a 401(k) retirement plan under which U.S. employees may make contributions, subject to Internal Revenue Service annual contribution limits, to various savings alternatives, none of which include direct investment in the Company’s common stock. We may make matching contributions, which vest immediately, at our discretion. Contribution expense for our 401(k) plan was $4.7 million, $3.9 million and $4.6 million in 2025, 2024 and 2023, respectively.
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

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Cost of materials and services invoiced in connection with logistics services	$893,715	$518,685	$765,796

Customer Contract Balances

As of	August 29, 2025	August 30, 2024
Contract assets (1)	$1,929	$1,801

Contract liabilities: (2)
Deferred revenue	$89,943	$76,178
Customer advances	21,525	6,036
	$111,468	$82,214
(1)Contract assets are included in other current and noncurrent assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customers are expected to take control of the asset or receive the benefit of the service.
Contract assets represent amounts recognized as revenue for which we do not have the unconditional right to consideration.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of August 29, 2025, we expect to recognize revenue of $73.9 million of the balance of $89.9 million in the next 12 months and the remaining amount thereafter. In 2025, we recognized revenue of $63.1 million from satisfying performance obligations related to amounts included in deferred revenue as of August 30, 2024. In addition, as of August 29, 2025, other current liabilities included $15.3 million that is not included in the above remaining performance obligations. While this liability relates to amounts received from customers in connection with arrangements that are cancellable at the customer’s discretion, we have not had to refund any such amounts to our customers in the periods presented.
Customer advances represent amounts received from customers for advance payments to secure product. In 2025, we recognized revenue of $0.5 million from satisfying performance obligations related to amounts included in customer advances as of August 30, 2024.
As of August 29, 2025 and August 30, 2024, other current liabilities included $17.7 million and $12.2 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In recent periods, we executed plans that included the elimination of certain projects across our businesses, which resulted in workforce reductions. In connection therewith, we recorded restructuring charges of $2.1 million and $7.1 million in the first year months of 2025 and 2024, respectively, consisting solely of employee severance costs and other benefits, reflected in Other Operating (Income) Expense in the Consolidated Statements of Operations. These charges were primarily concentrated in the period management defined, committed, and communicated the plan, and therefore, they were accrued and recorded in the respective period announced. We anticipate there will be additional restructuring activities in future quarters, for which we will record additional charges.
The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above:

As of August 25, 2023	$1,367
Additions	$7,064
Cash payments	$(7,582)
As of August 30, 2024	$849
Additions	2,098
Cash payments	(1,884)
As of August 29, 2025	$1,063

The 2024 beginning restructuring liability balance was $1.4 million, which was fully settled in 2024. The $0.8 million balance as of August 30, 2024 was fully settled in the year ended August 29, 2025. The unpaid balance as of August 29, 2025 is expected to be fully paid in 2026.

Other Non-operating (Income) Expense

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Loss on extinguishment or prepayment of debt	$2,908	$22,763	$15,924
Loss (gain) on disposition of assets	76	179	(2,986)
Other	(1,055)	(1,858)	(1,101)
	$1,929	$21,084	$11,837
Income Taxes
Income (loss) before provision for income taxes consisted of the following:

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Income (loss) before income taxes:
U.S.	$39,438	$38,246	$20,118
Non-U.S.	9,463	(69,413)	(59,631)
	$48,901	$(31,167)	$(39,513)
Income tax provision (benefit) consisted of the following:

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Income tax provision (benefit):
Current:
Federal	$17,444	$10,930	$3,253
State	4,000	1,821	2,417
Foreign	12,768	9,253	8,418
	34,212	22,004	14,088
Deferred:
Federal	(12,227)	(6,815)	(51,540)
State	(1,099)	540	(6,998)
Foreign	(820)	(5,111)	(4,753)
	(14,146)	(11,386)	(63,291)
Income tax provision (benefit)	$20,066	$10,618	$(49,203)

In applying the statutory tax rate in the effective income tax rate reconciliation below, we used the U.S. statutory tax rate rather than the Cayman Islands zero percent tax rate. The table below reconciles our tax provision (benefit) based on the U.S. federal statutory rate to our effective tax rate:

Year ended	August 29, 2025		August 30, 2024		August 25, 2023
Statutory tax rate	$10,269	21.0%	$(6,545)	21.0%	$(8,298)	21.0%
Foreign income taxes at different rates	6,665	13.6%	15,870	(50.9)%	16,992	(43.0)%
State income tax, net of federal benefit	1,903	3.9%	2,278	(7.3)%	2,793	(7.1)%
Goodwill impairment	—	—%	—	—%	2,876	(7.3)%
Tax on uncertain tax positions	313	0.6%	(3,825)	12.3%	5,679	(14.4)%
Stock-based compensation	135	0.3%	(100)	0.3%	(538)	1.4%
Change in valuation allowance	69,669	142.5%	1,111	(3.6)%	(69,789)	176.6%
Non-deductible expenses (non-taxable income)	2,177	4.5%	1,053	(3.4)%	2,151	(5.4)%
Foreign withholding tax	2,429	5.0%	4,548	(14.6)%	3,371	(8.5)%
Tax credits	(1,814)	(3.7)%	(3,337)	10.7%	(4,339)	11.0%
Effect of cross-border tax laws	1,409	2.9%	—	—%	—	—%
U.S. Domestication	(75,126)	(153.6)%	—	—%	—	—%
Return to Provision	2,283	4.7%	—	—%	—	—%
Other	(246)	(0.7)%	(435)	1.4%	(101)	0.2%
Effective tax rate	$20,066	41.0%	$10,618	(34.1)%	$(49,203)	124.5%
For 2025, the primary difference between the U.S. federal statutory tax rate and the effective tax rate was due to losses in jurisdictions where no tax benefit can be recognized prior to the U.S. Domestication, non-deductible expenses, return to provision adjustments, and foreign withholding taxes, partially offset by benefits from the U.S. Domestication (net of valuation allowance) and tax credits.
As a result of the U.S. Domestication, we inherited $75.1 million of certain tax attributes, including interest expense carryforwards and capitalized R&D carryforwards. The utilization of certain of these tax attributes is subject to various limitations under the Internal Revenue Code and applicable regulations, restricting the extent to which attributes generated in periods prior to the U.S. Domestication may be used to offset future consolidated taxable income. Under our current structure the Company has no ability to utilize a portion of these attributes. Accordingly, the Company has recorded a $69.7 million valuation allowance against such portion which is not expected to be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes as well as carryforwards. Deferred tax assets and liabilities consisted of the following:

As of	August 29, 2025	August 30, 2024
Deferred tax assets:
Accruals and allowances	$16,868	$13,868
Deferred revenue	371	1,838
Stock-based compensation	2,028	3,027
Research and other tax credit carryforwards	4,479	4,762
Capitalized research and development	29,584	22,059
Operating lease liabilities	15,823	15,199
Tax amortizable goodwill	13,370	14,097
Interest carryforward	91,125	21,873
Intangible assets	11,704	5,039
Loss carryforwards	10,690	11,908
Gross deferred tax assets	196,042	113,670
Valuation allowance	(73,443)	(3,774)
Net deferred tax assets	122,599	109,896

Deferred tax liabilities:
Operating right-of-use assets	13,531	13,306
Property and equipment	9,346	10,717
Brazil capital gains tax	—	4,138
Other liabilities	922	1,143
Gross deferred tax liabilities	23,799	29,304
Net deferred tax assets	$98,800	$80,592

Reported as:
Deferred tax assets	$99,107	$85,078
Deferred tax liabilities (included in other noncurrent liabilities)	(307)	(4,486)
Net deferred tax assets	$98,800	$80,592
We assess positive and negative evidence for each jurisdiction to determine whether it is more likely than not existing deferred tax assets will be realized. In 2025, we recorded $69.0 million of valuation allowance on interest expense carryforward attributes inherited as part of the U.S. Domestication due to uncertainty regarding the realizability of these deferred tax assets. We also have a valuation allowance against certain acquired state and foreign tax attributes due to expected limitations on utilization. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets.
As of August 29, 2025, we had U.S. federal and state net operating loss carryforwards of $23.6 million and $36.2 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027. State net operating loss carryforwards of $35.9 million will begin to expire in 2031, while the remaining state net operating loss carryforwards do not expire. In addition, we had U.S. federal and state research and development credit carryforwards of $8.5 million and $4.5 million, respectively, and $1.2 million of foreign tax credit carryforwards. If not utilized, the federal research and foreign tax credits will begin to expire in 2032. If not utilized, $2.0 million of state credits will begin to expire in 2030, while $2.5 million of state credits do not expire. In addition, we had Section 163(j) interest expense carryforwards of $99.0 million from the acquisition of Stratus Technologies as well as $318.5 million from the U.S. Domestication, both of which do not expire. Net operating loss carryforwards in Hong Kong of $29.6 million do not expire.
Federal and state tax attributes can be subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and state tax laws. Further, under Section 382 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” (including groups of stockholders) that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our net operating loss, tax credit and section 163(j) interest expense carryforwards are subject to limitations per Sections 382 and 383 of the Code. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of future transactions in our common stock, some changes of which may be outside of our control. As a result, our ability to use our pre-change net operating loss, tax credit and section 163(j) interest expense carryforwards to offset post-change U.S. federal and state taxable income may be subject to additional limitations.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into U.S. law. Certain provisions were applicable to the Company beginning in 2025 while other provisions will become implemented in future periods. As a result of OBBBA we expect a decrease to our deferred tax assets and income tax payable resulting from the restoration of full expensing of U.S. research and experimentation expenditures. We do not expect any current or ongoing material impact to our effective tax rate as a result of the OBBBA.
Activity related to our deferred tax valuation allowance was as follows:

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Balance at beginning of period	$3,774	$2,663	$52,267
Charged (credited) to operations	69,669	1,111	(69,789)
Charged to other accounts (1)	—	—	(4,073)
Business acquisitions	—	—	24,258
Balance at end of period	$73,443	$3,774	$2,663
(1)During the period ended August 25, 2023, SMART Embedded Computing B.V. entered liquidation, resulting in the existing Netherlands NOL carryforwards being considered to have a remote likelihood of being utilized. Accordingly, a deferred tax asset of $4.1 million was written off and the related valuation allowance released.
We choose to maintain flexibility to repatriate excess cash from all jurisdictions where needed, to manage debt balances. Provisions have been made for deferred income taxes on undistributed earnings of foreign subsidiaries to the extent that dividend payments by such foreign subsidiaries are expected to result in additional tax liability, which is primarily related to foreign withholding taxes which are not individually or cumulatively significant.
We have operations in Malaysia, where we have tax incentive arrangements for our pioneer status activities and our global supply chain operations. The statutory rate for Malaysia is 24%. During the year ended August 25, 2025 the incentive agreement for the pioneer status activities was amended and extended to 2031. As of August 29, 2025, the global supply chain operation incentives were scheduled to expire in August 2028. Both incentive agreements are subject to certain conditions, with which we have fully complied for the pioneer status activities incentive in 2025, 2024, and 2023, and partially complied for the global supply chain operations incentive in 2025 and 2024 and fully complied in 2023. The effect of the tax incentive arrangements noted above reduced our income tax provision by $1.8 million ($0.03 per diluted share) in 2025, $1.2 million ($0.02 per diluted share) in 2024 and $10.4 million ($0.20 per diluted share) in 2023.

Below is a reconciliation of our unrecognized tax benefits:

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Beginning unrecognized tax benefits	$21,428	$25,603	$18,920
Acquired balances	—	—	871
Increases related to prior year tax provisions	—	129	6,271
Increases related to current year tax provisions	495	1,099	4,248
Decreases related to prior year tax provisions	(602)	(5,348)	(3,468)
Lapse of statute of limitation	(280)	(55)	(1,239)
Ending unrecognized tax benefits	$21,041	$21,428	$25,603
As of August 29, 2025 and August 30, 2024, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, was $18.3 million and $18.7 million, respectively. Amounts accrued for interest and penalties related to uncertain tax positions were not material for any period presented. The resolution of tax audits or expiration of statute of limitations could also reduce our unrecognized tax benefits. Although the timing of final resolution is uncertain, the estimated potential reduction in our unrecognized tax benefits in the next 12 months would not be material.
We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states and various foreign jurisdictions throughout the world. We regularly engage in discussions and negotiations with tax authorities regarding tax matters, including transfer pricing, and we continue to defend any and all such claims presented. Our U.S. federal and state tax returns remain open to examination for 2007 through 2024. In addition, tax returns that remain open to examination in non-U.S. subsidiaries, including Malaysia, Luxembourg, Ireland, United Kingdom, Hong Kong and China, vary by country. We believe that adequate amounts of taxes and related interest and penalties have been provided and any adjustments as a result of examinations are not expected to materially adversely affect our business, results of operations or financial condition.
Earnings Per Share
We calculate basic earnings per common share (“EPS”) pursuant to the two-class method as a result of the issuance of the Issued Cayman CPS on December 13, 2024. The two-class method is an earnings allocation formula that determines EPS for common stock and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all current period earnings, distributed and undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends. The Issued CPS is considered a participating security. The Issued CPS is not included in the computation of basic EPS in periods in which we have a net loss, as the Issued CPS is not contractually obligated to share in our net losses.
With respect to the Issued CPS, diluted EPS is calculated using the more dilutive of the two-class method or if-converted method. The two-class method uses net income available to common stockholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities.
Dilutive potential common stock include outstanding stock options, unvested restricted stock units, convertible senior notes and convertible preferred stock.

The following table summarizes the computation of basic and diluted EPS under the two-class or if-converted method in applicable periods, as well as the anti-dilutive shares excluded:

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Net income (loss) from continuing operations	$25,391	$(44,324)	$7,858
Net income (loss) from discontinued operations	—	(8,148)	(195,384)
Net income (loss) attributable to Penguin Solutions – Basic and Diluted	$25,391	$(52,472)	$(187,526)
Less: Preferred stock dividends	8,667	—	—
Income available for distribution	16,724	(52,472)	(187,526)
Income allocated to participating securities	1,263	—	—
Net income available to common stockholders	$15,461	$(52,472)	$(187,526)

Weighted-average shares outstanding – Basic	53,154	52,428	49,566
Dilutive effect of equity plans and Convertible Senior Notes	1,214	—	1,756
Weighted-average shares outstanding – Diluted	54,368	52,428	51,322

Basic earnings (loss) per common share:
Continuing operations	$0.29	$(0.85)	$0.16
Discontinued operations	—	(0.15)	(3.94)
	$0.29	$(1.00)	$(3.78)

Method used:	Two-Class
Diluted earnings (loss) per common share:
Continuing operations	$0.28	$(0.85)	$0.15
Discontinued operations	—	(0.15)	(3.80)
	$0.28	$(1.00)	$(3.65)

Unweighted anti-dilutive shares:
Equity plans	945	5,184	2,238
Convertible Senior Notes	—	—	—
Preferred stock	6,096	—	—
	7,041	5,184	2,238
Upon any conversion of our convertible notes, we will be required to pay cash in an amount at least equal to the principal portion. We will settle any amount in excess of principal with respect to conversions of the 2026 Notes in common stock. and we have the option to settle in cash and/or common stock for the 2029 Notes and 2030 Notes. As a result, only the amounts expected to be settled in excess of the principal portion are considered in calculating diluted earnings per share under the if-converted method.
Segment and Other Information
Segment information presented below is consistent with how our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, evaluates our results of operations to make decisions about allocating resources and assessing performance using segment net sales, cost of sales, operating expenses, and operating income (loss). The CODM is regularly provided this segment information to assess relative segment performance and allocate resources to the segment in the annual planning process.
We have the following three business units, which are our reportable segments:
•Advanced Computing: Our Advanced Computing group, under our Penguin Computing and Stratus brands, offers specialized platform solutions and services for HPC, AI, machine learning, advanced modeling and the internet of things that span the continuum of edge, core and cloud. Our solutions are designed specifically for customers across multiple markets, including hyperscale, financial services, energy, government, education, healthcare and others.

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
Segments are determined based on sources of sales, types of customers and operating performance.
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

August 29, 2025
	Advanced Computing	Integrated Memory	Optimized LED	Total
Net sales:	$648,417	$464,249	$256,128	$1,368,794

Less:
Costs of goods sold	404,032	362,612	177,549	944,193
Operating expense	129,376	57,998	69,575	256,949
Operating income:	$115,009	$43,639	$9,004	167,652

Reconciliation of profit (loss)
Stock-based compensation expense				(41,176)
Amortization of acquisition-related intangibles				(34,838)
Cost of sales-related restructuring				(746)
Diligence, acquisition and integration expense				(1,829)
Redomiciliation costs				(10,038)
Impairment of goodwill				(16,063)
Restructuring charges				(2,098)
Other				(2,729)
Total unallocated				(109,517)
Total non-operating expense				(9,234)
Income (loss) before taxes				$48,901

August 30, 2024
	Advanced Computing	Integrated Memory	Optimized LED	Total
Net sales:	$554,552	$356,426	$259,818	$1,170,796

Less:
Costs of Goods Sold	324,152	283,821	188,838	796,811
Operating Expense	135,109	50,192	68,427	253,728
Segment operating income:	$95,291	$22,413	$2,553	120,257

Reconciliation of profit (loss)
Stock-based compensation expense				(43,160)
Amortization of acquisition-related intangibles				(39,272)
Cost of sales-related restructuring				(2,136)
Diligence, acquisition and integration expense				(8,772)
Redomiciliation costs				(470)
Restructuring charges				(7,064)
Other				(1,088)
Total unallocated				(101,962)
Total non-operating expense				(49,462)
Income (loss) before taxes				$(31,167)

August 25, 2023
	Advanced Computing	Integrated Memory	Optimized LED	Total
Net sales:	$749,708	$443,264	$248,278	$1,441,250

Less:
Costs of Goods Sold	488,602	314,247	181,853	984,702
Operating Expense	150,131	55,378	71,245	276,754
Segment operating income:	$110,975	$73,639	$(4,820)	179,794

Reconciliation of profit (loss)
Stock-based compensation expense				(39,228)
Amortization of acquisition-related intangibles				(44,601)
Flow through of inventory step up				(2,599)
Cost of sales-related restructuring				(6,813)
Diligence, acquisition and integration expense				(20,869)
Impairment of goodwill				(19,092)
Change in fair value of contingent consideration				(29,000)
Restructuring charges				(7,047)
Other				(1,800)
Total unallocated				(171,049)
Total non-operating expense				(48,258)
Income (loss) before taxes				$(39,513)

Depreciation included in segment operating income was as follows:

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
Advanced Computing	$7,946	$9,495	$9,196
Integrated Memory	4,053	3,873	3,891
Optimized LED	8,580	12,352	13,411
	$20,579	$25,720	$26,498
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

On May 26, 2025, we entered into an agreement with SKT, a related party, under which we anticipate providing solutions to support SKT’s future AI data center infrastructure initiatives. SKT, through Astra AI Infra, a special purpose vehicle formed by SKT, holds more than 10% of the voting interest of the Company. Additionally, Min Yong Ha, an executive of SKT, is a member of our Board of Directors. For the year ended August 29, 2025, we recognized a total transaction amount of $50.7 million for cash received for payment on the fulfillment of AI hardware solutions and installation services, of which $32.4 million of the order was completed and recognized as revenue for the year ended August 29, 2025. The remaining $18.3 million is recorded as contract liability.
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
A significant portion of our net sales is concentrated with a select number of customers. Sales to our ten largest customers were 66%, 58% and 60% of total net sales in each of 2025, 2024 and 2023, respectively. As of August 29, 2025, two Integrated Memory customers accounted for more than 10% of accounts receivable.
Net sales to certain customers each exceeded 10% of our total net sales in the past three years. Net sales to an Advanced Computing customer were 18.2%, 18.4% and 23.3% of total net sales in 2025, 2024 and 2023, respectively. Net sales to an Integrated Memory customer was 14.1% of total net sales in 2025. No other customers accounted for more than 10% of our total net sales in 2025, 2024 and 2023.
We rely on a limited number of suppliers for a significant portion of our raw materials. Purchases from our two largest suppliers were $0.6 billion, $0.4 billion and $0.5 billion in each of 2025, 2024 and 2023, respectively. As of August 29, 2025 and August 30, 2024, accounts payable and accrued expenses included $77.4 million and $63.4 million, respectively, for amounts owed to our two largest suppliers in each of 2025 and 2024.

Geographic Information
Net sales by geographic area, based on customer ship-to location, were as follows:

Year ended	August 29, 2025	August 30, 2024	August 25, 2023
United States	$776,506	$672,751	$877,416
China	186,848	190,654	192,104
Europe	96,999	114,298	114,118
Mexico	147,298	27,301	9,902
Other	161,143	165,792	247,710
	$1,368,794	$1,170,796	$1,441,250
Long-lived assets, including property and equipment and right-of-use assets, by geographic area were as follows:

As of	August 29, 2025	August 30, 2024
United States	$107,380	$116,901
China	33,180	37,229
Malaysia	8,655	8,660
Other	2,235	4,107
	$151,450	$166,897
Quarterly Financial Data (Unaudited)
The table below sets forth selected quarterly financial data from our continuing operations:

	Q4 FY25	Q3 FY25	Q2 FY25	Q1 FY25	Q4 FY24	Q3 FY24	Q2 FY24	Q1 FY24
Net sales	$337,922	$324,251	$365,519	$341,102	$311,148	$300,580	$284,821	$274,247
Gross profit	96,731	95,083	104,648	97,812	87,086	88,906	81,934	82,850
Operating income (loss)	12,448	9,843	18,488	17,356	8,791	11,511	(3,312)	1,305
Net income (loss) attributable to Penguin Solutions	9,431	2,661	8,082	5,217	(24,547)	5,616	(13,620)	(11,773)

Preferred stock dividends	3,034	3,033	2,600	—	—	—	—	—
Income available for distribution	6,397	(372)	5,482	5,217	(24,547)	5,616	(13,620)	(11,773)
Income allocated to participating securities	666	—	482	—	—	—	—	—
Net income (loss) available to common stockholders	5,731	(372)	5,000	5,217	(24,547)	5,616	(13,620)	(11,773)

Earnings (loss) per share:
Basic	$0.11	$(0.01)	$0.09	$0.10	$(0.46)	$0.11	$(0.26)	$(0.23)
Diluted	$0.11	$(0.01)	$0.09	$0.10	$(0.46)	$0.10	$(0.26)	$(0.23)
Shares used in per share calculations:
Basic	52,553	53,130	53,454	53,482	53,071	52,570	52,031	52,068
Diluted	54,371	53,738	54,384	54,312	53,071	54,283	52,031	52,068

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Penguin Solutions, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Penguin Solutions, Inc. and subsidiaries (the “Company”) as of August 29, 2025 and August 30, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended August 29, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 29, 2025 and August 30, 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 29, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 21, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company had $1.37 billion of revenue for the year ended August 29, 2025, of which $648 million related to the Advanced Computing segment.
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
October 21, 2025
We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of August 29, 2025 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 29, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of August 29, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year 2025, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Penguin Solutions, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Penguin Solutions, Inc. and subsidiaries (the “Company”) as of August 29, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 29, 2025, of the Company and our report dated October 21, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 21, 2025

Item 9B. Other Information
During the fiscal quarter ended August 29, 2025, no officers or directors of Penguin Solutions adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to our 2025 Proxy Statement for our next Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after August 29, 2025.
We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees, and that is available on our website (www.penguinsolutions.com) under “Governance.” The Code of Business Conduct and Ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, as amended, and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website (1) any amendment to our Code of Business Conduct and Ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to a director or one of these specified officers, the name of such person who is granted the waiver and the date of the waiver.
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference to our 2025 Proxy Statement for our next Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after August 29, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12, including Securities Authorized for Issuance Under Equity Plans, is incorporated herein by reference to our 2025 Proxy Statement for our next Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after August 29, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to our 2025 Proxy Statement for our next Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after August 29, 2025.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to our 2025 Proxy Statement for our next Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after August 29, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Financial Statements. See “PART II – Item 8. Financial Statements and Supplementary Data.”
2.Financial Statement Schedules. Certain financial statement schedules have been omitted since they are either not required, not applicable or the information is otherwise included.
3.Exhibits. See “Index to Exhibits” below.
INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
2.1*	Share Purchase Agreement, dated as of June 28, 2022, by and among SMART Global Holdings, Inc., a Cayman Islands exempted company, Storm Private Holdings I Ltd., a Cayman Islands exempted company, and Storm Private Investments LP, a Cayman Islands exempted limited partnership		8-K	001-38102	2.1	08/29/2022
2.2*
Stock Purchase Agreement, dated as of June 13, 2023, by and among SMART Modular Technologies (LX) S.à r.l., a société à responsabilité limitée governed by the laws of Grand Duchy of Luxembourg, Lexar Europe B.V., a company organized under the laws of The Netherlands, Shenzhen Longsys Electronics Co., Ltd., a company limited by shares governed by the laws of the People’s Republic of China, solely with respect to certain provisions therein, Shanghai Intelligent Memory Semiconductor Co., Ltd., a limited liability company governed by the laws of the People’s Republic of China, and, solely with respect to certain provisions therein, SMART Global Holdings, Inc., a Cayman Islands exempted company
			8-K	001-38102	2.1	06/13/2023
2.3*
Letter Agreement, dated as of October 24, 2023, to that certain Stock Purchase Agreement, dated as of June 13, 2023, by and among SMART Modular Technologies (LX) S.à r.l., a société à responsabilité limitée governed by the laws of Grand Duchy of Luxembourg, Lexar Europe B.V., a company organized under the laws of The Netherlands, Shenzhen Longsys Electronics Co., Ltd., a company limited by shares governed by the laws of the People’s Republic of China, solely with respect to certain provisions therein, Shanghai Intelligent Memory Semiconductor Co., Ltd., a limited liability company governed by the laws of the People’s Republic of China, and, solely with respect to certain provisions therein, SMART Global Holdings, Inc., a Cayman Islands exempted company
			10-Q	001-38102	2.1	01/09/2024
3.1	Amended and Restated Certificate of Incorporation of Penguin Solutions, Inc., effective as of June 27, 2025		8-K12B	001-38102	3.1	06/30/2025
3.2	Amended and Restated Bylaws of Penguin Solutions, Inc., effective as of June 30, 2025		8-K12B	001-38102	3.3	06/30/2025
3.3	Certificate of Designation of Convertible Preferred Stock, effective as of June 27, 2025		8-K12B	001-38102	3.2	06/30/2025
4.1	Description of the Registrant’s Capital Stock	X
4.2	Form of Common Stock Certificate		S-8 POS	333-286347	4.1	06/30/2025
4.3	Indenture, dated February 11, 2020, between SMART Global Holdings, Inc. and U.S. Bank National Association, as Trustee		8-K	001-38102	4.1	02/11/2020
4.4	Form of 2.25% Convertible Senior Notes due 2026 (included as Exhibit A to the Indenture filed as Exhibit 4.3)		8-K	001-38102	4.1	02/11/2020
4.5	First Supplemental Indenture with respect to 2.25% Convertible Senior Notes due 2026, dated August 26, 2022, between SMART Global Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K	001-38102	4.1	08/29/2022

4.6	Second Supplemental Indenture in respect of the 2026 Notes, dated as of June 30, 2025, by and among Penguin Solutions Delaware, Penguin Solutions Cayman and U.S. Bank Trust Company, National Association, a national banking association organized under the laws of the United States of America, as trustee		8-K12B	001-38102	4.1	06/30/2025
4.7	Indenture, dated as of January 23, 2023, between SMART Global Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K	001-38102	4.1	01/23/2023
4.8	Form of certificate representing the 2.000% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.7)		8-K	001-38102	4.2	01/23/2023
4.9	First Supplemental Indenture in respect of the 2029 Notes, dated as of June 30, 2025, by and among Penguin Solutions Delaware, Penguin Solutions Cayman and U.S. Bank Trust Company, National Association, a national banking association organized under the laws of the United States of America, as trustee		8-K12B	001-38102	4.2	06/30/2025
4.10	Indenture, dated as of August 6, 2024, between SMART Global Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K	001-38102	4.1	08/06/2024
4.11	Form of certificate representing the 2.00% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.10)		8-K	001-38102	4.1	08/06/2024
4.12	First Supplemental Indenture in respect of the 2030 Notes, dated as of June 30, 2025, by and among Penguin Solutions Delaware, Penguin Solutions Cayman and U.S. Bank Trust Company, National Association, a national banking association organized under the laws of the United States of America, as trustee		8-K12B	001-38102	4.3	06/30/2025
4.13	Amended and Restated Investor Agreement, dated as of June 30, 2025, by and between Penguin Solutions Delaware and Astra AI Infra LLC		8-K12B	001-38102	4.4	06/30/2025
10.1**	Penguin Solutions, Inc. Amended and Restated 2017 Stock Incentive Plan		8-K12B	001-38102	10.3	06/30/2025
10.2**	Form of Restricted Stock Unit Award Agreement (Stock-Settled) under the Penguin Solutions, Inc. Amended and Restated 2017 Stock Incentive Plan		S-8 POS	333-286347	99.4	06/30/2025
10.3**	Form of Restricted Stock Unit Award Agreement (Cash-Settled) under the Penguin Solutions, Inc. Amended and Restated 2017 Stock Incentive Plan		S-8 POS	333-286347	99.5	06/30/2025
10.4**	Form of Performance Stock Unit Award Agreement under the Penguin Solutions, Inc. Amended and Restated 2017 Stock Incentive Plan	X
10.5**	Penguin Solutions, Inc. Amended and Restated 2021 Inducement Plan		8-K12B	001-38102	10.5	06/30/2025
10.6**	Form of Restricted Stock Unit Award Agreement (Stock-Settled) under the Penguin Solutions, Inc. Amended and Restated 2021 Inducement Plan		S-8 POS	333-286347	99.6	06/30/2025
10.7**	Form of Restricted Stock Unit Award Agreement (Cash-Settled) under the Penguin Solutions, Inc. Amended and Restated 2021 Inducement Plan		S-8 POS	333-286347	99.7	06/30/2025
10.8**	Form of Performance Stock Unit Award Agreement under the Penguin Solutions, Inc. Amended and Restated 2021 Inducement Plan		S-8 POS	333-286347	99.9	06/30/2025
10.9**	Penguin Solutions, Inc. Amended and Restated 2018 Employee Stock Purchase Plan		8-K12B	001-38102	10.4	06/30/2025
10.10**	Offer Letter by and between SMART Global Holdings, Inc. and Mark Adams, dated August 12, 2020		8-K	001-38102	10.1	08/13/2020
10.11**	Offer Letter by and between SMART Global Holdings, Inc. and Joseph Clark, dated September 6, 2022		10-Q	001-38102	10.1	04/09/2024
10.12**	Amended and Restated Offer Letter by and between Penguin Solutions, Inc. and Anne Kuykendall, effective as of September 25, 2023		10-Q	001-38102	10.1	04/02/2025

10.13**	Offer Letter by and between SMART Global Holdings, Inc. and Nathan Olmstead, dated June 18, 2024		10-Q	001-38102	10.2	07/09/2024
10.14**	Amended and Restated Employment Agreement between SMART Modular Technologies, Inc. and Jack Pacheco		10-Q	001-38102	10.2	03/22/2018
10.15**	Transition Agreement, effective as of April 10, 2025, by and between SMART Modular Technologies, Inc. and Jack Pacheco		10-Q	001-38102	10.18	07/08/2025
10.16**	Amended and Restated Offer Letter by and between SMART Global Holdings, Inc. and Peter Manca, dated May 23, 2024		10-K	001-38102	10.15	10/24/2024
10.17**	Separation Agreement by and between Penguin Solutions, Inc. and Peter Manca, effective as of August 10, 2025	X
10.18	Form of Indemnification and Advancement Agreement for Directors and Officers		8-K12B	001-38102	10.1	06/30/2025
10.19**	Independent Director Compensation Policy		8-K12B	001-38102	10.2	06/30/2025
10.20	Form of Confirmation for the Base Capped Call Transactions		8-K	001-38102	99.1	02/11/2020
10.21	Form of Confirmation for the Additional Capped Call Transactions		8-K	001-38102	99.2	02/11/2020
10.22	Promissory Note, dated March 1, 2021, made by SMART Global Holdings, Inc. in favor of CreeLED, Inc.		8-K	001-38102	10.1	03/03/2021
10.23	Form of Earnout Note		8-K	001-38102	10.2	03/03/2021
10.24	Promissory Note, dated June 24, 2022, made by CreeLED, Inc. in favor of Wolfspeed, Inc.		8-K	001-38102	10.1	06/29/2022
10.25	Form of confirmation for the Capped Call Transactions		8-K	001-38102	10.1	01/23/2023
10.26	Securities Purchase Agreement, dated July 14, 2024, by and between SK Telecom Co., Ltd. and SMART Global Holdings, Inc.		8-K	001-38102	10.1	07/16/2024
10.27	Form of Confirmation for the Base Capped Call Transactions		8-K	001-38102	10.1	08/06/2024
10.28	Form of Confirmation for the Additional Capped Call Transactions		8-K	001-38102	10.1	08/14/2024
10.29***	Credit Agreement, dated as of June 24, 2025, by and among Penguin Solutions, Inc., SMART Modular Technologies, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank		8-K	001-38102	10.1	06/26/2025
19.1	Insider Trading and Confidentiality Policy of the Registrant	X
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Clawback Policy of the Registrant	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*
Portions of this exhibit have been excluded pursuant to Rule 601(b)(2)(ii) of Regulation S-K. The omitted information is both not material and is the type that the registrant treats as private or confidential.

**	Constitutes a management contract or compensatory plan or arrangement.
***
Certain schedules and exhibits have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request.

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

Penguin Solutions, Inc.
Date: October 21, 2025	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer

Date: October 21, 2025	By:	/s/ Nate Olmstead
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

/s/ Mark Adams	President, Chief Executive Officer and Director	October 21, 2025
Mark Adams	(Principal Executive Officer)

/s/ Nate Olmstead	Senior Vice President and Chief Financial Officer	October 21, 2025
Nate Olmstead	(Principal Financial and Accounting Officer)

/s/ Penelope Herscher	Chairperson of the Board of Directors	October 21, 2025
Penelope Herscher

/s/ Min Yong Ha	Director	October 21, 2025
Min Yong Ha

/s/ Bryan Ingram	Director	October 21, 2025
Bryan Ingram

/s/ Sandeep Nayyar	Director	October 21, 2025
Sandeep Nayyar

/s/ Mark Papermaster	Director	October 21, 2025
Mark Papermaster

/s/ Mary Puma	Director	October 21, 2025
Mary Puma

/s/ Maximiliane Straub	Director	October 21, 2025
Maximiliane Straub

