Form 10-Q
period 2025-11-28
Penguin Solutions, Inc.
filed 2026-01-06
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 2, 2026, the registrant had 52,560,157 shares of common stock outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements may include, but are not limited to, statements regarding future events or our future financial or operating performance, the extent and timing of, and expectations regarding, our future revenues and expenses and customer demand, statements regarding our objectives and development of our services and capabilities, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding our rebranding initiatives and strategy, and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “target,” “commit,” “potential,” “should” and similar words and the negatives thereof. These forward-looking statements are based on our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, global business and economic conditions, including the impact on the financial condition of our customers, particularly in challenging macroeconomic environments, growth and demand trends in technology industries (including trends and markets related to artificial intelligence (“AI”)), our customer markets and various geographic regions; uncertainties in the geopolitical environment; our ability to manage our cost structure; disruptions in our operations or supply chain as a result of global pandemics, tariffs, or other factors; changes in trade regulations and tariffs or adverse developments in international trade relations and agreements; changes in currency exchange rates; overall information technology spending, including changes in customer spending on our products and services; appropriations for government spending; the success of our strategic initiatives including our U.S. Domestication and our ability to realize the anticipated benefits thereof, our rebranding and related strategy, any existing or potential collaborations, and additional investments in new products and additional capacity; acquisitions of companies or technologies and the failure to successfully integrate and operate them or customers’ negative reactions to them; issues, delays or complications in integrating the operations of Storm Private Holdings I Ltd. (together with its subsidiaries, “Stratus Technologies”); the failure to achieve the intended benefits of the sale of Zilia Technologies Indústria e Comércio de Componentes Eletrônicos Ltda. (“Zilia Technologies”) (formerly SMART Modular Technologies do Brasil - Indústria e Comércio de Componentes Ltda.) and its business, including the planned sale of our remaining 19% interest therein and the timing and closing of such sale; the impact of and expected timing of winding down the manufacturing and discontinuing the sale of products offered through our Penguin Edge business; limitations on or changes in the availability of supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; our dependence on a select number of customers, and the timing and volume of customer orders and renewals; the impact of customer churn rates, including discounting and churn of significant customers from whom we derive a significant percentage of our revenue; changes in customer demand and sales mix; production or manufacturing difficulties; competitive factors; technological changes; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the memory market, LED market or other markets in which we participate; changes to applicable tax regimes or rates; changes to the valuation allowance for our deferred tax assets, including any potential inability to realize these assets in the future; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; potential sales of our common stock by the holder of our Issued CPS (as defined below) or the anticipation of such sales; and the continuing availability of borrowings under revolving lines of credit or other debt arrangements and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in our Annual Report on Form 10-K for the fiscal year ended August 29, 2025 (the “2025 Annual Report”), this Quarterly Report and the risks discussed in our other SEC filings. Such risks, uncertainties and factors as outlined above and in such filings could cause actual results of Penguin Solutions to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
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

Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2026 and 2025 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated.
Penguin Solutions, Penguin Computing, Penguin Edge, the Penguin Solutions logo, SMART Modular Technologies, SMART, Cree LED, Stratus, Stratus Technologies, and our other trademarks or service marks appearing in this Quarterly Report are our trademarks or registered trademarks. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report are the property of their respective holders.
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

4

PART I. Financial Information
Item 1. Financial Statements

Penguin Solutions, Inc.
Consolidated Balance Sheets
(In thousands, except par value amounts)
(Unaudited)

As of	November 28, 2025	August 29, 2025
Assets
Cash and cash equivalents	$461,451	$453,754
Accounts receivable, net	326,892	307,904
Accounts receivable, net - related party	15,076	—
Inventories	213,205	255,182
Other current assets	50,390	47,387
Total current assets	1,067,014	1,064,227
Property and equipment, net	90,383	92,603
Operating lease right-of-use assets	57,254	58,847
Intangible assets, net	80,568	87,754
Goodwill	145,895	145,895
Deferred tax assets	99,023	99,107
Other noncurrent assets	58,058	68,767
Total assets	$1,598,195	$1,617,200

Liabilities, Temporary Equity and Stockholders' Equity
Accounts payable and accrued expenses	$347,526	$318,761
Current debt	19,974	19,945
Deferred revenue	43,648	73,893
Other current liabilities	46,962	61,300
Total current liabilities	458,110	473,899
Long-term debt	442,333	441,893
Noncurrent operating lease liabilities	61,406	62,736
Other noncurrent liabilities	31,877	30,445
Total liabilities	993,726	1,008,973

Commitments and contingencies

Temporary equity
Preferred stock, $0.03 par value; authorized 30,000 shares; 200 shares of convertible preferred stock issued and outstanding as of November 28, 2025 and August 29, 2025. Redemption amount of 200,400 and 200,500 as of November 28, 2025 and August 29, 2025, respectively	202,710	202,710

Penguin Solutions stockholders’ equity:
Common stock, $0.03 par value; authorized 200,000 shares; 63,605 shares issued and 52,560 outstanding as of November 28, 2025; 62,756 shares issued and 52,738 outstanding as of August 29, 2025	1,908	1,883
Additional paid-in capital	565,105	551,712
Retained earnings	48,946	46,709
Treasury stock, 11,045 and 10,018 shares held as of November 28, 2025 and August 29, 2025, respectively	(226,269)	(206,076)
Accumulated other comprehensive income	13	18
Total Penguin Solutions stockholders’ equity	389,703	394,246
Noncontrolling interest in subsidiary	12,056	11,271
Total stockholders' equity	401,759	405,517
Total liabilities, temporary equity and stockholders' equity	$1,598,195	$1,617,200
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	November 28, 2025	November 29, 2024
Net sales:
Products	$246,392	$270,260
Services	64,505	70,842
Related party	32,174	—
Total net sales	343,071	341,102
Cost of sales:
Products	220,055	215,149
Services	26,907	28,141
Total cost of sales	246,962	243,290
Gross profit	96,109	97,812

Operating expenses:
Research and development	18,693	19,811
Selling, general and administrative	53,092	60,536
Other operating expense	4,742	109
Total operating expenses	76,527	80,456
Operating income	19,582	17,356

Non-operating (income) expense:
Interest expense, net	47	4,396
Other non-operating expense	11,675	636
Total non-operating expense	11,722	5,032
Income (loss) before taxes	7,860	12,324

Income tax provision (benefit)	1,805	6,360
Net income (loss)	6,055	5,964
Net income (loss) attributable to noncontrolling interest	785	747
Net income (loss) attributable to Penguin Solutions	5,270	5,217

Preferred stock dividends	3,033	—
Income available for distribution	2,237	5,217
Income allocated to participating securities	231	—
Net income available to common stockholders	$2,006	$5,217

Earnings (loss) per share
Basic	$0.04	$0.10
Diluted	$0.04	$0.10

Common stock used in per share calculations:
Basic	52,900	53,482
Diluted	54,991	54,312
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended
	November 28, 2025	November 29, 2024
Net income (loss)	$6,055	$5,964
Other comprehensive income (loss), net of tax:
Gain (loss) on investments	(5)	9
Comprehensive income (loss)	6,050	5,973
Comprehensive income attributable to noncontrolling interest	785	747
Comprehensive income (loss) attributable to Penguin Solutions	$5,265	$5,226
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common		Additional Paid-in-capital			Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Stockholders’ Equity	Non- controlling Interest in Subsidiary
	Shares Issued	Amount		Retained Earnings	Treasury Shares				Total Equity
As of August 29, 2025	62,756	$1,883	$551,712	$46,709	$(206,076)	$18	$394,246	$11,271	$405,517
Net income				5,270			5,270	785	6,055
Other comprehensive income (loss)						(5)	(5)		(5)
Stock issued under equity plans	849	25	3,313				3,338		3,338
Repurchase of shares					(20,193)		(20,193)		(20,193)
Stock-based compensation expense			10,080				10,080		10,080
Preferred stock dividends				(3,033)			(3,033)		(3,033)
As of November 28, 2025	63,605	$1,908	$565,105	$48,946	$(226,269)	$13	$389,703	$12,056	$401,759

			Additional Paid-in-capital			Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Stockholders’ Equity	Non- controlling Interest in Subsidiary
	Shares Issued	Amount		Retained Earnings	Treasury Shares				Total Equity
As of August 30, 2024	60,226	$1,807	$513,335	$29,985	$(153,756)	$10	$391,381	$7,827	$399,208
Net income	—	—	—	5,217	—	—	5,217	747	5,964
Other comprehensive income (loss)	—	—	—	—	—	9	9	—	9
Stock issued under equity plans	841	25	3,335	—	—	—	3,360	—	3,360
Repurchase of shares	—	—	—	—	(11,123)	—	(11,123)	—	(11,123)
Stock-based compensation expense	—	—	11,531	—	—	—	11,531	—	11,531
As of November 29, 2024	61,067	$1,832	$528,201	$35,202	$(164,879)	$19	$400,375	$8,574	$408,949
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Three Months Ended	November 28, 2025	November 29, 2024
Cash flows from operating activities
Net income (loss)	$6,055	$5,964
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	12,819	14,961
Amortization of debt issuance costs	658	953
Stock-based compensation expense	10,080	11,531
Loss on impairment of non-marketable equity investment	10,000	—
Deferred income taxes, net	85	211
Other	2,129	(712)
Changes in operating assets and liabilities:
Accounts receivable	(34,064)	(23,885)
Inventories	41,977	(93,380)
Other assets	(876)	705
Accounts payable and accrued expenses and other liabilities	(17,805)	97,471
Net cash provided by operating activities	31,058	13,819

Cash flows from investing activities
Capital expenditures and deposits on equipment	(2,853)	(1,836)
Proceeds from sales and maturities of investment securities	—	3,780
Purchases of held-to-maturity investment securities	—	(20,723)
Other	(521)	(143)
Net cash used for investing activities	(3,374)	(18,922)

Cash flows from financing activities
Payments to acquire common stock	(20,193)	(11,123)
Payment of preferred stock cash dividends	(3,133)	—
Proceeds from issuance of common stock	3,339	3,360
Net cash used for financing activities	(19,987)	(7,763)

Net increase (decrease) in cash, cash equivalents and restricted cash	7,697	(12,866)
Cash, cash equivalents and restricted cash at beginning of period	454,070	383,477
Cash, cash equivalents and restricted cash at end of period	$461,767	$370,611
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
The accompanying consolidated financial statements include the accounts of Penguin Solutions Cayman and its consolidated subsidiaries prior to the consummation of the U.S. Domestication, and the accounts of Penguin Solutions Delaware and its consolidated subsidiaries after the consummation of the U.S. Domestication. Unless stated otherwise or the context otherwise requires, references to “Penguin Solutions,” “we,” “us,” “our,” and the “Company” in the accompanying consolidated financial statements (i) for periods prior to the consummation of the U.S. Domestication refer to Penguin Solutions Cayman and its consolidated subsidiaries and (ii) for periods at or after the consummation of the U.S. Domestication refer to Penguin Solutions Delaware and its consolidated subsidiaries.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended August 29, 2025 (the “2025 Annual Report”) and the applicable rules and regulations of the SEC regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the accompanying unaudited consolidated financial statements contain all necessary adjustments, consisting of a normal recurring nature, to fairly state the financial information set forth herein. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2025 Annual Report.
Fiscal Year: Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2026 and 2025 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated.
Recently Issued Accounting Standards
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Improvements to the Accounting for and Disclosure of Internal-Use Software, which replaces the previous stage-based model for capitalizing internal-use software development costs with a principles-based approach. Under the new guidance, capitalization begins when management authorizes and commits to funding a project and it is probable the project will be completed and used as intended. The ASU also incorporates website development guidance into Accounting Standards Codification (“ASC”) 350-40 and introduces the concept of “significant development uncertainty,” which, if present, would delay capitalization. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those years, with early adoption permitted at the beginning of an annual period. The new guidance may be applied prospectively, retrospectively, or using a modified prospective approach. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures, though we do not expect there to be a material impact.

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
Cash and Investments
As of November 28, 2025 and August 29, 2025, all of our debt securities, the fair values of which approximated their carrying values, were classified as held to maturity. As of November 28, 2025, restricted cash, which is included in other noncurrent assets, was $0.3 million. Cash, cash equivalents and short-term investments were as follows:

	As of November 28, 2025		As of August 29, 2025
	Cash and Cash Equivalents	Short-term Investments	Cash and Cash Equivalents	Short-term Investments
Cash	$434,306	$—	$426,870	$—
Level 1:
Money market funds	27,145	—	26,884	—
	$461,451	$—	$453,754	$—
Non-marketable Equity Investments
As of both November 28, 2025 and August 29, 2025, other noncurrent assets included $43.0 million and $53.0 million, respectively, of non-marketable equity investments, which are accounted for under the measurement alternative at cost less impairment, if any. In the event an observable price change occurs in an orderly transaction for an identical or a similar investment, the carrying value of investments would be remeasured to fair value as of the date that the observable transaction occurred, with any resulting gains or losses recorded in net income (loss).
During the quarter ended November 28, 2025, the Company identified several significant qualitative impairment indicators related to one of its non-marketable equity investments. These indicators included substantial deterioration in the investee’s financial condition, liquidity position, and operating performance, as well as significant leadership and governance changes. Collectively, these factors raised substantial doubt regarding the Company’s ability to recover the carrying value of the investment.
In accordance with ASC 321, the Company evaluated the fair value of the investment, taking into consideration the investee’s financial condition, operational viability, and overall governance environment. Based on this assessment, the Company concluded that the fair value of the investment was effectively zero as of the reporting date.
As a result, the Company recognized a full impairment charge of $10.0 million during the quarter ended November 28, 2025. The impairment is recorded within Other non-operating expense in the Consolidated Statements of Operations. Following the impairment, the carrying amount of the investment is zero.
The Company may have certain rights or claims in the event the investee pursues a formal restructuring or bankruptcy process. However, due to significant uncertainty regarding the recoverability of any amounts and the investee’s insolvency, no potential recoveries have been recognized as of the reporting date. The Company will continue to monitor developments and will recognize any future proceeds, if realized, in the period received within net income (loss).
Accounts Receivable
We continue to maintain a trade receivable sales program that allows us to sell certain of our trade receivables up to $60.0 million, on a non-recourse basis to a third-party financial institution. As of November 28, 2025, there have been no trade accounts receivable sold under this program.
Inventories

As of	November 28, 2025	August 29, 2025
Raw materials	$108,272	$92,393
Work in process	27,199	32,002
Finished goods	77,734	130,787
	$213,205	$255,182
As of November 28, 2025 and August 29, 2025, 13% and 21%, respectively, of total inventories were owned and held under our logistics services program.
Property and Equipment

As of	November 28, 2025	August 29, 2025
Equipment	$90,724	$90,160
Buildings and building improvements	70,275	69,245
Furniture, fixtures and software	44,261	46,784
Land	14,983	14,983
	220,243	221,172
Accumulated depreciation	(129,860)	(128,569)
	$90,383	$92,603
Depreciation expense for property and equipment was $5.1 million and $5.0 million in the first quarter of 2026 and 2025, respectively.

Intangible Assets and Goodwill

	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
As of	November 28, 2025		August 29, 2025
Intangible assets:
Technology	$144,984	$(89,500)	$144,445	$(83,375)
Customer relationships	33,000	(14,641)	33,000	(13,602)
Trademarks/trade names	15,786	(9,061)	15,786	(8,500)
	$193,770	$(113,202)	$193,231	$(105,477)

Goodwill by segment:
Advanced Computing	$131,175		$131,175
Integrated Memory	14,720		14,720
	$145,895		$145,895
In the first quarter of 2026 and 2025, we capitalized $0.5 million and $0.4 million, respectively, for intangible assets with weighted-average useful lives of 18.6 years and 18.5 years, respectively. Amortization expense for intangible assets was $7.7 million and $9.9 million in the first quarter of 2026 and 2025, respectively. Amortization expense is expected to be $25.0 million for the remainder of 2026, $29.7 million for 2027, $10.0 million for 2028, $6.1 million for 2029, $5.4 million for 2030 and $4.4 million for 2031 and thereafter.
Accounts Payable and Accrued Expenses

As of	November 28, 2025	August 29, 2025
Accounts payable (1)	$304,938	$267,498
Salaries, wages and benefits	20,894	34,169
Income and other taxes	16,953	15,304
Other	4,741	1,790
	$347,526	$318,761
(1)Included in accounts payable for property and equipment of $1.2 million and $1.7 million as of November 28, 2025 and August 29, 2025, respectively.
Debt

As of	November 28, 2025	August 29, 2025
2030 Notes	194,201	193,906
2029 Notes	148,132	147,987
2026 Notes	19,974	19,945
2025 Loans	100,000	100,000
	462,307	461,838
Less current debt	(19,974)	(19,945)
Long-term debt	$442,333	$441,893
Credit Agreement
On February 7, 2022, Penguin Solutions and SMART Modular Technologies, Inc. (collectively, the “Borrowers”) entered into a credit agreement, subsequently amended (the “2022 Amended Credit Agreement”), with a syndicate of banks and Citizens Bank, N.A., as administrative agent that provided for a term loan credit facility (the “Amended 2022 TLA”) and a revolving credit facility (the “2022 Revolver”), in each case, maturing on February 7, 2027.

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
As of November 28, 2025, there was $100.0 million of principal amount outstanding under the 2025 Loans, and unamortized issuance costs were $3.5 million.
Convertible Senior Notes
Convertible Senior Notes Interest
Unamortized debt discount and issuance costs are amortized over the terms of our Convertible Senior Notes due 2026 (the “2026 Notes”), our 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) and our 2.00% Convertible Senior Notes due 2030 (the “2030 Notes,” and together with the 2026 Notes and the 2029 Notes, the “Convertible Senior Notes”) using the effective interest method. As of November 28, 2025 and August 29, 2025, the effective interest rate for our 2026 Notes was 2.83%. As of November 28, 2025 and August 29, 2025, the effective interest rate for our 2029 Notes was 2.40%. As of November 28, 2025 and August 29, 2025, the effective interest rate for our 2030 Notes was 2.65%. Aggregate interest expense for our Convertible Senior Notes consisted of contractual stated interest and amortization of issuance costs and included the following:

	Three Months Ended
	November 28, 2025	November 29, 2024
Contractual stated interest	$1,842	$1,842
Amortization of debt issuance costs	470	458
	$2,312	$2,300
Maturities of Debt
As of November 28, 2025, maturities of debt were as follows:

2026	$20,000
2027	—
2028	—
2029	150,000
2030	300,000
2031 and thereafter	—
Less unamortized discount and issuance costs	(7,693)
$462,307

Leases
We have operating leases through which we utilize facilities, offices, and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

	Three Months Ended
	November 28, 2025	November 29, 2024
Fixed lease cost	$2,818	$2,975
Variable lease cost	583	448
Short-term lease cost	413	468
	$3,814	$3,891
Cash flows from operating activities included payments for operating leases of $1.5 million and $2.3 million in the first quarter of 2026 and 2025, respectively.
As of November 28, 2025 and August 29, 2025, the weighted-average remaining lease term for our operating leases was 9.6 years and 10.1 years, respectively, and the weighted-average discount rate was 6.1% and 6.1%, respectively. Certain of our operating leases include one or more options to extend the lease term for periods from 2 years to 5 years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms.
As of November 28, 2025, minimum payments of lease liabilities were as follows:

Remainder of 2026	$7,247
2027	9,549
2028	9,540
2029	9,617
2030	9,788
2031 and thereafter	43,828
89,569
Less imputed interest	(22,471)
Present value of total lease liabilities	$67,098
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

As of June 30, 2025, we recorded $202.7 million of Issued CPS within temporary equity on the consolidated balance sheet. As of August 29, 2025 and November 28, 2025, we did not adjust the carrying values of the Issued CPS to the redemption values of such shares because a deemed liquidation event did not occur and the shares were not probable of becoming redeemable in the future as of the consolidated balance sheet date.

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

Delaware Certificate of Designation for Convertible Preferred Stock
On June 27, 2025, in connection with the U.S. Domestication, Penguin Solutions Delaware executed and adopted the CPS Delaware Certificate of Designation that sets forth the terms, rights and obligations of the Issued CPS. The principal attributes of the Issued Cayman CPS and the Issued CPS are substantially the same, subject to changes to give effect to requirements of Delaware law. Refer to the Certificate of Designation of Penguin Solutions, Inc., effective as of June 27, 2025, filed as Exhibit 3.3 hereto, to the description of the Issued CPS contained in the description of the Registrant’s capital stock, filed as Exhibit 4.1 to the 2025 Annual Report, and to the information under the heading “Comparison of Rights of Cayman Islands Shareholders and Delaware Stockholders” in Penguin Solutions Cayman’s definitive proxy statement on Schedule 14A filed with the SEC on May 2, 2025.
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

Dividends
The shares of Issued CPS entitle the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option, subject to certain conditions, including a stock issuance limitation. We declared and paid preferred cash dividends of $3.1 million in the first quarter of 2026. As of November 28, 2025, we accrued preferred dividends of $0.4 million.

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
Equity
Penguin Solutions Stockholders’ Equity
Common Stock Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million stock repurchase authorization (the “2022 Authorization”), under which we may repurchase our outstanding common stock from time to time through open market purchases, privately-negotiated transactions or otherwise. On each of January 8, 2024 and October 6, 2025, the Audit Committee of the Board of Directors approved additional $75.0 million stock repurchase authorizations (the “2024 Authorization” and “2025 Authorization,” respectively, and together, the “Current Authorizations”). The Current Authorizations, which consist solely of amounts approved pursuant to the 2024 Authorization and 2025 Authorization as all amounts under the 2022 Authorization have been utilized, have no expiration date but may be suspended or terminated by the Board of Directors at any time. In the first quarter of 2026 and 2025, we repurchased 791 thousand and 467 thousand shares of common stock for $15.0 million and $7.8 million, respectively, under the Current Authorizations. As of November 28, 2025, an aggregate of $96.5 million remained available for the repurchase of our common stock under the Current Authorizations. Certain of our agreements, including the 2025 Credit Agreement, the SKT Purchase Agreement and the CPS Delaware Certificate of Designation, contain restrictions that limit our ability to repurchase our common stock.
Other Stock Repurchases
Common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as common stock repurchases. In the first quarter of 2026 and 2025, we repurchased 235 thousand and 213 thousand shares of common stock as payment of withholding taxes for $5.2 million and $3.3 million, respectively.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component in the first quarter of 2026 were as follows:

Gains (Losses) on Investments
As of August 29, 2025	$28

Other comprehensive income (loss) before reclassifications	13
Reclassifications out of accumulated other comprehensive income	—
Other comprehensive income (loss)	13
As of November 28, 2025	$41

Fair Value Measurements

	Fair Value	Carrying Value	Fair Value	Carrying Value
As of	November 28, 2025		August 29, 2025
Assets:
Derivative financial instruments	$4,300	$4,300	$4,223	$4,223

Liabilities:
2030 Notes	$207,726	$194,201	$224,048	$193,906
2029 Notes	$175,356	$148,132	$197,363	$147,987
2026 Notes	$22,838	$19,974	$25,713	$19,945
The deferred cash adjustment resulting from the divestiture of an 81% interest in Zilia Technologies Indústria e Comércio de Componentes Eletrônicos Ltda. (formerly SMART Modular Technologies do Brasil - Indústria e Comércio de Componentes Ltda.) is accounted for as a derivative financial instrument and is revalued at the end of each reporting period. The asset’s fair value, as measured on a recurring basis, was based on Level 2 measurements, including market-based observable inputs of interest rates and credit-risk spreads.
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
Equity Plans
As of November 28, 2025, 3.6 million shares of our common stock were available for future awards under our equity plans.

Restricted Stock Awards and Restricted Stock Units Awards (“Restricted Awards”)
Restricted Award activity was as follows:

	Three Months Ended
	November 28, 2025	November 29, 2024
Restricted awards granted	1,500	635
Weighted-average grant date fair value per share	$21.46	$30.25
Aggregate vesting date fair value of shares vested	$13,364	$9,028
As of November 28, 2025, total unrecognized compensation costs for unvested Restricted Awards were $95.4 million, which were expected to be recognized over a weighted-average period of 2 years, 10 months.
Employee Stock Purchase Plan (“ESPP”)
Under our ESPP, employees purchased 247 thousand shares of common stock for $3.3 million in the first quarter of 2026 and 253 thousand shares of common stock for $3.2 million in the first quarter of 2025.

Stock-Based Compensation Expense
Stock-based compensation expense for our continuing operations was as follows:

	Three Months Ended
	November 28, 2025	November 29, 2024
Stock-based compensation expense by caption:
Cost of sales	$1,386	$1,643
Research and development	1,494	1,689
Selling, general and administrative	7,200	8,199
	$10,080	$11,531
Income tax benefits for stock-based awards were $1.4 million in the first quarter of 2026, respectively, and $1.5 million in the first quarter of 2025, respectively.
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

	Three Months Ended
	November 28, 2025	November 29, 2024
Cost of materials and services invoiced in connection with logistics services	$262,185	$212,947
Customer Contract Balances

As of	November 28, 2025	August 29, 2025
Contract assets (1)	$2,696	$1,929

Contract liabilities: (2)
Deferred revenue	$59,326	$89,943
Customer advances	24,213	21,525
	$83,539	$111,468
(1)Contract assets are included in other current and noncurrent assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customers are expected to take control of the asset or receive the benefit of the service.
Contract assets represent amounts recognized as revenue for which we do not have the unconditional right to consideration.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of November 28, 2025, we expect to recognize revenue of $47.9 million of the balance of $59.3 million in the next 12 months and the remaining amount thereafter. In the first quarter of 2026, we recognized revenue of $42.6 million from satisfying performance obligations related to amounts included in deferred revenue as of August 29, 2025. In addition, as of November 28, 2025, other current liabilities included $15.2 million that is not included in the above remaining performance obligations. While this liability relates to amounts received from customers in connection with arrangements that are cancellable at the customer’s discretion, we have not had to refund any such amounts to our customers in the periods presented.
Customer advances, which is included in other current liabilities in the accompanying consolidated balance sheets, represent amounts received from customers for advance payments to secure product. In the first quarter of 2026, we recognized revenue of $18.9 million from satisfying performance obligations related to amounts included in customer advances as of August 29, 2025.
As of November 28, 2025 and August 29, 2025, other current liabilities included $16.8 million and $17.7 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In recent periods, we executed plans that included the elimination of certain projects across our businesses, which resulted in workforce reductions. In connection therewith, we recorded restructuring charges of $4.7 million and $0.1 million in the first quarter of 2026 and 2025, respectively, consisting solely of employee severance costs and other benefits, reflected in Other Operating (Income) Expense in the Consolidated Statements of Operations. These charges were primarily concentrated in the period management defined, committed, and communicated the plan, and therefore, they were accrued and recorded in the respective period announced. We anticipate there will be additional restructuring activities in future quarters, for which we will record additional charges.
The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above:

As of August 29, 2025	$1,063
Additions	4,742
Cash payments	(3,516)
As of November 28, 2025	$2,289
The 2026 beginning restructuring liability balance was $1.1 million, of which $0.3 million remained outstanding as of November 28, 2025. The total unpaid balance as of November 28, 2025 was $2.3 million, and it is expected to be fully paid by the end of 2026.

Other Non-operating (Income) Expense

	Three Months Ended
	November 28, 2025	November 29, 2024
Loss (gain) from changes in foreign currency exchange rates	1,212	1,028
Loss (gain) on disposition of assets	(19)	(20)
Loss (gain) on non-marketable equity investments	10,000	—
Other	482	(372)
	$11,675	$636
Income Taxes

	Three Months Ended
	November 28, 2025	November 29, 2024
Income (loss) before taxes	$7,860	$12,324
Income tax provision (benefit)	$1,805	$6,360
Effective tax rate	23.0%	51.6%

Income taxes include a provision (benefit) for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items, which are fully recognized in the period they occur. We have determined our interim income tax provision (benefit) by applying the annual estimated effective income tax rate expected to be applicable for the full fiscal year to the income (loss) before taxes for jurisdictions which are subject to income tax. In determining the full year estimate, we do not include the impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax provision (benefit) and income (loss) before taxes. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate. Additionally, our income tax provision (benefit) is subject to volatility and could be impacted by changes in our geographic earnings, non-deductible share-based compensation and certain tax credits.
The effective tax rate was 23.0% in the first quarter of 2026 and was higher than the U.S. statutory tax rate of 21.0% primarily due to cross border tax costs, state income taxes, and nondeductible compensation paid to officers, partially offset by foreign operations which reflects the impact of lower tax rates in locations outside the U.S. and tax credits. The effective tax rate was 51.6% in the first quarter of 2025, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, withholding taxes, tax credits, and state income taxes.
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

Earnings Per Share
We calculate basic earnings per common share (“EPS”) pursuant to the two-class method as a result of the issuance of the Issued CPS. The two-class method is an earnings allocation formula that determines EPS for common shares and participating securities according to dividend and participation rights in undistributed earnings. Under this method, all current period earnings, distributed and undistributed, are allocated to common stock and participating securities based on their respective rights to receive dividends. The Issued CPS is considered a participating security. The Issued CPS is not included in the computation of basic EPS in periods in which we have a net loss, as the Issued CPS is not contractually obligated to share in our net losses.
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
Dilutive potential common stock includes outstanding share options, unvested restricted share units, Convertible Senior Notes and Convertible Preferred Shares.
The following table summarizes the computation of basic and diluted EPS under the two-class or if-converted method in applicable periods, as well as the anti-dilutive shares excluded:

	Three Months Ended
	November 28, 2025	November 29, 2024
Net income (loss) attributable to Penguin Solutions – Basic and Diluted	$5,270	$5,217
Less: Preferred stock dividends	3,033	—
Income available for distribution	2,237	5,217
Income allocated to participating securities	231	—
Net income available to common stockholders	$2,006	$5,217

Weighted-average shares outstanding – Basic	52,900	53,482
Dilutive effect of equity plans and Convertible Senior Notes	2,091	830
Weighted-average shares outstanding – Diluted	54,991	54,312

Earnings (loss) per share:
Basic	$0.04	$0.10
Diluted	$0.04	$0.10

Unweighted anti-dilutive shares:
Equity plans	662	1,371
Convertible Senior Notes	—	—
Preferred stock	6,096	—
	6,758	1,371
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

	Three Months Ended
	November 28, 2025	November 29, 2024
Net sales:
Advanced Computing	$151,452	$177,426
Integrated Memory	136,521	96,706
Optimized LED	55,098	66,970
Total net sales	$343,071	$341,102

Costs of Goods Sold
Advanced Computing	$99,678	$114,931
Integrated Memory	105,528	75,565
Optimized LED	34,944	45,484
Total Costs of Goods Sold	240,150	235,980

Operating Expense
Advanced Computing	$29,655	$32,379
Integrated Memory	15,061	14,024
Optimized LED	16,677	17,801
Total Operating Expenses	61,393	64,204

Segment operating income:
Advanced Computing	$22,119	$30,117
Integrated Memory	15,932	7,116
Optimized LED	3,477	3,685
Total segment operating income	41,528	40,918

Reconciliation of profit (loss)
Stock-based compensation expense	(10,080)	(11,531)
Amortization of acquisition-related intangibles	(7,508)	(9,755)
Cost of sales-related restructuring	483	42
Diligence, acquisition and integration expense	—	(833)
Redomiciliation costs	—	(1,243)
Restructuring charges	(4,742)	(109)
Other	(99)	(133)
Total unallocated	(21,946)	(23,562)
Total non-operating expense	$(11,722)	$(5,032)
Income (loss) before taxes	$7,860	$12,324

Depreciation included in segment operating income was as follows:

	November 28, 2025	November 29, 2024
Advanced Computing	$2,135	$1,779
Integrated Memory	889	924
Optimized LED	2,070	2,314
	$5,094	$5,017
Related Party Transactions
From time to time, we may enter into an agreement with a related party in the ordinary course of business. These agreements are reviewed and approved or ratified by the Audit Committee of the Board pursuant to our related person transaction policy. We follow ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions, under which related parties are defined as members of our Board of Directors, affiliates of the Company, management and principal owners of our outstanding stock and members of their immediate families. Related parties also include any other person or entity with significant influence over our management or operations. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. We assess related parties each reporting period.
On May 26, 2025, we entered into an agreement with SKT, a related party, under which we subsequently entered into statements of work to provide solutions to support SKT’s future AI data center infrastructure initiatives. SKT, through Astra AI Infra, a special purpose vehicle formed by SKT, holds more than 10% of the voting interest of the Company. Additionally, Min Yong Ha, an executive of SKT, is a member of our Board of Directors. At the beginning of fiscal 2026 we had $18.3 million in cash deposits recorded as a contract liability. During the quarter ended November 28, 2025, we recognized revenue of $32.2 million, on the fulfillment of AI hardware solutions and installation services. As of November 28, 2025, $15.1 million remained outstanding in accounts receivable.
Subsequent Events
On December 29, 2025, the Company entered into a certain Stock Transfer Agreement (the “Stock Transfer Agreement”), by and among the Company, Lexar Europe B.V., a company organized under the laws of the Netherlands (“Buyer”), Zilia Technologies Indústria e Comércio de Componentes Eletrônicos Ltda., a sociedade limitada governed by the laws of Brazil (“Zilia Technologies”), Shenzhen Longsys Electronics Co., Ltd., a company limited by shares governed by the laws of the People’s Republic of China (“Parent”), and Shanghai Intelligent Memory Semiconductor Co., Ltd., a limited liability company governed by the laws of the People’s Republic of China (“Parent Funding Entity”, together with Buyer and Parent, the “Parent Group Companies” and each a “Parent Group Company”).
Pursuant to the Stock Transfer Agreement, the Company will sell its equity interest in Zilia Technologies to the Buyer for a gross cash purchase price of $46.1 million (the “Transaction”). The closing of the Transaction is subject to customary closing conditions and is expected to occur on or about March 30, 2026, or such earlier date as may be mutually agreed. If certain required approvals have not been obtained by March 30, 2026, the closing is expected to occur no later than April 28, 2026.
The Company’s equity investment in Zilia Technologies is accounted for under the measurement alternative accordance with ASC 321, Investments – Equity Securities, and had a carrying value of $37.8 million as of November 28, 2025. As of the date of filing of this Form 10-Q, the Transaction has not closed and the investment continues to be carried at its historical cost basis, adjusted for any previously recognized impairments or observable price changes, as applicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report and in the 2025 Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties and other factors. Our actual results could differ materially from those contained in these forward-looking statements due to a number of risks, uncertainties and other factors, including those discussed below and elsewhere in this Quarterly Report and in the 2025 Annual Report. See also “Cautionary Note Regarding Forward-Looking Statements.”
Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2026 and 2025 each contain 52 weeks. All period references are to our fiscal periods unless otherwise indicated. All tabular amounts are in thousands, except percentages.
Overview
On June 30, 2025, we completed the U.S. Domestication of the parent company of our corporate group, Penguin Solutions Cayman, from the Cayman Islands to the State of Delaware in the United States, resulting in Penguin Solutions Delaware becoming our publicly traded parent company and the successor issuer to Penguin Solutions Cayman. The financial information in this Quarterly Report for periods prior to the completion of the U.S. Domestication relates to Penguin Solutions Cayman. Unless stated otherwise or the context requires otherwise, the terms “Penguin Solutions,” “Company,” “we,” “our,” “us” or similar terms (i) for periods prior to the effectiveness of the U.S. Domestication, refer to Penguin Solutions Cayman and its consolidated subsidiaries and (ii) for periods at or after the completion of the U.S. Domestication, refer to Penguin Solutions Delaware and its consolidated subsidiaries. See “Explanatory Note” and “About this Quarterly Report” above.
For an overview of our business, see “PART I - Item 1. Business” of the 2025 Annual Report.
Factors Affecting Our Operating Performance
Macro-Economic Demand Factors: Our business segments each have their own unique set of demand factors. Our Advanced Computing business is driven by demand for our High Performance Computing (HPC) and AI products, as well as traditional workload optimization and efficiency applications. We expect increased AI adoption and broader implementation by enterprises within but not limited to verticals such as financial services, oil and gas, telecommunications, manufacturing and education, as well as increased sovereign AI adoption, as organizations seek scalable infrastructure solutions, though the extent and timing of such adoption and implementation may vary and may affect our results of operations. Demand in our Integrated Memory segment is driven by end-market demand from OEMs for customer-specific solutions in vertical markets such as industrial, government, networking, HPC and enterprise storage, as well as emerging demand for higher density and greater bandwidth solutions for AI deployments, and we anticipate growing demand for higher performance and reliability memory solutions, such as our CXL family of products, to support both traditional use cases and increasingly complex AI applications, although there can be no assurance that such demand will materialize as expected or at all. Finally, demand for our Optimized LED products is derived from targeted end-market applications, such as general high-power and mid-power lighting and specialty lighting, including video display and horticulture applications. However, broader macro-economic trends, including regional market demand and the global macro-economic environment, global conflicts impacting international relations, recessionary indicators, high inflation rates, uncertainty and costs associated with trade policies and tariffs, and interest rates, can adversely affect all three segments concurrently.

Shifts in the Mix and Timing of Our Revenue: Shifts in the mix of revenue from our operating segments, and in the timing of revenue, which can vary significantly from period to period, have impacted and can continue to impact our business and results of operations, including gross and operating margins. For example, our Advanced Computing segment has shown solid growth, but is subject to variability in its sales and margin profile from period to period due to factors such as the following: recognition of revenue sometimes being tied to customer decisions as to the completion of delivery and system go-live events; certain sales being affected by the timing of customer deployments and shipments or customer budget considerations; changes in customer spending on our products and services (including as a result of the macro-economic demand factors discussed above); the impact of customer churn rates (including discounting and churn of significant customers from whom we derive a significant percentage of our revenue); discontinuation of certain of our products from time to time; shifts in our customer mix, including expected trends with respect to growth in demand from non-hyperscaler customers for HPC and AI solutions; and margin being driven by the proportion of higher margin software and managed services within our Advanced Computing sales. Our resource commitments and planning for each segment are relatively fixed in the short term, and as such, variability in expected revenue mix may have direct implications for our operating income and margins. Our Integrated Memory business has gross margins which are lower than the Company average and if revenue from this business grows faster than revenue for the Company overall, it may negatively impact total Company gross margins. Additionally, our revenue and margins will be negatively impacted by the winding down of our Penguin Edge business, which we expect to wind down and discontinue prior to the end of fiscal 2026. The comparability of our results of operations against prior periods will also be affected following the wind down of our Penguin Edge business.

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

Disruptions in Our Supply Chain May Adversely Affect Our Businesses: We depend on third-party suppliers for key components of our products as well as certain raw materials, such as commodity DRAM components from offshore foundries that we use in our specialty memory products, third-party wafers that we use in our memory and LED businesses and HPC and AI components for our Advanced Computing business; the costs of such components and raw materials may fluctuate from time to time due to market conditions. In our memory and LED businesses, we have adopted a “Fab-Light” business model to reduce our capital expenditures and operating expenses, while affording greater flexibility in adapting to shifts in demand and other market trends. Our Fab-Light business model contributed to margin expansion in our overall business. However, our reliance on third-party manufacturers exposes us to risk of supply chain disruption and lost business. For example, constrained memory supply may affect our ability to meet demand in our Integrated Memory business on a timely basis or at all, and the global semiconductor shortage, particularly during its peak, has adversely affected our results of operations. In addition, in our Advanced Computing business, where we source components from third parties, the high demand for and limited supply of AI components globally, as well as any delays in the production of such components, continues to affect our sourcing of these components and the timing of deployments. In particular, we continue to experience extended lead times for certain components that are incorporated into our overall solutions, which impacts how quickly we are able to ramp existing and new customer projects and may negatively affect gross margins due to changes in shipment timing and product mix. If such disruptions worsen or are prolonged, or if there is meaningful disruption in our supply arrangement with any of our third-party suppliers, our results of operations and financial condition may continue to be adversely affected.

Results of Operations

	Three Months Ended
	November 28, 2025		November 29, 2024
Net sales:
Advanced Computing	$151,452	44.1%	$177,426	52.0%
Integrated Memory	136,521	39.8%	96,706	28.4%
Optimized LED	55,098	16.1%	66,970	19.6%
Total net sales	343,071	100.0%	341,102	100.0%
Cost of sales	246,962	72.0%	243,290	71.3%
Gross profit	96,109	28.0%	97,812	28.7%

Operating expenses:
Research and development	18,693	5.4%	19,811	5.8%
Selling, general and administrative	53,092	15.5%	60,536	17.7%
Other operating expense	4,742	1.4%	109	—%
Total operating expenses	76,527	22.3%	80,456	23.6%
Operating income	19,582	5.7%	17,356	5.1%

Non-operating (income) expense:
Interest expense, net	47	—%	4,396	1.3%
Other non-operating (income) expense	11,675	3.4%	636	0.2%
Total non-operating (income) expense	11,722	3.4%	5,032	1.5%
Income (loss) before taxes	7,860	2.3%	12,324	3.6%

Income tax provision (benefit)	1,805	0.5%	6,360	1.9%
Net income (loss)	6,055	1.8%	5,964	1.7%
Net income attributable to noncontrolling interest	785	0.2%	747	0.2%
Net income (loss) attributable to Penguin Solutions	5,270	1.6%	5,217	1.5%
Preferred stock dividends	3,033	0.9%	—	—%
Income available for distribution	2,237	0.7%	5,217	1.5%
Income allocated to participating securities	231	0.1%	—	—%
Net income available to common stockholders	$2,006	0.6%	$5,217	1.5%
Percentages represent percentage of total net sales. Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales increased by $2.0 million, or 0.6%, in the first quarter of 2026, compared to the same period in the prior year, primarily due to higher sales from our Integrated Memory business segment, partially offset by lower sales from our Advanced Computing and Optimized LED business segments. Integrated Memory net sales increased by $39.8 million, or 41.2%, in the first quarter of 2026, compared to the same period in the prior year, primarily due to higher sales volumes of Flash and DRAM products stemming from improved market demand and increased supply chain services. Advanced Computing net sales decreased by $26.0 million, or 14.6%, in the first quarter of 2026, compared to the same period in the prior year, primarily due to the ongoing wind down of our Penguin Edge business and lower hardware sales stemming from the timing of customer projects. Optimized LED net sales decreased by $11.9 million, or 17.7%, in the first quarter of 2026, compared to the same period in the prior year, reflecting a broad-based decline in demand across the business.
Cost of sales increased by $3.7 million, or 1.5%, in the first quarter of 2026, compared to the same period in the prior year. The increase was primarily driven by increased product sales from our Integrated Memory segment in the first quarter of 2026.
Gross margin decreased to 28.0% in the first quarter of 2026 compared to 28.7% in the same period in 2025, primarily due to the ongoing wind down of our high-margin Penguin Edge business.
Non-GAAP Measure of Segment Operating Income
Below is a table of our operating income, measured on a non-GAAP basis, which Penguin Solutions management uses to supplement Penguin Solutions’ financial results under GAAP to analyze its operations and make decisions as to future operational plans and which management believes provides supplemental non-GAAP information that is useful to investors in analyzing and assessing our past and future operating performance. These non-GAAP measures exclude certain items, such as stock-based compensation expense; amortization of acquisition-related intangible assets (consisting of amortization of developed technology, customer relationships, trademarks/trade names and backlog acquired in connection with business combinations); acquisition-related inventory adjustments; cost of sales-related restructuring; diligence, acquisition and integration expense; restructuring charges; impairment of goodwill; changes in the fair value of contingent consideration; redomiciliation costs; (gain) loss on non-marketable equity securities; and other infrequent or unusual items. While amortization of acquisition-related intangible assets is excluded, the revenues from acquired companies is reflected in our non-GAAP measures and these intangible assets contribute to revenue generation. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment and Other Information.”
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

	Three Months Ended
	November 28, 2025	November 29, 2024
GAAP operating income	$19,582	$17,356
Stock-based compensation expense	10,080	11,531
Amortization of acquisition-related intangibles	7,508	9,755
Cost of sales-related restructuring	(483)	(42)
Diligence, acquisition and integration expense	—	833
Redomiciliation costs (1)	—	1,243
Restructuring charges	4,742	109
Other (1)	99	133
Non-GAAP operating income	$41,528	$40,918

Non-GAAP operating income by segment:
Advanced Computing	$22,119	$30,117
Integrated Memory	15,932	7,116
Optimized LED	3,477	3,685
Total non-GAAP operating income by segment	$41,528	$40,918
(1) In the second quarter of 2025 we began breaking out redomiciliation costs from “Other.” All periods presented have been adjusted to reflect this change.
Advanced Computing operating income decreased by $8.0 million, or 26.6%, in the first quarter of 2026, as compared to the same period in the prior year, primarily due to the ongoing wind down of our Penguin Edge business.
Integrated Memory operating income increased by $8.8 million, or 123.9%, in the first quarter of 2026, as compared to the same period in the prior year, primarily due to increased net revenue stemming from improved market demand for Flash and DRAM products.
Optimized LED operating income decreased by $0.2 million, or 5.6%, in the first quarter of 2026, as compared to the same period in the prior year, primarily due to the decline in net sales, partially offset by lower personnel-related expenses due to headcount reductions.
Operating and Non-operating (Income) Expense
Research and Development
Research and development expense decreased by $1.1 million, or 5.6%, in the first quarter of 2026, as compared to the same period in the prior year, primarily due to lower personnel-related expenses mainly driven by headcount reductions, as well as lower subcontract services mainly within Advanced Computing.

Selling, General and Administrative
Selling, general and administrative expense decreased by $7.4 million, or 12.3%, in the first quarter of 2026, as compared to the same period in the prior year, primarily due to lower personnel-related expenses mainly driven by headcount reductions as well as lower subcontract services following the completion of our U.S. Domestication in the fourth quarter of 2025.
Other Operating (Income) Expense
Other operating expenses in the first quarter of 2026 and 2025 included restructuring charges of $4.7 million and $0.1 million, respectively, primarily for employee severance costs and other benefits resulting from workforce reductions, the elimination of certain projects across our businesses and other costs associated with the ongoing wind down of our Penguin Edge business. We anticipate that such activities will continue into future quarters, for which we expect to record additional restructuring charges.
Interest Expense, Net
Net interest expense decreased by $4.3 million in the first quarter of 2026, compared to the same period in the prior year, primarily due to the full repayment of the Amended 2022 TLA (as defined below) in the fourth quarter of 2025.
Other Non-operating (Income) Expense
Other non-operating (income) expense in the first quarter of 2026 includes a charge of $10.0 million for the impairment of a non-marketable equity investment. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Cash and Investments – Non-Marketable Equity Investments.”
In addition, other non-operating (income) expense in the first quarter of 2026 and 2025 included foreign currency gains (losses). See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Other Non-operating (Income) Expense.”
Income Tax Provision (Benefit)
Income tax provision in the first quarter of 2026 decreased by $4.6 million as compared to the same period in the prior year, primarily due to the benefits from the U.S. Domestication and changes in jurisdictional mix of earnings.
Our effective tax rate was 23.0% in the first quarter of 2026 and was higher than the U.S. statutory tax rate of 21.0% primarily due to cross border tax costs, state income taxes, and nondeductible compensation paid to officers, partially offset by foreign operations, which reflects the impact of lower tax rates in locations outside the U.S. and tax credits. The effective tax rate was 51.6% in the first quarter of 2025 and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, withholding taxes and state income taxes.
The global minimum tax under the Pillar Two framework became effective for us in the first quarter of 2025. While the impact on our consolidated financial statements is not expected to be material, our analysis is ongoing as the Organisation for Economic Co-operation and Development continues to release additional guidance and countries enact related legislation.
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Income Taxes.”
Liquidity and Capital Resources
As of November 28, 2025, we had cash, cash equivalents and short-term investments of $461.5 million, of which $282.4 million was held by subsidiaries outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, investments in working capital, research and development expenditures, and other operation expenses. We expect that future capital expenditures will focus on expansion of our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts, money market funds and time deposits. We do not acquire investments for trading or speculative purposes.

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
For additional details regarding the 2025 Credit Agreement, refer to “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Credit Agreement” in the 2025 Annual Report and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Credit Agreement” in this Quarterly Report.

Convertible Senior Notes
2026 Notes
In February 2020, we issued $250.0 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) pursuant to an indenture (the “2026 Indenture”) between us and U.S. Bank Trust Company National Association, as trustee. The 2026 Notes will mature on February 15, 2026, unless earlier converted, redeemed or repurchased.
On January 18, 2023, we exchanged $150.0 million principal amount of 2026 Notes for $150.0 million principal amount of new 2029 Notes (as defined below). On August 6, 2024, we repurchased $80.0 million aggregate principal amount of our 2026 Notes for $100.6 million cash (including payment for accrued interest) in privately-negotiated transactions. As of November 28, 2025, $20.0 million in aggregate principal amount of 2026 Notes were outstanding.
2029 Notes
In February 2023, we issued $150.0 million in aggregate principal amount of 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) pursuant to an indenture (the “2029 Indenture”), dated as of January 23, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes will mature on February 1, 2029, unless earlier converted, redeemed or repurchased. As of November 28, 2025, $150.0 million in aggregate principal amount of 2029 Notes were outstanding.
2030 Notes
On August 6, 2024 and August 14, 2024, we issued $175.0 million and $25.0 million aggregate principal amount, respectively, of our 2.00% Convertible Senior Notes due 2030 (collectively, the “2030 Notes,” and together with the 2026 Notes and the 2029 Notes, the “Convertible Senior Notes”) pursuant to, and governed by, an indenture (the “2030 Indenture”), dated August 6, 2024, between us and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes will mature on August 15, 2030, unless earlier converted, redeemed or repurchased. As of November 28, 2025, $200.0 million in aggregate principal amount of 2030 Notes were outstanding.
For additional details of the terms of our Convertible Senior Notes, refer to “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes” in the 2025 Annual Report and “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes” in this Quarterly Report.
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
For additional information on our capped call transactions, refer to “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Capped Calls” in the 2025 Annual Report.

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
On the closing date of the SKT Investment, we and Astra AI Infra entered into an Investor Agreement (the “Investor Agreement”), and the Certificate of Designation of Convertible Preferred Shares setting forth the terms, rights, and obligations of the Issued Cayman CPS (the “CPS Cayman Certificate of Designation”) became effective. The Investor Agreement and the CPS Cayman Certificate of Designation provided for certain rights and restrictions relating to the SKT Investment, including but not limited to board representation rights, pro rata rights, registration rights and consent rights, and standstill provisions, disposition restrictions and voting obligations.
On June 27, 2025, in connection with the U.S. Domestication, Penguin Solutions Delaware executed and adopted a Certificate of Designation of Convertible Preferred Stock (the “CPS Delaware Certificate of Designation”) that sets forth the terms, rights and obligations of a series of 200,000 shares of preferred stock of Penguin Solutions Delaware having a par value of $0.03 per share, designated as convertible preferred stock (the “Issued CPS”), which principal attributes remain substantially the same as prior to the U.S. Domestication, subject to changes to give effect to requirements of Delaware law. The shares of Issued CPS are convertible into shares of common stock at an initial conversion price of $32.81, subject to adjustment upon the occurrence of certain events, have an initial liquidation preference of 1x and are only be redeemable at our option, subject to certain conditions. The holder of Issued CPS may convert such holder’s Issued CPS into shares of common stock at any time, provided that the Issued CPS may, at our option, automatically be converted into shares of common stock on any date following the second anniversary of the closing upon certain conditions. The Issued CPS entitles the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option. Shares of Issued CPS are not redeemable upon or repurchased upon the election of the holders of Issued CPS. Refer to the CPS Delaware Certificate of Designation of Penguin Solutions, Inc., effective as of June 27, 2025, filed hereto as Exhibit 3.3, and to the section entitled “Comparison of Rights of Cayman Islands Shareholders and Delaware Stockholders” contained in Penguin Solutions Cayman’s definitive proxy statement filed with the SEC on May 2, 2025.
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
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Temporary Equity – Convertible Preferred Stock.”
Cash Flows

	Three Months Ended
	November 28, 2025	November 29, 2024
Net cash provided by operating activities	$31,058	$13,819
Net cash used for investing activities	(3,374)	(18,922)
Net cash used for financing activities	(19,987)	(7,763)
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,697	$(12,866)
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, stock-based compensation, gains and losses from investing or financing activities, and from the effects of changes in operating assets and liabilities.
Net cash provided by operating activities in the first quarter of 2026 consisted primarily of net income of $6.1 million, adjusted for non-cash items of $35.8 million. Operating cash flows were negatively affected by a $10.8 million net change in our operating assets and liabilities, primarily from the effects of a decrease of $17.8 million in accounts payable and accrued expenses and other liabilities primarily due to a decrease in deferred revenue from customer services, offset by lower accounts payable related to the timing of trade purchases, and an increase of $34.1 million in accounts receivable, primarily due to the timing of orders and an increase in Integrated Memory net revenue, and overall offset by a decrease of $42.0 million in inventories primarily related to a shift in intra-quarter timing of shipments.
Net cash provided by operating activities in the first quarter of 2025 consisted primarily of net income of $6.0 million, adjusted for non-cash items of $26.9 million. Operating cash flows were negatively affected by a $19.1 million net change in our operating assets and liabilities, primarily from the effects of an increase of $93.4 million in inventories, primarily to support our Advanced Computing business, and an increase of $23.9 million in accounts receivable due to increased sales, partially offset by the effects of an increase of $97.5 million in accounts payable and accrued expenses and other liabilities primarily due to higher customer deposits resulting from refundable amounts received from customers in advance of satisfying performance obligations.
Investing Activities: Net cash used for investing activities in the first quarter of 2026 consisted primarily of $2.9 million for capital expenditures and deposits on equipment.
Net cash used for investing activities in the first quarter of 2025 consisted primarily of $16.9 million net purchase of marketable investment securities and $1.8 million for capital expenditures and deposits on equipment.
Financing Activities: Net cash used for financing activities in the first quarter of 2026 consisted primarily of $20.2 million of payments to acquire our common stock (including $15.0 million under our stock repurchase program) and $3.1 million in payments of preferred stock cash dividends, partially offset by $3.3 million in proceeds from the issuance of common stock from our equity plans.
Net cash used for financing activities in the first quarter of 2025 consisted primarily of $11.1 million of payments to acquire our ordinary shares (including $7.8 million under our stock repurchase program), partially offset by $3.4 million in proceeds from the issuance of ordinary shares from our equity plans.
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
For a summary of our critical accounting estimates, see “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” of the 2025 Annual Report. There have been no material changes to our critical accounting estimates from those described in the 2025 Annual Report.
For a summary of our significant accounting policies, see “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Significant Accounting Policies” of this Quarterly Report and “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Significant Accounting Policies” of the 2025 Annual Report. There have been no material changes to our significant accounting policies from those described in the 2025 Annual Report.
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
Based on our monetary assets and liabilities denominated in foreign currencies as of November 28, 2025 and August 29, 2025, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $1.2 million and $2.7 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of November 28, 2025, we had $100.0 million outstanding under the 2025 Credit Agreement. In addition, the 2025 Credit Facility under the 2025 Credit Agreement provides for additional borrowings of up to $300.0 million for a total commitment of $400.0 million. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2025 Credit Facility were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $4.0 million per year.
As of November 28, 2025, we had cash, cash equivalents and short-term investments of $461.5 million. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions and in short-duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or decreases in interest rates would be expected to augment or reduce future interest income by an insignificant amount.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of November 28, 2025 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
During the first quarter of 2026, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “PART I. Financial Information – Item 1. Financial Statements – Notes to Consolidated Financial Statements – Commitments and Contingencies” and “Item 1A. Risk Factors.”
Item 1A. Risk Factors
There have been no material changes to the risks described in “PART I – Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 29, 2025 (the “2025 Annual Report”). You should carefully consider the risks and uncertainties and the other information in our 2025 Annual Report and in this Quarterly Report, including “PART I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Our business, financial condition or results of operations could be materially and adversely affected if any of these risks occur and, as a result, the market price of our common stock could decline and you could lose all or part of your investment.
This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” for additional information. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including the risks facing our Company described in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On April 4, 2022, our Board of Directors approved a $75.0 million stock repurchase authorization (the “2022 Authorization”), under which we may repurchase our outstanding common stock from time to time through open market purchases, privately-negotiated transactions or otherwise. On each of January 8, 2024 and October 6, 2025, the Audit Committee of the Board of Directors approved additional $75.0 million stock repurchase authorizations (the “2024 Authorization” and “2025 Authorization,” respectively, and together, the “Current Authorizations”). The Current Authorizations, which consist solely of amounts approved pursuant to the 2024 Authorization and 2025 Authorization as all amounts under the 2022 Authorization have been utilized, have no expiration date but may be suspended or terminated by the Board of Directors at any time. As of November 28, 2025, an aggregate of $96.5 million remained available for the repurchase of our common stock under the Current Authorizations. Certain of our agreements, including the 2025 Credit Agreement, the SKT Purchase Agreement and the CPS Delaware Certificate of Designation, contain restrictions that limit our ability to repurchase our common stock.
The following table sets forth information relating to repurchases of our equity securities during the three months ended November 28, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 30, 2025 - September 26, 2025	—	$—	—	$36,510,000
September 27, 2025 - October 24, 2025	58,074	$21.73	58,074	$110,248,000
October 25, 2025 - November 28, 2025	732,861	$18.75	732,861	$96,510,000
	790,935	$18.96	790,935
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 11, 2025, Joseph Clark, our President of Optimized LED, adopted a Rule 10b5-1 trading arrangement (the “Clark 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Clark 10b5-1 Plan provides for the sale of up to (i) 52,943 shares of common stock, plus (ii) one-half of the net shares of common stock that may be acquired by Mr. Clark upon the future vesting of 27,513 restricted stock units and all of the net shares of common stock that may be acquired by Mr. Clark upon the future vesting of up to 30,932 performance-based restricted stock units (net of shares of common stock surrendered to Penguin Solutions to satisfy tax withholding obligations in connection with vesting), each subject to pre-established limit prices, commencing on February 10, 2026 and continuing until all shares are sold or until July 30, 2027, whichever occurs first.
On November 11, 2025, Anne Kuykendall, our Senior Vice President and Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement (the “Kuykendall 10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Kuykendall 10b5-1 Plan provides for the sale of up to (i) 28,000 shares of common stock, plus (ii) 25% of the net shares of common stock that may be acquired by Ms. Kuykendall upon the future vesting of 18,043 restricted stock units (net of shares of common stock surrendered to Penguin Solutions to satisfy tax withholding obligations in connection with vesting), each at market price, commencing on February 25, 2026 and continuing until all shares are sold or until December 31, 2026, whichever occurs first.
During the fiscal quarter ended November 28, 2025, no other officers or directors of Penguin Solutions adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 6. Exhibits
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Penguin Solutions, Inc., effective as of June 27, 2025		8-K12B	001-38102	3.1	06/30/2025
3.2	Amended and Restated Bylaws of Penguin Solutions, Inc., effective as of June 30, 2025		8-K12B	001-38102	3.3	06/30/2025
3.3	Certificate of Designation of Convertible Preferred Stock, effective as of June 27, 2025		8-K12B	001-38102	3.2	06/30/2025
4.1	Form of Common Stock Certificate		S-8 POS	333-286347	4.1	06/30/2025
4.2	Amended and Restated Investor Agreement, dated as of June 30, 2025, by and between Penguin Solutions Delaware and Astra AI Infra LLC		8-K12B	001-38102	4.4	06/30/2025
10.1*	Amended and Restated Offer Letter by and between Penguin Solutions, Inc. and Tony Frey, dated July 29, 2025	X
10.2**
Stock Transfer Agreement, dated as of December 29, 2025, by and among SMART Modular Technologies (LX) S.à. r.l., Lexar Europe B.V., Zilia Technologies Indústria e Comércio de Componentes Eletrônicos Ltda., Shenzhen Longsys Electronics Co., Ltd., and Shanghai Intelligent Memory Semiconductor Co., Ltd.
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

Penguin Solutions, Inc.
Date: January 6, 2026	By:	/s/ Mark Adams
Mark Adams
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 6, 2026	By:	/s/ Nate Olmstead
Nate Olmstead
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

