Form 10-Q
period 2026-02-27
Penguin Solutions, Inc.
filed 2026-04-01
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 27, 2026, the registrant had 50,747,508 shares of common stock outstanding.

Explanatory Note
On June 30, 2025, we completed the redomiciliation of the parent company of our corporate group, Penguin Solutions (Cayman), Inc. (formerly known as Penguin Solutions, Inc.), a Cayman Islands exempted company (“Penguin Solutions Cayman”), from the Cayman Islands to the State of Delaware in the United States, resulting in Penguin Solutions, Inc., a Delaware corporation (“Penguin Solutions Delaware”), becoming our publicly traded parent company (the “U.S. Domestication”). Penguin Solutions Delaware is the successor issuer to Penguin Solutions Cayman. The U.S. Domestication was approved by the shareholders of Penguin Solutions Cayman and effected via a court-sanctioned scheme of arrangement under Cayman Islands law, pursuant to which each ordinary share of Penguin Solutions Cayman was exchanged for one share of common stock of Penguin Solutions Delaware, and each convertible preferred share of Penguin Solutions Cayman was exchanged for one share of convertible preferred stock of Penguin Solutions Delaware. Additional information about the U.S. Domestication was included in Penguin Solutions Cayman’s definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2025.
The common stock of Penguin Solutions Delaware began trading on The Nasdaq Global Select Market on July 1, 2025 (the first trading day following the U.S. Domestication) under the symbol “PENG”, which is the same symbol under which Penguin Solutions Cayman ordinary shares previously traded.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements may include, but are not limited to, statements regarding future events or our future financial or operating performance, the extent and timing of, and expectations regarding, our future revenues and expenses and customer demand, statements regarding our objectives and development of our services and capabilities, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding our rebranding initiatives and strategy, and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “target,” “commit,” “potential,” “should” and similar words and the negatives thereof. These forward-looking statements are based on our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, global business and economic conditions, including the impact on the financial condition of our customers, particularly in challenging macroeconomic environments, growth and demand trends in technology industries (including trends and markets related to artificial intelligence (“AI”)), our customer markets and various geographic regions; uncertainties in the geopolitical environment, including those related to global conflicts, such as those in the Middle East and Ukraine, and the global effects thereof on international relations, transport, and trade; our ability to manage our cost structure; disruptions in our operations or supply chain as a result of global pandemics, tariffs, or other factors; changes in trade regulations and tariffs or adverse developments in international trade relations and agreements; changes in currency exchange rates; overall information technology spending, including changes in customer spending on our products and services; appropriations for government spending; the success of our strategic initiatives including our U.S. Domestication and our ability to realize the anticipated benefits thereof, our rebranding and related strategy, any existing or potential collaborations, and additional investments in new products and additional capacity; acquisitions of companies or technologies and the failure to successfully integrate and operate them or customers’ negative reactions to them; issues, delays or complications in integrating the operations of Storm Private Holdings I Ltd. (together with its subsidiaries, “Stratus Technologies”); the failure to achieve the intended benefits of the sale of Zilia Technologies Indústria e Comércio de Componentes Eletrônicos Ltda. (formerly SMART Modular Technologies do Brasil - Indústria e Comércio de Componentes Ltda.) and its business, including the sale of our remaining 19% interest therein; the impact of and expected timing of winding down the manufacturing and discontinuing the sale of products offered through our Penguin Edge business; limitations on or changes in the availability of supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; our dependence on a select number of customers, and the timing and volume of customer orders and renewals; the impact of customer churn rates, including discounting and churn of significant customers from whom we derive a significant percentage of our revenue; changes in customer demand and sales mix; production or manufacturing difficulties; competitive factors; technological changes; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the memory market, LED market or other markets in which we participate; changes to applicable tax regimes or rates; changes to the valuation allowance for our deferred tax assets, including any potential inability to realize these assets in the future; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; potential sales of our common stock by the holder of our Issued CPS (as defined below) or the anticipation of such sales; and the continuing availability of borrowings under revolving lines of credit or other debt arrangements and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in our Annual Report on Form 10-K for the fiscal year ended August 29, 2025 (the “2025 Annual Report”), this Quarterly Report and the risks discussed in our other SEC filings. Such risks, uncertainties and factors as outlined above and in such filings could cause actual results of Penguin Solutions to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
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

4

PART I. Financial Information
Item 1. Financial Statements

Penguin Solutions, Inc.
Consolidated Balance Sheets
(In thousands, except par value amounts)
(Unaudited)

As of	February 27, 2026	August 29, 2025
Assets
Cash and cash equivalents	$489,172	$453,754
Accounts receivable, net	369,935	307,904
Accounts receivable, net - related party	674	—
Inventories	322,360	255,182
Other current assets	56,301	47,387
Total current assets	1,238,442	1,064,227
Property and equipment, net	86,890	92,603
Operating lease right-of-use assets	56,630	58,847
Intangible assets, net	73,474	87,754
Goodwill	145,895	145,895
Deferred tax assets	99,078	99,107
Other noncurrent assets	49,348	68,767
Total assets	$1,749,757	$1,617,200

Liabilities, Temporary Equity and Stockholders' Equity
Accounts payable and accrued expenses	$454,503	$318,761
Current debt	—	19,945
Deferred revenue	81,623	73,893
Other current liabilities	54,568	61,300
Total current liabilities	590,694	473,899
Long-term debt	442,777	441,893
Noncurrent operating lease liabilities	60,751	62,736
Other noncurrent liabilities	44,866	30,445
Total liabilities	1,139,088	1,008,973

Commitments and contingencies

Temporary equity
Preferred stock, $0.03 par value; authorized 30,000 shares; 200 shares of convertible preferred stock issued and outstanding as of February 27, 2026 and August 29, 2025. Redemption amount of $200,366 and $200,500 as of February 27, 2026 and August 29, 2025, respectively	202,710	202,710

Penguin Solutions stockholders’ equity:
Common stock, $0.03 par value; authorized 200,000 shares; 64,199 shares issued and 51,213 outstanding as of February 27, 2026; 62,756 shares issued and 52,738 outstanding as of August 29, 2025	1,926	1,883
Additional paid-in capital	572,719	551,712
Retained earnings	83,365	46,709
Treasury stock, 12,986 and 10,018 shares held as of February 27, 2026 and August 29, 2025, respectively	(263,210)	(206,076)
Accumulated other comprehensive income	14	18
Total Penguin Solutions stockholders’ equity	394,814	394,246
Noncontrolling interest in subsidiary	13,145	11,271
Total stockholders' equity	407,959	405,517
Total liabilities, temporary equity and stockholders' equity	$1,749,757	$1,617,200
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 27, 2026	February 28, 2025	February 27, 2026	February 28, 2025
Net sales:
Products	$277,641	$301,479	$524,033	$571,739
Services	64,429	64,040	128,934	134,882
Related party	929	—	33,103	—
Total net sales	342,999	365,519	686,070	706,621
Cost of sales:
Products	218,241	233,598	438,296	448,747
Services	31,056	27,273	57,963	55,414
Total cost of sales	249,297	260,871	496,259	504,161
Gross profit	93,702	104,648	189,811	202,460

Operating expenses:
Research and development	18,976	19,907	37,669	39,718
Selling, general and administrative	47,989	59,315	101,081	119,851
Impairment of goodwill	—	6,079	—	6,079
Other operating expense	1,048	859	5,790	968
Total operating expenses	68,013	86,160	144,540	166,616
Operating income	25,689	18,488	45,271	35,844

Non-operating (income) expense:
Interest expense, net	721	2,183	768	6,579
Other non-operating (income) expense	(27,983)	(209)	(16,308)	427
Total non-operating (income) expense	(27,262)	1,974	(15,540)	7,006
Income (loss) before taxes	52,951	16,514	60,811	28,838

Income tax provision (benefit)	14,410	7,643	16,215	14,003
Net income (loss)	38,541	8,871	44,596	14,835
Net income (loss) attributable to noncontrolling interest	1,089	789	1,874	1,536
Net income (loss) attributable to Penguin Solutions	37,452	8,082	42,722	13,299

Preferred stock dividends	3,033	2,600	6,066	2,600
Income available for distribution	34,419	5,482	36,656	10,699
Income allocated to participating securities	3,594	482	3,808	492
Net income available to common stockholders	$30,825	$5,000	$32,848	$10,207

Earnings (loss) per share
Basic	$0.59	$0.09	$0.62	$0.19
Diluted	$0.58	$0.09	$0.61	$0.19

Common stock used in per share calculations:
Basic	52,283	53,454	52,592	53,468
Diluted	53,186	54,384	54,031	54,484
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 27, 2026	February 28, 2025	February 27, 2026	February 28, 2025
Net income (loss)	$38,541	$8,871	$44,596	$14,835
Other comprehensive income (loss), net of tax:
Gain (loss) on investments	1	(2)	(4)	7
Comprehensive income (loss)	38,542	8,869	44,592	14,842
Comprehensive income attributable to noncontrolling interest	1,089	789	1,874	1,536
Comprehensive income (loss) attributable to Penguin Solutions	$37,453	$8,080	$42,718	$13,306
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common		Additional Paid-in-capital			Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Stockholders’ Equity	Non- controlling Interest in Subsidiary
	Shares Issued	Amount		Retained Earnings	Treasury Stock				Total Equity
As of August 29, 2025	62,756	$1,883	$551,712	$46,709	$(206,076)	$18	$394,246	$11,271	$405,517
Net income				5,270			5,270	785	6,055
Other comprehensive income (loss)						(5)	(5)		(5)
Stock issued under equity plans	849	25	3,313				3,338		3,338
Repurchase of shares					(20,193)		(20,193)		(20,193)
Stock-based compensation expense			10,080				10,080		10,080
Preferred stock dividends				(3,033)			(3,033)		(3,033)
As of November 28, 2025	63,605	1,908	565,105	48,946	(226,269)	13	389,703	12,056	401,759
Net income				37,452			37,452	1,089	38,541
Other comprehensive income (loss)						1	1		1
Stock issued under equity plans	594	18	2,495				2,513		2,513
Repurchase of shares					(36,941)		(36,941)		(36,941)
Stock-based compensation expense			5,119				5,119		5,119
Preferred stock dividends				(3,033)			(3,033)		(3,033)
As of February 27, 2026	64,199	$1,926	$572,719	$83,365	$(263,210)	$14	$394,814	$13,145	$407,959
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common		Preferred		Additional Paid-in-capital			Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Stockholders’ Equity	Non- controlling Interest in Subsidiary
	Shares Issued	Amount	Shares Issued	Amount		Retained Earnings	Treasury Shares				Total Equity
As of August 30, 2024	60,226	$1,807	—	$—	$513,335	$29,985	$(153,756)	$10	$391,381	$7,827	$399,208
Net income	—	—	—	—	—	5,217	—	—	5,217	747	5,964
Other comprehensive income (loss)	—	—	—	—	—	—	—	9	9	—	9
Stock issued under equity plans	841	25	—	—	3,335	—	—	—	3,360	—	3,360
Repurchase of shares	—	—	—	—	—	—	(11,123)	—	(11,123)	—	(11,123)
Stock-based compensation expense	—	—	—	—	11,531	—	—	—	11,531	—	11,531
As of November 29, 2024	61,067	1,832	—	—	528,201	35,202	(164,879)	19	400,375	8,574	408,949
Net income	—	—	—	—	—	8,082	—	—	8,082	789	8,871
Other comprehensive income (loss)	—	—	—	—	—	—	—	(2)	(2)	—	(2)
Stock issued under equity plans	553	17	—	—	365	—	—	—	382	—	382
Repurchase of shares	—	—	—	—	—	—	(6,472)	—	(6,472)	—	(6,472)
Stock-based compensation expense	—	—	—	—	11,580	—	—	—	11,580	—	11,580
Issuance of preferred shares	—	—	200	6	191,177	—	—	—	191,183	—	191,183
Preferred share dividends	—	—	—	—	—	(2,600)	—	—	(2,600)	—	(2,600)
As of February 28, 2025	61,620	$1,849	200	$6	$731,323	$40,684	$(171,351)	$17	$602,528	$9,363	$611,891
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Six Months Ended	February 27, 2026	February 28, 2025
Cash flows from operating activities
Net income (loss)	$44,596	$14,835
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	25,570	28,998
Amortization of debt issuance costs	1,316	1,903
Stock-based compensation expense	15,199	23,111
Impairment of goodwill	—	6,079
Loss on impairment of non-marketable equity investment	10,000	—
Gain on disposition of equity investment	(27,036)	—
Deferred income taxes, net	30	163
Other	903	(1,428)
Changes in operating assets and liabilities:
Accounts receivable	(62,705)	(78,640)
Inventories	(67,178)	(46,165)
Other assets	(2,809)	15,720
Accounts payable and accrued expenses and other liabilities	148,124	122,120
Net cash provided by operating activities	86,010	86,696

Cash flows from investing activities
Capital expenditures and deposits on equipment	(4,456)	(4,171)
Proceeds from sales and maturities of investment securities	—	14,835
Purchases of held-to-maturity investment securities	—	(33,394)
Proceeds from disposition of equity investments	32,186	—
Other	(840)	(541)
Net cash provided by (used for) investing activities	26,890	(23,271)

Cash flows from financing activities
Proceeds from issuance of preferred shares, net of $8,818 paid issuance costs	—	191,182
Repayments of debt	(20,000)	—
Payments to acquire common stock	(57,134)	(17,595)
Payment of preferred stock cash dividends	(6,200)	(2,233)
Proceeds from issuance of common stock	5,852	3,742
Net cash (used for) provided by financing activities	(77,482)	175,096

Net increase (decrease) in cash, cash equivalents and restricted cash	35,418	238,521
Cash, cash equivalents and restricted cash at beginning of period	454,070	383,477
Cash, cash equivalents and restricted cash at end of period	$489,488	$621,998
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
Recently Adopted Accounting Standards
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers, which refines the scope of the guidance on derivatives in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and clarifies the guidance on share-based payments from a customer in ASC 606, Revenue from Contracts with Customers. We adopted this standard at the beginning of the second quarter of fiscal 2026 on a prospective basis and in connection with the contingent consideration arrangement received as part of the disposition of our investment in Celestial AI, as described under “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Cash and Investments – Celestial AI.” The adoption of ASU 2025-07 enabled us to determine that the contingent consideration arrangement qualified for the scope exception under ASC 815 and was not accounted for as a derivative instrument at the transaction date. Instead, we have elected a policy to recognize any gain from this arrangement when the consideration becomes realizable. The adoption of this standard did not have a material impact on our financial position or results of operations upon adoption but will affect the timing of recognition of any future gains related to this contingent consideration.
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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures.
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
Cash and Investments
As of February 27, 2026 and August 29, 2025, for all of our investments, the fair values approximated their carrying values. As of February 27, 2026, restricted cash, which is included in other noncurrent assets, was $0.3 million. Cash, cash equivalents were as follows:

As of	February 27, 2026	August 29, 2025
Cash	$461,797	$426,870
Level 1:
Money market funds	27,375	26,884
	$489,172	$453,754

Non-marketable Equity Investments
As of February 27, 2026 and August 29, 2025, other noncurrent assets included $37.8 million and $53.0 million, respectively, of non-marketable equity investments, which are accounted for under the measurement alternative at cost less impairment, if any. In the event an observable price change occurs in an orderly transaction for an identical or a similar investment, the carrying value of investments would be remeasured to fair value as of the date that the observable transaction occurred, with any resulting gains or losses recorded in net income (loss).
Celestial AI
As of August 29, 2025, our non-marketable equity investments included preferred shares of Celestial AI, a privately held artificial intelligence company, with a carrying value of $5.2 million. On February 2, 2026, Marvell Technology, Inc. (“Marvell”) completed its acquisition of Celestial AI. In connection with the transaction, the Company’s equity interest in Celestial AI was canceled and converted into the right to receive merger consideration.
At closing, the Company received $10.5 million in cash and 281,834 shares of Marvell common stock with a fair value of $22.2 million based on the closing price of Marvell’s publicly traded common stock on the transaction date. The shares received were recorded at fair value as of the closing date.
The Company recognized a gain of $27.5 million, representing the excess of the fair value of the consideration received over the carrying value of the Celestial AI investment. This gain was recorded in other non-operating (income) expense in the Consolidated Statements of Operations.
On February 23, 2026, the Company sold all 281,834 shares of Marvell common stock in a single transaction for total proceeds of $21.7 million. The Company recognized a loss on the sale of $0.5 million, representing the difference between the sale proceeds and the carrying value of the shares at the time of sale. This loss was recorded in other non-operating (income) expense in the Consolidated Statements of Operations.
Under the terms of the merger agreement, the Company is eligible to receive additional consideration contingent upon Celestial AI achieving specific revenue-based milestones. The first milestone will be achieved if Celestial AI reaches cumulative revenue of at least $500.0 million by the end of the Marvell’s fiscal year 2029. Additional amounts will become receivable if cumulative revenue exceeds $500.0 million with the full earnout due if Celestial’s cumulative revenue exceeds $2 billion by the end of Marvell’s fiscal 2029. Any consideration earned will be received through the issuance of a variable number of shares of Marvell common stock, the quantity of which is determined based on the achievement of cumulative revenue milestones.
The right to receive this contingent consideration has been evaluated under ASC 815, Derivatives and Hedging. While the arrangement meets the definition of a derivative instrument, it qualifies for the scope exception under ASC 815-10-15-59, because the dominant underlying is determined to be the cumulative revenue milestone targets. Accordingly, the arrangement is not accounted for as a derivative instrument. We elected, as an accounting policy, to recognize the contingent consideration portion of the arrangement when the consideration is determined to be realizable. Under this policy, no asset has been recognized as of February 27, 2026 for the milestone-based contingent consideration. We will recognize contingent consideration as income in the period in which achievement of the applicable milestone becomes probable and the amount is reasonably estimable (i.e., when realizable).
Zilia Technologies
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
Pursuant to the Stock Transfer Agreement, the Company sold its equity interest in Zilia Technologies to the Buyer for a gross cash purchase price of $46.1 million (the “Transaction”). The Company’s equity investment in Zilia

Technologies is accounted for under the measurement alternative accordance with ASC 321, Investments – Equity Securities, and had a carrying value of $37.8 million as of February 27, 2026. As of February 27, 2026, the Transaction had not closed and the investment is carried on the Consolidated Balance Sheet at its historical cost basis, adjusted for any previously recognized impairments or observable price changes, as applicable. On March 30, 2026, the transaction closed and cash proceeds of $39.6 million, net of withholding taxes of $6.5 million, were received.
Other Non-Marketable Equity Investments
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
Accounts Receivable
We continue to maintain a trade receivable sales program that allows us to sell certain of our trade receivables up to $60.0 million, on a non-recourse basis to a third-party financial institution. As of February 27, 2026, there have been no trade accounts receivable sold under this program.
Inventories

As of	February 27, 2026	August 29, 2025
Raw materials	$141,904	$92,393
Work in process	27,099	32,002
Finished goods	153,357	130,787
	$322,360	$255,182
As of February 27, 2026 and August 29, 2025, 14% and 21%, respectively, of total inventories were owned and held under our logistics services program.

Property and Equipment

As of	February 27, 2026	August 29, 2025
Equipment	$90,247	$90,160
Buildings and building improvements	70,423	69,245
Furniture, fixtures and software	42,804	46,784
Land	14,983	14,983
	218,457	221,172
Accumulated depreciation	(131,567)	(128,569)
	$86,890	$92,603
Depreciation expense for property and equipment was $5.0 million and $10.1 million in the second quarter and first six months of 2026, respectively, and $5.0 million and $10.0 million in the second quarter and first six months of 2025, respectively.
Intangible Assets and Goodwill

	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
As of	February 27, 2026		August 29, 2025
Intangible assets:
Technology	$145,617	$(95,628)	$144,445	$(83,375)
Customer relationships	33,000	(15,681)	33,000	(13,602)
Trademarks/trade names	15,789	(9,623)	15,786	(8,500)
	$194,406	$(120,932)	$193,231	$(105,477)

Goodwill by segment:
Advanced Computing	$131,175		$131,175
Integrated Memory	14,720		14,720
	$145,895		$145,895
In the first six months of 2026 and 2025, we capitalized $1.2 million and $0.8 million, respectively, for intangible assets with weighted-average useful lives of 18.7 years and 18.5 years, respectively. Amortization expense for intangible assets was $7.7 million and $15.5 million in the second quarter and first six months of 2026, respectively, and $9.0 million and $19.0 million in the second quarter and first six months of 2025, respectively. Amortization expense is expected to be $19.7 million for the remainder of 2026, $29.8 million for 2027, $10.0 million for 2028, $6.2 million for 2029, $5.4 million for 2030 and $2.3 million for 2031 and thereafter.
Accounts Payable and Accrued Expenses

As of	February 27, 2026	August 29, 2025
Accounts payable (1)	$401,476	$267,498
Salaries, wages and benefits	24,253	34,169
Income and other taxes	25,174	15,304
Other	3,600	1,790
	$454,503	$318,761
(1)Included in accounts payable for property and equipment of $1.5 million and $1.7 million as of February 27, 2026 and August 29, 2025, respectively.

Debt

As of	February 27, 2026	August 29, 2025
2030 Notes	194,498	193,906
2029 Notes	148,279	147,987
2026 Notes	—	19,945
2025 Loans	100,000	100,000
	442,777	461,838
Less current debt	—	(19,945)
Long-term debt	$442,777	$441,893
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
As of February 27, 2026, there was $100.0 million of principal amount outstanding under the 2025 Loans, and unamortized issuance costs were $3.3 million.
Convertible Senior Notes
The Convertible Senior Notes due 2026 (the “2026 Notes”) were senior unsecured obligations of the Company that matured on February 15, 2026. Per the terms of an indenture (the “2026 Indenture”) between the Company and U.S. Bank Trust Company National Association, as trustee, the Company elected to settle the principal portion of the 2026 Notes in cash and the excess conversion value in shares of the Company’s common stock. At maturity, the outstanding principal amount of $20.0 million was paid in cash with no excess conversion value.
Concurrently with the expiration of the 2026 Notes, the associated capped call transactions were settled pursuant to their terms and, as a result, the Company received approximately 13,000 shares of its common stock, which have been recorded as treasury stock.
Convertible Senior Notes Interest
Unamortized debt discount and issuance costs are amortized over the terms of our 2026 Notes, our 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) and our 2.00% Convertible Senior Notes due 2030 (the “2030 Notes,” and together with the 2026 Notes and the 2029 Notes, the “Convertible Senior Notes”) using the effective interest method. As of August 29, 2025 and up through the date of maturity, the effective interest rate for our 2026 Notes was 2.83%. As of February 27, 2026 and August 29, 2025, the effective interest rate for our 2029 Notes was 2.40%. As of February 27, 2026 and August 29, 2025, the effective interest rate for our 2030 Notes was 2.65%. Aggregate interest expense for our Convertible Senior Notes consisted of contractual stated interest and amortization of issuance costs and included the following:

	Three Months Ended		Six Months Ended
	February 27, 2026	February 28, 2025	February 27, 2026	February 28, 2025
Contractual stated interest	$1,827	$1,842	$3,669	$3,684
Amortization of debt issuance costs	461	461	931	919
	$2,288	$2,303	$4,600	$4,603
Maturities of Debt
As of February 27, 2026, maturities of debt were as follows:

Remainder of 2026	$—
2027	—
2028	—
2029	150,000
2030	300,000
2031 and thereafter	—
Less unamortized discount and issuance costs	(7,223)
$442,777
Leases
We have operating leases through which we utilize facilities, offices, and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

	Three Months Ended		Six Months Ended
	February 27, 2026	February 28, 2025	February 27, 2026	February 28, 2025
Fixed lease cost	$2,976	$2,975	$5,794	$5,950
Variable lease cost	579	615	1,162	1,063
Short-term lease cost	441	445	854	913
	$3,996	$4,035	$7,810	$7,926
Cash flows from operating activities included payments for operating leases of $2.7 million and $4.3 million in the first six months of 2026 and 2025, respectively.
As of February 27, 2026 and August 29, 2025, the weighted-average remaining lease term for our operating leases was 9.4 years and 9.0 years, respectively, and the weighted-average discount rate was 6.1% for both periods. Certain of our operating leases include one or more options to extend the lease term for periods from 2 years to 5 years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms.

As of February 27, 2026, minimum payments of lease liabilities were as follows:

Remainder of 2026	$5,303
2027	9,932
2028	9,937
2029	9,816
2030	9,833
2031 and thereafter	43,935
88,756
Less imputed interest	(21,970)
Present value of total lease liabilities	$66,786
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

On June 30, 2025, we recorded $202.7 million of Issued CPS within temporary equity on the consolidated balance sheet. As of August 29, 2025 and February 27, 2026, we did not adjust the carrying values of the Issued CPS to the redemption values of such shares because a deemed liquidation event did not occur and the shares were not probable of becoming redeemable in the future as of the consolidated balance sheet date.

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

Dividends
The shares of Issued CPS entitle the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option, subject to certain conditions, including a stock issuance limitation. We declared and paid preferred cash dividends of $3.1 million and $6.2 million in the second quarter and first six months of 2026, respectively, and $2.2 million in each of the second quarter and first six months of 2025. As of February 27, 2026, we accrued preferred dividends of $0.4 million.

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
Equity
Penguin Solutions Stockholders’ Equity
Common Stock Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million stock repurchase authorization (the “2022 Authorization”), under which we may repurchase our outstanding common stock from time to time through open market purchases, privately-negotiated transactions or otherwise. On each of January 8, 2024 and October 6, 2025, the Audit Committee of the Board of Directors approved additional $75.0 million stock repurchase authorizations (the “2024 Authorization” and “2025 Authorization,” respectively, and together, the “Current Authorizations”). The Current Authorizations, which consist solely of amounts approved pursuant to the 2024 Authorization and 2025 Authorization as all amounts under the 2022 Authorization have been utilized, have no expiration date but may be suspended or terminated by the Board of Directors at any time. In the first six months of 2026 and 2025, we repurchased 2,463 thousand and 634 thousand shares of common stock for $47.0 million and $11.1 million, respectively, under the Current Authorizations. As of February 27, 2026, an aggregate of $64.5 million remained available for the repurchase of our common stock under the Current Authorizations. Certain of our agreements, including the 2025 Credit Agreement, the SKT Purchase Agreement and the CPS Delaware Certificate of Designation, contain restrictions that limit our ability to repurchase our common stock.

Other Stock Repurchases
Common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as common stock repurchases. In the first six months of 2026 and 2025, we repurchased 491 thousand and 368 thousand shares of common stock as payment of withholding taxes for $10.1 million and $6.5 million, respectively.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component in the second quarter of 2026 were as follows:

Gains (Losses) on Investments
As of August 29, 2025	$18

Other comprehensive income (loss) before reclassifications	(4)
Reclassifications out of accumulated other comprehensive income	—
Other comprehensive income (loss)	(4)
As of February 27, 2026	$14
Fair Value Measurements

	Fair Value	Carrying Value	Fair Value	Carrying Value
As of	February 27, 2026		August 29, 2025
Assets:
Derivative financial instruments	$4,300	$4,300	$4,223	$4,223

Liabilities:
2030 Notes	$217,896	$194,498	$224,048	$193,906
2029 Notes	$181,932	$148,279	$197,363	$147,987
2026 Notes	$—	$—	$25,713	$19,945
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
Equity Plans
As of February 27, 2026, 7.1 million shares of our common stock were available for future awards under our equity plans.

Restricted Stock Awards and Restricted Stock Units Awards (“Restricted Awards”)
Restricted Award activity was as follows:

	Three Months Ended		Six Months Ended
	February 27, 2026	February 28, 2025	February 27, 2026	February 28, 2025
Restricted awards granted	839	60	2,339	683
Weighted-average grant date fair value per share	$19.76	$20.59	$20.85	$20.79
Aggregate vesting date fair value of shares vested	$8,255	$10,649	$21,619	$19,677
As of February 27, 2026, total unrecognized compensation costs for unvested Restricted Awards were $88.8 million, which were expected to be recognized over a weighted-average period of 2 years, 11 months.
Employee Stock Purchase Plan (“ESPP”)
Under our ESPP, employees purchased 247 thousand shares of common stock for $3.3 million in the first six months of 2026 and 253 thousand shares of common stock for $3.2 million in the first six months of 2025, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense for our continuing operations was as follows:

	Three Months Ended		Six Months Ended
	February 27, 2026	February 28, 2025	February 27, 2026	February 28, 2025
Stock-based compensation expense by caption:
Cost of sales	$1,522	$1,776	$2,908	$3,419
Research and development	1,636	1,598	3,130	3,287
Selling, general and administrative	1,961	8,206	9,161	16,405
	$5,119	$11,580	$15,199	$23,111
Income tax benefits for stock-based awards were $1.4 million and $2.7 million in the second quarter and first six months of 2026, respectively, and $1.4 million and $2.9 million in the second quarter and first six months of 2025, respectively.
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

	Three Months Ended		Six Months Ended
	February 27, 2026	February 28, 2025	February 27, 2026	February 28, 2025
Cost of materials and services invoiced in connection with logistics services	$328,587	$230,661	$590,772	$443,608

Customer Contract Balances

As of	February 27, 2026	August 29, 2025
Contract assets (1)	$2,328	$1,929

Contract liabilities: (2)
Deferred revenue	$111,231	$89,943
Customer advances	34,120	21,525
	$145,351	$111,468
(1)Contract assets are included in other current and noncurrent assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customers are expected to take control of the asset or receive the benefit of the service.
Contract assets represent amounts recognized as revenue for which we do not have the unconditional right to consideration.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of February 27, 2026, we expect to recognize revenue of $81.6 million of the balance of $111.2 million in the next 12 months and the remaining amount thereafter. In the first six months of 2026, we recognized revenue of $21.0 million from satisfying performance obligations related to amounts included in deferred revenue as of August 29, 2025. In addition, as of February 27, 2026, other current liabilities included $13.1 million that is not included in the above remaining performance obligations. While this liability relates to amounts received from customers in connection with arrangements that are cancellable at the customer’s discretion, we have not had to refund any such amounts to our customers in the periods presented.
Customer advances, which are included in other current liabilities in the accompanying consolidated balance sheets, represent amounts received from customers for advance payments to secure product. In the first six months of 2026, we recognized revenue of $18.9 million from satisfying performance obligations related to amounts included in customer advances as of August 29, 2025.
As of February 27, 2026 and August 29, 2025, other current liabilities included $13.5 million and $17.7 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In recent periods, we executed plans that included the elimination of certain projects across our businesses, which resulted in workforce reductions. In connection therewith, we recorded restructuring charges of $5.8 million and $1.0 million in the first six months of 2026 and 2025, respectively, consisting solely of employee severance costs and other benefits, reflected in Other Operating (Income) Expense in the Consolidated Statements of Operations. These charges were primarily concentrated in the period management defined, committed, and communicated the plan, and therefore, they were accrued and recorded in the respective period announced. We anticipate there will be additional restructuring activities in future quarters, for which we will record additional charges.
The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above:

As of August 29, 2025	$1,063
Additions	5,790
Cash payments	(5,888)
As of February 27, 2026	$965
The 2026 beginning restructuring liability balance was $1.1 million, of which $0.3 million remained outstanding as of February 27, 2026. The total unpaid balance as of February 27, 2026 was $1.0 million, and it is expected to be fully paid by the end of 2026.

Other Non-operating (Income) Expense

	Three Months Ended		Six Months Ended
	February 27, 2026	February 28, 2025	February 27, 2026	February 28, 2025
Loss (gain) from changes in foreign currency exchange rates	(1,015)	24	197	1,052
Loss (gain) on disposition of assets	—	93	(19)	73
Loss on non-marketable equity investments	—	—	10,000	—
Gain on disposition of equity securities	(27,036)	—	(27,036)	—
Other	68	(326)	550	(698)
	$(27,983)	$(209)	$(16,308)	$427
Income Taxes

	Three Months Ended		Six Months Ended
	February 27, 2026	February 28, 2025	February 27, 2026	February 28, 2025
Income (loss) before taxes	$52,951	$16,514	$60,811	$28,838
Income tax provision (benefit)	$14,410	$7,643	$16,215	$14,003
Effective tax rate	27.2%	46.3%	26.7%	48.6%
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
The effective tax rate was 27.2% and 26.7% in the second quarter and first six months of 2026, respectively, and was higher than the U.S. statutory tax rate of 21.0% primarily due to cross border tax costs, state income taxes, and foreign withholding tax, partially offset by tax credits. The effective tax rate was 46.3% and 48.6% in the second quarter and first six months of 2025, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, withholding taxes, state income taxes, and nondeductible compensation paid to officers, partially offset by tax credits.
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
The following table summarizes the computation of basic and diluted EPS under the two-class or if-converted method in applicable periods, as well as the anti-dilutive shares excluded:

	Three Months Ended		Six Months Ended
	February 27, 2026	February 28, 2025	February 27, 2026	February 28, 2025
Net income (loss) attributable to Penguin Solutions – Basic and Diluted	$37,452	$8,082	$42,722	$13,299
Less: Preferred stock dividends	3,033	2,600	6,066	2,600
Income available for distribution	34,419	5,482	36,656	10,699
Income allocated to participating securities	3,594	482	3,808	492
Net income available to common stockholders	$30,825	$5,000	$32,848	$10,207

Weighted-average shares outstanding – Basic	52,283	53,454	52,592	53,468
Dilutive effect of equity plans and Convertible Senior Notes	903	930	1,439	1,016
Weighted-average shares outstanding – Diluted	53,186	54,384	54,031	54,484

Earnings (loss) per share:
Basic	$0.59	$0.09	$0.62	$0.19
Diluted	$0.58	$0.09	$0.61	$0.19

Unweighted anti-dilutive shares:
Equity plans	1,035	1,049	522	1,528
Convertible Senior Notes	—	—	—	—
Preferred stock	6,096	6,096	6,096	6,096
	7,131	7,145	6,618	7,624
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
We have the following three business units, which are our reportable segments:
•Advanced Computing: Our Advanced Computing segment, under our Penguin Computing and Stratus brands, offers specialized platform solutions and services for artificial intelligence, high-performance computing, machine learning, advanced modeling and the internet of things that span the continuum of edge, core and cloud. Our solutions are designed specifically for customers across multiple markets, including hyperscale, neocloud, financial services, energy, government, education, healthcare and others.
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

	Three Months Ended		Six Months Ended
	February 27, 2026	February 28, 2025	February 27, 2026	February 28, 2025
Net sales:
Advanced Computing	$115,715	$200,157	$267,167	$377,583
Integrated Memory	171,629	105,260	308,150	201,966
Optimized LED	55,655	60,102	110,753	127,072
Total net sales	$342,999	$365,519	$686,070	$706,621

Costs of Goods Sold
Advanced Computing	$78,495	$131,107	$178,173	$246,038
Integrated Memory	127,722	80,125	233,250	155,689
Optimized LED	35,649	41,879	70,593	87,363
Total Costs of Goods Sold	241,866	253,110	482,016	489,090

Operating Expense
Advanced Computing	$29,927	$31,975	$59,582	$64,354
Integrated Memory	16,252	14,253	31,313	28,277
Optimized LED	15,483	17,090	32,160	34,891
Total Operating Expenses	61,662	63,318	123,055	127,522

Segment operating income:
Advanced Computing	$7,293	$36,933	$29,412	$67,050
Integrated Memory	27,655	10,970	43,587	18,086
Optimized LED	4,523	1,187	8,000	4,872
Total segment operating income	39,471	49,090	80,999	90,008

Reconciliation of profit (loss)
Stock-based compensation expense	(5,119)	(11,580)	(15,199)	(23,111)
Amortization of acquisition-related intangibles	(7,509)	(8,839)	(15,017)	(18,594)
Cost of sales-related restructuring	—	(77)	483	(35)
Diligence, acquisition and integration expense	—	(567)	—	(1,400)
Redomiciliation costs	—	(2,359)	—	(3,602)
Impairment of goodwill	—	(6,079)	—	(6,079)
Restructuring charges	(1,048)	(859)	(5,790)	(968)
Other	(106)	(242)	(205)	(375)
Total unallocated	(13,782)	(30,602)	(35,728)	(54,164)
Total non-operating income (expense)	$27,262	$(1,974)	$15,540	$(7,006)
Income (loss) before taxes	$52,951	$16,514	$60,811	$28,838

Depreciation included in segment operating income was as follows:

	Three Months Ended		Six Months Ended
	February 27, 2026	February 28, 2025	February 27, 2026	February 28, 2025
Advanced Computing	$2,025	$1,928	$4,160	$3,707
Integrated Memory	892	947	1,781	1,871
Optimized LED	2,104	2,130	4,174	4,444
	$5,021	$5,005	$10,115	$10,022
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
On May 26, 2025, we entered into an agreement with SKT, a related party, under which we subsequently entered into statements of work to provide solutions to support SKT’s future AI data center infrastructure initiatives. SKT, through Astra AI Infra, a special purpose vehicle formed by SKT, holds more than 10% of the voting interest of the Company. Additionally, Min Yong Ha, an executive of SKT, is a member of our Board of Directors. At the beginning of fiscal 2026 we had $18.3 million in cash deposits recorded as a contract liability. During the three and six months ended February 27, 2026, we recognized revenue of $0.9 million and $33.1 million, respectively, on the fulfillment of AI hardware solutions, installation services, and managed services. As of February 27, 2026, we had a $0.7 million outstanding balance under accounts receivable associated with related parties.

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
For an overview of our business, see “PART I - Item 1. Business” of the 2025 Annual Report.
Factors Affecting Our Operating Performance
Macro-Economic Demand Factors: Our business segments each have their own unique set of demand factors. Our Advanced Computing business is driven by demand for our High Performance Computing (HPC) and AI products, as well as traditional workload optimization and efficiency applications. We expect increased AI adoption and broader implementation by enterprises within but not limited to verticals such as financial services, oil and gas, telecommunications, manufacturing and education, as well as increased neocloud and sovereign AI adoption, as organizations seek scalable infrastructure solutions, though the extent and timing of such adoption and implementation may vary and may affect our results of operations. Demand in our Integrated Memory segment is driven by end-market demand from OEMs for customer-specific solutions in vertical markets such as industrial, government, networking, HPC and enterprise storage, as well as emerging demand for higher density and greater bandwidth solutions for AI deployments, and we anticipate growing demand for higher performance and reliability memory solutions, such as our CXL family of products, to support both traditional use cases and increasingly complex AI applications, although there can be no assurance that such demand will materialize as expected or at all. Finally, demand for our Optimized LED products is derived from targeted end-market applications, such as general high-power and mid-power lighting and specialty lighting, including video display and horticulture applications. However, broader macro-economic trends, including regional market demand and the global macro-economic environment, including those related to global conflicts, such as those in the Middle East and Ukraine, and the global effects thereof on international relations, transport and trade, recessionary indicators, high inflation rates, uncertainty and costs associated with trade policies and tariffs, and interest rates, can adversely affect all three segments concurrently.

Shifts in the Mix and Timing of Our Net Sales: Shifts in the mix of net sales from our operating segments, and in the timing of net sales, which can vary significantly from period to period, have impacted and can continue to impact our business and results of operations, including gross and operating margins. For example, our Advanced Computing segment has shown solid growth, but is subject to variability in its sales and margin profile from period to period due to factors such as the following: recognition of revenue sometimes being tied to customer decisions as to the completion of delivery and system go-live events; certain sales being affected by the timing of customer deployments and shipments or customer budget considerations; changes in customer spending on our products and services (including as a result of the macro-economic demand factors discussed above); the impact of customer churn rates (including discounting and churn of significant customers from whom we derive a significant percentage of our net sales); discontinuation of certain of our products from time to time; shifts in our customer mix, including expected trends with respect to growth in demand from non-hyperscaler customers for HPC and AI solutions; and margin being driven by the proportion of higher margin software and managed services within our Advanced Computing sales. In particular, our AI infrastructure business is transitioning from a hyperscaler concentration toward a more diversified non-hyperscaler customer base across enterprise, neocloud, and sovereign AI, which may negatively impact our net sales during the transition. Additionally, our net sales and margins will be negatively impacted by the winding down of our Penguin Edge business, which we expect to wind down and discontinue prior to the end of fiscal 2026. The comparability of our results of operations against prior periods will also be affected following the wind down of our Penguin Edge business. Our resource commitments and planning for each segment are relatively fixed in the short term, and as such, variability in expected net sales mix may have direct implications for our operating income and margins. Our Integrated Memory business has gross margins which are lower than the Company average and if net sales from this business grows faster than net sales for the Company overall, it may negatively impact total Company gross margins.

Our Ability to Identify, Complete and Successfully Integrate Acquisitions: A substantial portion of our growth over the last several years has been driven by acquisitions, and we intend to continue to use corporate development as an engine for growth. Within our existing segments, we plan to pursue acquisitions to expand features and functionality, expand into adjacent businesses and grow our customer base and geographic footprint. From time to time, we may seek to expand our addressable market by entering new business segments where, as we did with our Cree LED and Stratus Technologies acquisitions, we identify a business opportunity at scale with a path to being accretive to our overall operations in the near term. If we are unable to identify and complete attractive acquisitions and successfully integrate such businesses, we may not be successful in growing our net sales and/or expanding our margins. Any acquisitions we do complete may require us to incur debt or raise capital through equity financings or may subject us to unforeseen liabilities or costs, or operational challenges, that in turn impede our ability to realize the expected returns on our investment.

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

Results of Operations

	Three Months Ended				Six Months Ended
	February 27, 2026		February 28, 2025		February 27, 2026		February 28, 2025
Net sales:
Advanced Computing	$115,715	33.7%	$200,157	54.8%	$267,167	38.9%	$377,583	53.4%
Integrated Memory	171,629	50.0%	105,260	28.8%	308,150	44.9%	201,966	28.6%
Optimized LED	55,655	16.2%	60,102	16.4%	110,753	16.1%	127,072	18.0%
Total net sales	342,999	100.0%	365,519	100.0%	686,070	100.0%	706,621	100.0%
Cost of sales	249,297	72.7%	260,871	71.4%	496,259	72.3%	504,161	71.3%
Gross profit	93,702	27.3%	104,648	28.6%	189,811	27.7%	202,460	28.7%

Operating expenses:
Research and development	18,976	5.5%	19,907	5.4%	37,669	5.5%	39,718	5.6%
Selling, general and administrative	47,989	14.0%	59,315	16.2%	101,081	14.7%	119,851	17.0%
Impairment of goodwill	—	—%	6,079	1.7%	—	—%	6,079	0.9%
Other operating expense	1,048	0.3%	859	0.2%	5,790	0.8%	968	0.1%
Total operating expenses	68,013	19.8%	86,160	23.6%	144,540	21.1%	166,616	23.6%
Operating income	25,689	7.5%	18,488	5.1%	45,271	6.6%	35,844	5.1%

Non-operating (income) expense:
Interest expense, net	721	0.2%	2,183	0.6%	768	0.1%	6,579	0.9%
Other non-operating (income) expense	(27,983)	(8.2)%	(209)	(0.1)%	(16,308)	(2.4)%	427	0.1%
Total non-operating (income) expense	(27,262)	(7.9)%	1,974	0.5%	(15,540)	(2.3)%	7,006	1.0%
Income (loss) before taxes	52,951	15.4%	16,514	4.5%	60,811	8.9%	28,838	4.1%

Income tax provision (benefit)	14,410	4.2%	7,643	2.1%	16,215	2.4%	14,003	2.0%
Net income (loss)	38,541	11.2%	8,871	2.4%	44,596	6.5%	14,835	2.1%
Net income attributable to noncontrolling interest	1,089	0.3%	789	0.2%	1,874	0.3%	1,536	0.2%
Net income (loss) attributable to Penguin Solutions	37,452	10.9%	8,082	2.2%	42,722	6.2%	13,299	1.9%
Preferred stock dividends	3,033	0.9%	2,600	0.7%	6,066	0.9%	2,600	0.4%
Income available for distribution	34,419	10.0%	5,482	1.5%	36,656	5.3%	10,699	1.5%
Income allocated to participating securities	3,594	1.0%	482	0.1%	3,808	0.6%	492	0.1%
Net income available to common stockholders	$30,825	9.0%	$5,000	1.4%	$32,848	4.8%	$10,207	1.4%
Percentages represent percentage of total net sales. Summations of percentages may not compute precisely due to rounding.

Net Sales, Cost of Sales and Gross Profit
Net sales decreased by $22.5 million, or 6.2%, and $20.6 million, or 2.9%, in the second quarter and first six months of 2026, respectively, compared to the same periods in the prior year, primarily driven by lower hardware sales for our Advanced Computing segment, partially offset by strong growth for our Integrated Memory segment. Integrated Memory net sales increased by $66.4 million, or 63.1%, and $106.2 million, or 52.6%, in the second quarter and first six months of 2026, respectively, compared to the same periods in the prior year, primarily due to higher sales volumes of Flash and DRAM products stemming from improved market demand and higher pricing. Advanced Computing net sales decreased by $84.4 million, or 42.2%, and $110.4 million, or 29.2%, in the second quarter and first six months of 2026, respectively, compared to the same periods in the prior year, reflecting the ongoing wind down of our Penguin Edge business and hyperscale hardware sales in 2025 that did not occur in 2026. Optimized LED net sales decreased by $4.4 million, or 7.4%, and $16.3 million, or 12.8%, in the second quarter and first six months of 2026, respectively, compared to the same periods in the prior year, reflecting a broad-based decline in demand across the business.
Cost of sales decreased by $11.6 million, or 4.4%, and $7.9 million, or 1.6%, in the second quarter and first six months of 2026, respectively, compared to the same periods in the prior year. The decrease was primarily driven by lower sales from our Advanced Computing segment in the second quarter of 2026, partially offset by a one-time $5.8 million inventory write-off related to goods stolen in transit, for which an insurance claim is pending; no comparable events occurred in prior periods.
Gross margin decreased to 27.3% in the second quarter of 2026 compared to 28.6% in the same period in 2025, and to 27.7% in the first six months of 2026 compared to 28.7% in the same period in 2025, primarily attributable to the ongoing wind down of our Penguin Edge business, a shift in the overall mix of sales across our business units, along with inventory write-off noted above.
Non-GAAP Measure of Segment Operating Income
Below is a table of our operating income, measured on a non-GAAP basis, which Penguin Solutions management uses to supplement Penguin Solutions’ financial results under GAAP to analyze its operations and make decisions as to future operational plans and which management believes provides supplemental non-GAAP information that is useful to investors in analyzing and assessing our past and future operating performance. These non-GAAP measures exclude certain items, such as stock-based compensation expense; amortization of acquisition-related intangible assets (consisting of amortization of developed technology, customer relationships, trademarks/trade names and backlog acquired in connection with business combinations); acquisition-related inventory adjustments; inventory write-off, stolen in transit shipment; cost of sales-related restructuring; diligence, acquisition and integration expense; restructuring charges; impairment of goodwill; changes in the fair value of contingent consideration; redomiciliation costs; and other infrequent or unusual items. While amortization of acquisition-related intangible assets is excluded, the revenues from acquired companies is reflected in our non-GAAP measures and these intangible assets contribute to revenue generation. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment and Other Information.”
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

	Three Months Ended		Six Months Ended
	February 27, 2026	February 28, 2025	February 27, 2026	February 28, 2025
GAAP operating income	$25,689	$18,488	$45,271	$35,844
Stock-based compensation expense	5,119	11,580	15,199	23,111
Amortization of acquisition-related intangibles	7,509	8,839	15,017	18,594
Inventory write-off, stolen in-transit shipment	5,783	—	5,783	—
Cost of sales-related restructuring	—	77	(483)	35
Diligence, acquisition and integration expense	—	567	—	1,400
Redomiciliation costs	—	2,359	—	3,602
Impairment of goodwill	—	6,079	—	6,079
Restructuring charges	1,048	859	5,790	968
Other	106	242	205	375
Non-GAAP operating income	$45,254	$49,090	$86,782	$90,008

Non-GAAP operating income by segment:
Advanced Computing	$13,076	$36,933	$35,195	$67,050
Integrated Memory	27,655	10,970	43,587	18,086
Optimized LED	4,523	1,187	8,000	4,872
Total non-GAAP operating income by segment	$45,254	$49,090	$86,782	$90,008
Advanced Computing operating income decreased by $23.9 million, or 64.6%, and $31.9 million, or 47.5%, in the second quarter and first six months of 2026, respectively, as compared to the same periods in the prior year, primarily driven by the continued wind down of our Penguin Edge business and hyperscale hardware sales recognized in 2025 that did not recur in 2026.
Integrated Memory operating income increased by $16.7 million, or 152.1%, and $25.5 million, or 141.0%, in the second quarter and first six months of 2026, respectively, as compared to the same periods in the prior year, primarily due to increased net revenue stemming from growth in market demand and increased pricing for Flash and DRAM products.
Optimized LED operating income increased by $3.3 million, or 281.0%, and $3.1 million, or 64.2%, in the second quarter and first six months of 2026, respectively, as compared to the same periods in the prior year, primarily due to lower personnel-related expenses due to headcount reductions and improved gross profit, stemming from more favorable product mix and tariff recoveries.
Operating and Non-operating (Income) Expense
Research and Development
Research and development expense decreased by $0.9 million, or 4.7%, and $2.0 million, or 5.2%, in the second quarter and first six months of 2026, respectively, as compared to the same periods in the prior year, primarily due to lower personnel-related expenses mainly driven by headcount reductions, as well as lower subcontract services for our Advanced Computing segment.
Selling, General and Administrative
Selling, general and administrative expense decreased by $11.3 million, or 19.1%, and $18.8 million, or 15.7%, in the second quarter and first six months of 2026, respectively, as compared to the same periods in the prior year, primarily due to lower personnel-related expenses mainly driven by headcount reductions as well as lower subcontract services following the completion of our U.S. Domestication in 2025.
Other Operating (Income) Expense
Other operating expenses in the first six months of 2026 and 2025 included restructuring charges of $5.8 million and $1.0 million, respectively, primarily for employee severance costs and other benefits resulting from workforce reductions, the elimination of certain projects across our businesses and other costs associated with the ongoing wind down of our Penguin Edge business. We anticipate that such activities will continue into future quarters, for which we expect to record additional restructuring charges.
Interest Expense, Net
Net interest expense decreased by $5.8 million in the first six months of 2026 compared to the same period in the prior year, primarily due to the full repayment of the Amended 2022 TLA (as defined below) in the fourth quarter of 2025.
Other Non-operating (Income) Expense
Other non-operating (income) expense in the first six months of 2026 includes a net gain of $27.0 million from the disposition of equity investments, partially offset by a $10.0 million charge on impairment of a non-marketable equity investment. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Cash and Investments – Non-Marketable Equity Investments.”
In addition, other non-operating (income) expense in the first six months of 2026 and 2025 included foreign currency gains (losses). See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Other Non-operating (Income) Expense.”
Income Tax Provision (Benefit)
Income tax provision in the second quarter and first six months of 2026 increased by $6.8 million and by $2.2 million, respectively, as compared to the same periods in the prior year, primarily due to an increase in profit before tax partially offset by the benefits from the U.S. Domestication.
Our effective tax rate was 27.2% and 26.7% in the second quarter and first six months of 2026, respectively, and was higher than the U.S. statutory tax rate of 21.0%, primarily due to cross border tax costs, state income taxes, and foreign withholding tax partially offset by tax credits. The effective tax rate was 46.3% and 48.6% in the second quarter and first six months of 2025, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, withholding taxes, state income taxes, and nondeductible compensation paid to officers, partially offset by research and development tax credits.
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
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Income Taxes.”
Liquidity and Capital Resources
As of February 27, 2026, we had cash, cash equivalents and short-term investments of $489.2 million, of which $269.4 million was held by subsidiaries outside of the United States. Our principal uses of cash and capital resources have been acquisitions, debt service requirements, capital expenditures, investments in working capital, research and development expenditures, and other operation expenses. We expect that future capital expenditures will focus on expansion of our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts, money market funds and time deposits. We do not acquire investments for trading or speculative purposes.
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
Convertible Senior Notes
2026 Notes
In February 2020, we issued $250.0 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) pursuant to an indenture (the “2026 Indenture”) between us and U.S. Bank Trust Company National Association, as trustee. The 2026 Notes matured on February 15, 2026.
On January 18, 2023, we exchanged $150.0 million principal amount of 2026 Notes for $150.0 million principal amount of new 2029 Notes (as defined below). On August 6, 2024, we repurchased $80.0 million aggregate principal amount of our 2026 Notes for $100.6 million cash (including payment for accrued interest) in privately-

negotiated transactions. In the second quarter of 2026, the 2026 Notes matured and we paid the remaining principal balance of $20.0 million, plus $0.3 million of accrued and unpaid interest. As of February 27, 2026, there were no 2026 Notes outstanding.
2029 Notes
In February 2023, we issued $150.0 million in aggregate principal amount of 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) pursuant to an indenture (the “2029 Indenture”), dated as of January 23, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes will mature on February 1, 2029, unless earlier converted, redeemed or repurchased. As of February 27, 2026, $150.0 million in aggregate principal amount of 2029 Notes were outstanding.
2030 Notes
On August 6, 2024 and August 14, 2024, we issued $175.0 million and $25.0 million aggregate principal amount, respectively, of our 2.00% Convertible Senior Notes due 2030 (collectively, the “2030 Notes,” and together with the 2026 Notes and the 2029 Notes, the “Convertible Senior Notes”) pursuant to, and governed by, an indenture (the “2030 Indenture”), dated August 6, 2024, between us and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes will mature on August 15, 2030, unless earlier converted, redeemed or repurchased. As of February 27, 2026, $200.0 million in aggregate principal amount of 2030 Notes were outstanding.
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
On June 27, 2025, in connection with the U.S. Domestication, Penguin Solutions Delaware executed and adopted a Certificate of Designation of Convertible Preferred Stock (the “CPS Delaware Certificate of Designation”) that sets forth the terms, rights and obligations of a series of 200,000 shares of preferred stock of Penguin Solutions Delaware having a par value of $0.03 per share, designated as convertible preferred stock (the “Issued CPS”), which principal attributes remain substantially the same as prior to the U.S. Domestication, subject to changes to give effect to requirements of Delaware law. The shares of Issued CPS are convertible into shares of common stock at an initial conversion price of $32.81, subject to adjustment upon the occurrence of certain events, have an initial liquidation preference of 1x and are only redeemable at our option, subject to certain conditions. The holder of Issued CPS may convert such holder’s Issued CPS into shares of common stock at any time, provided that the Issued CPS may, at our option, automatically be converted into shares of common stock on any date following the second anniversary of the closing upon certain conditions. The Issued CPS entitles the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option. Shares of Issued CPS are not redeemable upon or repurchased upon the election of the holders of Issued CPS. Refer to the CPS Delaware Certificate of Designation of Penguin Solutions, Inc., effective as of June 27, 2025, filed hereto as Exhibit 3.3, and to the section entitled “Comparison of Rights of Cayman Islands Shareholders and Delaware Stockholders” contained in Penguin Solutions Cayman’s definitive proxy statement filed with the SEC on May 2, 2025.
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
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Temporary Equity – Convertible Preferred Stock.”
Cash Flows

	Six Months Ended
	February 27, 2026	February 28, 2025
Net cash provided by operating activities	$86,010	$86,696
Net cash provided by (used for) investing activities	26,890	(23,271)
Net cash (used for) provided by financing activities	(77,482)	175,096
Net increase (decrease) in cash, cash equivalents and restricted cash	$35,418	$238,521
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, stock-based compensation, gains and losses from investing or financing activities, and from the effects of changes in operating assets and liabilities.
Net cash provided by operating activities in the first six months of 2026 consisted primarily of net income of $44.6 million, adjusted for non-cash and non-operating items of $26.0 million. Operating cash flows were positively affected by a $15.4 million net change in our operating assets and liabilities, primarily from the effects of an increase of $148.1 million in accounts payable and accrued expenses and other liabilities primarily due to an increase in trade purchasing activities as well as an increase in deferred revenue from customer services, partially offset by an increase of $62.7 million in accounts receivable, driven by increased Integrated Memory sales, and $67.2 million in inventories to support future demand across all business units.
Net cash provided by operating activities in the first six months of 2025 consisted primarily of net income of $14.8 million, adjusted for non-cash items of $58.8 million. Operating cash flows were positively affected by a $13.0 million net change in our operating assets and liabilities, primarily from the effects of an increase of $122.1 million in accounts payable and accrued expenses and other liabilities primarily due to an increase in deferred revenue from customer services and higher accounts payable related to the timing of trade purchases, and a decrease of $15.7 million in other assets, partially offset by an increase of $46.2 million in inventories, primarily to support future demand across both Advanced Computing and Integrated Memory, and an increase of $78.6 million in accounts receivable primarily due to increased sales.
Investing Activities: Net cash provided by investing activities in the first six months of 2026 consisted primarily of $32.2 million from proceeds from the disposition of equity investments partially offset by $4.5 million for capital expenditures and deposits on equipment.
Net cash used for investing activities in the first six months of 2025 consisted primarily of $18.6 million net purchase of marketable investment securities and $4.2 million for capital expenditures and deposits on equipment.

Financing Activities: Net cash used for financing activities in the first six months of 2026 consisted primarily of $57.1 million of payments to acquire our common stock (including $47.0 million under our stock repurchase program), $20.0 million of repayments on our 2026 Notes, and $6.2 million in payments of preferred stock cash dividends, partially offset by $5.9 million in proceeds from the issuance of common stock from our equity plans.
Net cash provided by financing activities in the first six months of 2025 consisted primarily of $191.2 million of proceeds from the issuance of preferred shares, net of issuance costs of $8.8 million, and $3.7 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by $17.6 million of payments to acquire our ordinary shares (including $11.1 million under our share repurchase program).
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
Based on our monetary assets and liabilities denominated in foreign currencies as of February 27, 2026 and August 29, 2025, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $4.4 million and $2.7 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of February 27, 2026, we had $100.0 million outstanding under the 2025 Credit Agreement. In addition, the 2025 Credit Facility under the 2025 Credit Agreement provides for additional borrowings of up to $300.0 million for a total commitment of $400.0 million. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2025 Credit Facility were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $4.0 million per year.
As of February 27, 2026, we had cash, cash equivalents and short-term investments of $489.2 million. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions and in short-duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or decreases in interest rates would be expected to augment or reduce future interest income by an insignificant amount.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of February 27, 2026 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
During the second quarter of 2026, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 4, 2022, our Board of Directors approved a $75.0 million stock repurchase authorization (the “2022 Authorization”), under which we may repurchase our outstanding common stock from time to time through open market purchases, privately-negotiated transactions or otherwise. On each of January 8, 2024 and October 6, 2025, the Audit Committee of the Board of Directors approved additional $75.0 million stock repurchase authorizations (the “2024 Authorization” and “2025 Authorization,” respectively, and together, the “Current Authorizations”). The Current Authorizations, which consist solely of amounts approved pursuant to the 2024 Authorization and 2025 Authorization as all amounts under the 2022 Authorization have been utilized, have no expiration date but may be suspended or terminated by the Board of Directors at any time. As of February 27, 2026, an aggregate of $64.5 million remained available for the repurchase of our common stock under the Current Authorizations. Certain of our agreements, including the 2025 Credit Agreement, the SKT Purchase Agreement and the CPS Delaware Certificate of Designation, contain restrictions that limit our ability to repurchase our common stock.
The following table sets forth information relating to repurchases of our equity securities during the three months ended February 27, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 29, 2025 - December 26, 2025	—	$—	—	$96,510,000
December 27, 2025 - January 23, 2026	261,605	$19.91	261,605	$91,302,000
January 24, 2026 - February 27, 2026	1,410,712	$18.99	1,410,712	$64,512,000
	1,672,317	$19.13	1,672,317
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended February 27, 2026, no officers or directors of Penguin Solutions adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 6. Exhibits
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Penguin Solutions, Inc., effective as of June 27, 2025		8-K12B	001-38102	3.1	06/30/2025
3.2	Amended and Restated Bylaws of Penguin Solutions, Inc., effective as of June 30, 2025		8-K12B	001-38102	3.3	06/30/2025
3.3	Certificate of Designation of Convertible Preferred Stock, effective as of June 27, 2025		8-K12B	001-38102	3.2	06/30/2025
4.1	Form of Common Stock Certificate		S-8 POS	333-286347	4.1	06/30/2025
4.2	Amended and Restated Investor Agreement, dated as of June 30, 2025, by and between Penguin Solutions Delaware and Astra AI Infra LLC		8-K12B	001-38102	4.4	06/30/2025
10.1*	Transition Agreement by and between Penguin Solutions Corporation and Mark Adams, dated January 30, 2026	X
10.2*	Offer Letter by and between Penguin Solutions, Inc. and Kash Shaikh, dated January 30, 2026	X
10.3**	Stock Transfer Agreement, dated as of December 29, 2025, by and among SMART Modular Technologies (LX) S.à. r.l., Lexar Europe B.V., Zilia Technologies Indústria e Comércio de Componentes Eletrônicos Ltda., Shenzhen Longsys Electronics Co., Ltd., and Shanghai Intelligent Memory Semiconductor Co., Ltd.		10-Q	001-38102	10.2	01/06/2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

*	Constitutes a management contract or compensatory plan or arrangement.
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

Penguin Solutions, Inc.
Date: April 1, 2026	By:	/s/ Kash Shaikh
Kash Shaikh
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2026	By:	/s/ Nate Olmstead
Nate Olmstead
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

