Form 10-Q
period 2026-05-29
Penguin Solutions, Inc.
filed 2026-07-07
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 2, 2026, the registrant had 51,242,699 shares of common stock outstanding.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements may include, but are not limited to, statements regarding future events or our future financial or operating performance, the extent and timing of, and expectations regarding, our future revenues and expenses and customer demand, statements regarding our objectives and development of our services and capabilities, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding our rebranding initiatives and strategy, and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “target,” “commit,” “potential,” “should” and similar words and the negatives thereof. These forward-looking statements are based on our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, global business and economic conditions, including the impact on the financial condition of our customers, particularly in challenging macroeconomic environments; growth and demand trends in technology industries (including trends and markets related to artificial intelligence (“AI”)), our customer markets and various geographic regions; uncertainties in the geopolitical environment, including those related to global conflicts, such as those in the Middle East and Ukraine, and the global effects thereof on international relations, transport, and trade; our ability to manage our cost structure; disruptions in our operations or supply chain as a result of global pandemics, tariffs, disruptions at our suppliers, or other factors; changes in trade regulations and tariffs or adverse developments in international trade relations and agreements; changes in currency exchange rates; overall information technology spending, including changes in customer spending on our products and services; appropriations for government spending; the success of our strategic initiatives including our U.S. Domestication and our ability to realize the anticipated benefits thereof, our rebranding and related strategy, any existing or potential collaborations, and additional investments in new products and additional capacity; acquisitions of companies or technologies and the failure to successfully integrate and operate them or customers’ negative reactions to them; the failure to achieve the intended benefits of the sale of Zilia Technologies Indústria e Comércio de Componentes Eletrônicos Ltda. (formerly SMART Modular Technologies do Brasil - Indústria e Comércio de Componentes Ltda.) and its business; the impact of and expected timing of winding down the manufacturing and discontinuing the sale of products offered through our Penguin Edge business; limitations on or changes in the availability of supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; our dependence on a select number of customers, and the timing and volume of customer orders and renewals; the impact of customer churn rates, including discounting and churn of significant customers from whom we derive a significant percentage of our revenue; changes in customer demand and sales mix; production or manufacturing difficulties; competitive factors; technological changes; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the memory market, LED market or other markets in which we participate; changes to applicable tax regimes or rates; changes to the valuation allowance for our deferred tax assets, including any potential inability to realize these assets in the future; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; potential sales of our common stock by the holder of our Issued CPS (as defined below) or the anticipation of such sales; and the continuing availability of borrowings under revolving lines of credit or other debt arrangements and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in our Annual Report on Form 10-K for the fiscal year ended August 29, 2025 (the “2025 Annual Report”), this Quarterly Report and the risks discussed in our other SEC filings. Such risks, uncertainties and factors as outlined above and in such filings could cause actual results of Penguin Solutions to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.
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

4

PART I. Financial Information
Item 1. Financial Statements

Penguin Solutions, Inc.
Consolidated Balance Sheets
(In thousands, except par value amounts)
(Unaudited)

As of	May 29, 2026	August 29, 2025
Assets
Cash and cash equivalents	$440,301	$453,754
Accounts receivable, net	702,981	307,904
Accounts receivable, net - related party	1,288	—
Inventories	498,318	255,182
Other current assets	85,866	47,387
Total current assets	1,728,754	1,064,227
Property and equipment, net	85,209	92,603
Operating lease right-of-use assets	55,515	58,847
Intangible assets, net	66,536	87,754
Goodwill	145,895	145,895
Deferred tax assets	98,789	99,107
Other noncurrent assets	10,336	68,767
Total assets	$2,191,034	$1,617,200

Liabilities, Temporary Equity and Stockholders' Equity
Accounts payable and accrued expenses	$802,639	$318,761
Current debt	148,401	19,945
Deferred revenue	90,406	73,893
Other current liabilities	78,291	61,300
Total current liabilities	1,119,737	473,899
Long-term debt	294,763	441,893
Noncurrent operating lease liabilities	59,345	62,736
Other noncurrent liabilities	60,779	30,445
Total liabilities	1,534,624	1,008,973

Commitments and contingencies

Temporary equity
Preferred stock, $0.03 par value; authorized 30,000 shares; 200 shares of convertible preferred stock issued and outstanding as of May 29, 2026 and August 29, 2025. Redemption amount of $200,500 as of May 29, 2026 and August 29, 2025	202,710	202,710

Penguin Solutions stockholders’ equity:
Common stock, $0.03 par value; authorized 200,000 shares; 64,804 shares issued and 51,240 outstanding as of May 29, 2026; 62,756 shares issued and 52,738 outstanding as of August 29, 2025	1,944	1,883
Additional paid-in capital	587,047	551,712
Retained earnings	125,021	46,709
Treasury stock, 13,564 and 10,018 shares held as of May 29, 2026 and August 29, 2025, respectively	(274,962)	(206,076)
Accumulated other comprehensive income	11	18
Total Penguin Solutions stockholders’ equity	439,061	394,246
Noncontrolling interest in subsidiary	14,639	11,271
Total stockholders' equity	453,700	405,517
Total liabilities, temporary equity and stockholders' equity	$2,191,034	$1,617,200
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025
Net sales:
Products	$414,166	$258,735	$938,199	$830,474
Services	63,715	65,516	192,649	200,398
Related party	832	—	33,935	—
Total net sales	478,713	324,251	1,164,783	1,030,872
Cost of sales:
Products	313,041	200,081	751,337	648,828
Services	32,458	29,087	90,421	84,501
Total cost of sales	345,499	229,168	841,758	733,329
Gross profit	133,214	95,083	323,025	297,543

Operating expenses:
Research and development	21,984	20,222	59,653	59,940
Selling, general and administrative	59,404	59,724	160,485	179,575
Impairment of goodwill	—	5,294	—	11,373
Other operating expense	963	—	6,753	968
Total operating expenses	82,351	85,240	226,891	251,856
Operating income	50,863	9,843	96,134	45,687

Non-operating (income) expense:
Interest expense, net	650	573	1,418	7,152
Other non-operating income	(3,485)	(1,439)	(19,793)	(1,012)
Total non-operating (income) expense	(2,835)	(866)	(18,375)	6,140
Income before taxes	53,698	10,709	114,509	39,547

Income tax provision	7,515	7,259	23,730	21,262
Net income	46,183	3,450	90,779	18,285
Net income attributable to noncontrolling interest	1,494	789	3,368	2,325
Net income attributable to Penguin Solutions	44,689	2,661	87,411	15,960

Preferred stock dividends	3,033	3,033	9,099	5,633
Income available for distribution	41,656	(372)	78,312	10,327
Income allocated to participating securities	4,448	—	8,210	678
Net income (loss) available to common stockholders	$37,208	$(372)	$70,102	$9,649

Earnings (loss) per common share
Basic	$0.73	$(0.01)	$1.35	$0.18
Diluted	$0.68	$(0.01)	$1.29	$0.18

Common stock used in per share calculations:
Basic	50,998	53,130	52,051	53,355
Diluted	55,063	53,738	54,565	54,336
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025
Net income	$46,183	$3,450	$90,779	$18,285
Other comprehensive income, net of tax:
Gain (loss) on investments	(3)	6	(7)	13
Comprehensive income	46,180	3,456	90,772	18,298
Comprehensive income attributable to noncontrolling interest	1,494	789	3,368	2,325
Comprehensive income attributable to Penguin Solutions	$44,686	$2,667	$87,404	$15,973
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common		Additional Paid-in-capital			Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Stockholders’ Equity	Non- controlling Interest in Subsidiary
	Shares Issued	Amount		Retained Earnings	Treasury Stock				Total Equity
As of August 29, 2025	62,756	$1,883	$551,712	$46,709	$(206,076)	$18	$394,246	$11,271	$405,517
Net income	—	—	—	5,270	—	—	5,270	785	6,055
Other comprehensive loss	—	—	—	—	—	(5)	(5)	—	(5)
Stock issued under equity plans	849	25	3,313	—	—	—	3,338	—	3,338
Repurchase of shares	—	—	—	—	(20,193)	—	(20,193)	—	(20,193)
Stock-based compensation expense	—	—	10,080	—	—	—	10,080	—	10,080
Preferred stock dividends	—	—	—	(3,033)	—	—	(3,033)	—	(3,033)
As of November 28, 2025	63,605	1,908	565,105	48,946	(226,269)	13	389,703	12,056	401,759
Net income	—	—	—	37,452	—	—	37,452	1,089	38,541
Other comprehensive income	—	—	—	—	—	1	1	—	1
Stock issued under equity plans	594	18	2,495	—	—	—	2,513	—	2,513
Repurchase of shares	—	—	—	—	(36,941)	—	(36,941)	—	(36,941)
Stock-based compensation expense	—	—	5,119	—	—	—	5,119	—	5,119
Preferred stock dividends	—	—	—	(3,033)	—	—	(3,033)	—	(3,033)
As of February 27, 2026	64,199	1,926	572,719	83,365	(263,210)	14	394,814	13,145	407,959
Net income	—	—	—	44,689	—	—	44,689	1,494	46,183
Other comprehensive income	—	—	—	—	—	(3)	(3)	—	(3)
Stock issued under equity plans	605	18	4,332	—	—	—	4,350	—	4,350
Repurchase of shares	—	—	—	—	(11,752)	—	(11,752)	—	(11,752)
Stock-based compensation expense	—	—	9,996	—	—	—	9,996	—	9,996
Preferred stock dividends	—	—	—	(3,033)	—	—	(3,033)	—	(3,033)
As of May 29, 2026	64,804	$1,944	$587,047	$125,021	$(274,962)	$11	$439,061	$14,639	$453,700
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common		Preferred		Additional Paid-in-capital			Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Stockholders’ Equity	Non- controlling Interest in Subsidiary
	Shares Issued	Amount	Shares Issued	Amount		Retained Earnings	Treasury Shares				Total Equity
As of August 30, 2024	60,226	$1,807	—	$—	$513,335	$29,985	$(153,756)	$10	$391,381	$7,827	$399,208
Net income	—	—	—	—	—	5,217	—	—	5,217	747	5,964
Other comprehensive income	—	—	—	—	—	—	—	9	9	—	9
Stock issued under equity plans	841	25	—	—	3,335	—	—	—	3,360	—	3,360
Repurchase of shares	—	—	—	—	—	—	(11,123)	—	(11,123)	—	(11,123)
Stock-based compensation expense	—	—	—	—	11,531	—	—	—	11,531	—	11,531
As of November 29, 2024	61,067	1,832	—	—	528,201	35,202	(164,879)	19	400,375	8,574	408,949
Net income	—	—	—	—	—	8,082	—	—	8,082	789	8,871
Other comprehensive loss	—	—	—	—	—	—	—	(2)	(2)	—	(2)
Stock issued under equity plans	553	17	—	—	365	—	—	—	382	—	382
Repurchase of shares	—	—	—	—	—	—	(6,472)	—	(6,472)	—	(6,472)
Stock-based compensation expense	—	—	—	—	11,580	—	—	—	11,580	—	11,580
Issuance of preferred shares	—	—	200	6	191,177	—	—	—	191,183	—	191,183
Preferred share dividends	—	—	—	—	—	(2,600)	—	—	(2,600)	—	(2,600)
As of February 28, 2025	61,620	1,849	200	6	731,323	40,684	(171,351)	17	602,528	9,363	611,891
Net income	—	—	—	—	—	2,661	—	—	2,661	789	3,450
Other comprehensive income	—	—	—	—	—	—	—	6	6	—	6
Stock issued under equity plans	686	20	—	—	3,983	—	—	—	4,003	—	4,003
Repurchase of shares	—	—	—	—	—	—	(31,645)	—	(31,645)	—	(31,645)
Stock-based compensation expense	—	—	—	—	10,251	—	—	—	10,251	—	10,251
Preferred share dividends	—	—	—	—	—	(3,033)	—	—	(3,033)	—	(3,033)
As of May 30, 2025	62,306	$1,869	200	$6	$745,557	$40,312	$(202,996)	$23	$584,771	$10,152	$594,923
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Nine Months Ended	May 29, 2026	May 30, 2025
Cash flows from operating activities
Net income	$90,779	$18,285
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation expense and amortization of intangible assets	37,877	43,010
Amortization of debt issuance costs	1,892	2,819
Stock-based compensation expense	25,195	33,362
Impairment of goodwill	—	11,373
Loss on impairment of non-marketable equity investment	10,000	—
Gain on disposition of equity investment	(30,928)	—
Deferred income taxes, net	321	1,122
Other	526	(2,468)
Changes in operating assets and liabilities:
Accounts receivable	(396,365)	(40,760)
Inventories	(243,136)	(30,776)
Other assets	9,899	13,741
Accounts payable and accrued expenses and other liabilities	505,162	133,908
Net cash provided by operating activities from continuing operations	11,222	183,616
Net cash used for operating activities from discontinued operations	—	(4,099)
Net cash provided by operating activities	11,222	179,517

Cash flows from investing activities
Capital expenditures and deposits on equipment	(7,297)	(6,087)
Proceeds from sales and maturities of investment securities	—	27,485
Purchases of held-to-maturity investment securities	—	(46,127)
Proceeds from disposition of equity investments	71,738	—
Other	(1,332)	(1,015)
Net cash provided by (used for) investing activities from continuing operations	63,109	(25,744)
Net cash provided by investing activities from discontinued operations	—	28,350
Net cash provided by investing activities	63,109	2,606

Cash flows from financing activities
Proceeds from issuance of preferred shares, net of $8,818 paid issuance costs	—	191,182
Repayments of debt	(20,000)	—
Payments to acquire common stock	(68,886)	(49,240)
Proceeds from restricted cash advances	38,000	—
Payment of preferred stock cash dividends	(9,100)	(5,100)
Proceeds from issuance of common stock	10,202	7,745
Net cash (used for) provided by financing activities	(49,784)	144,587

Net increase in cash, cash equivalents and restricted cash	24,547	326,710
Cash, cash equivalents and restricted cash at beginning of period	454,070	383,477
Cash, cash equivalents and restricted cash at end of period	$478,617	$710,187
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
Recently Adopted Accounting Standards
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers, which refines the scope of the guidance on derivatives in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and clarifies the guidance on share-based payments from a customer in ASC 606, Revenue from Contracts with Customers. We adopted this standard at the beginning of the second quarter of fiscal 2026 on a prospective basis. ASU 2025-07 clarified the rules surrounding the scope exception under ASC 815. Upon adoption, we applied this guidance to a transaction involving our non-marketable equity investment in Celestial AI. Specifically, the right to receive contingent consideration in this transaction met the definition of a derivative and was evaluated in accordance with ASC 815. The adoption of this standard did not result in the recognition of any amounts in our consolidated financial statements presented. For further details regarding this transaction and the related contingent consideration, refer to footnote section below “Cash and Investments - Non-Marketable Equity Investments - Celestial AI.”
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU are intended to increase transparency through improvements to annual disclosures primarily related to income tax rate reconciliation and income taxes paid. The amendments in this ASU are effective for us in 2026 for annual reporting and will be applied on a prospective basis. The changes to be implemented under the ASU will not impact the Company’s consolidated balance sheets, statements of operations, or cash flows. The primary impact will be the restructuring and expansion of the Income Taxes footnote in the Company's financial statements. We are evaluating the effects of this ASU on our income tax disclosures.

Cash and Investments
As of May 29, 2026 and August 29, 2025, cash, cash equivalents, and restricted cash were as follows:

As of	May 29, 2026	August 29, 2025
Cash	$412,741	$426,870
Level 1:
Money market funds	27,560	26,884
	$440,301	$453,754
Restricted cash (1)	$38,316	$316
	$478,617	$454,070
(1) As of May 29, 2026, restricted cash was $38.3 million, of which $38.0 million is included in other current assets and $0.3 million is included in other noncurrent assets on our consolidated balance sheet. The $38.0 million included in other current assets represents a customer advance under our logistics program and is restricted to use in inventory purchases for that customer. The $0.3 million classified as noncurrent restricted cash consists of funds held in connection with a surety bond.
Non-marketable Equity Investments
As of May 29, 2026 our non-marketable equity investments had no carrying value. As of August 29, 2025, our non-marketable equity investments had a carrying value of $53.0 million. The non-marketable equity investments are accounted for under the measurement alternative at cost less impairment, if any, in accordance with ASC 321, Investments – Equity Securities. In the event an observable price change occurs in an orderly transaction for an identical or a similar investment, the carrying value of investments would be remeasured to fair value as of the date that the observable transaction occurred, with any resulting gains or losses recorded in net income.
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
Under the terms of the merger agreement, the Company is eligible to receive additional consideration contingent upon Celestial AI achieving specific revenue-based milestones. The first milestone will be achieved if Celestial AI reaches cumulative revenue of at least $500.0 million by the end of Marvell’s fiscal 2029. Additional amounts will become receivable if cumulative revenue exceeds $500.0 million with the full earnout due if Celestial AI’s cumulative revenue exceeds $2 billion by the end of Marvell’s fiscal 2029. Any consideration earned will be received through the issuance of a variable number of shares of Marvell common stock, the quantity of which is determined based on the achievement of cumulative revenue milestones.
The right to receive this contingent consideration was evaluated under ASC 815, Derivatives and Hedging. While the arrangement meets the definition of a derivative instrument, it qualifies for the scope exception under ASC 815-10-15-59, because the dominant underlying is determined to be the cumulative revenue milestone targets. Accordingly, the arrangement is not accounted for as a derivative instrument. We elected, as an accounting policy, to recognize the contingent consideration portion of the arrangement when the consideration is determined to be realizable. Under this policy, no asset has been recognized as of May 29, 2026 for the milestone-based contingent consideration. We will recognize contingent consideration as income in the period in which achievement of the applicable milestone becomes probable and the amount is reasonably estimable (i.e., when realizable).
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
Pursuant to the Stock Transfer Agreement, the Company sold its remaining equity interest in Zilia Technologies including rights to the derivative financial instrument referred to as the deferred cash adjustment originally provided for under the divestiture of the 81% interest in Zilia Technologies (formerly SMART Modular Technologies do Brasil - Indústria e Comércio de Componentes Ltda.) to the Buyer for a gross purchase price of $46.1 million (the “Transaction”). On March 30, 2026, the Transaction closed and cash proceeds of $39.6 million, net of withholding taxes of $6.5 million, were received. On March 30, 2026, the remaining equity interest had a carrying value of $37.8 million and the derivative financial instrument had a carrying value equal to its fair value of $4.4 million, which together amounted to $42.2 million. The Transaction resulted in a gain on the sale in the amount of $3.9 million (gross purchase price less the combined carrying value) and was reported under other non-operating (income) expense within the Consolidated Statement of Operations.
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
As a result, the Company recognized a full impairment charge of $10.0 million during the quarter ended November 28, 2025. The impairment is recorded within Other non-operating (income) expense in the Consolidated Statements of Operations. Following the impairment, the carrying amount of the investment is zero.
The Company may have certain rights or claims in the event the investee pursues a formal restructuring or bankruptcy process. However, due to significant uncertainty regarding the recoverability of any amounts and the investee’s insolvency, no potential recoveries have been recognized as of the reporting date. The Company will continue to monitor developments and will recognize any future proceeds, if realized, in the period received within net income.
Accounts Receivable
We continue to maintain a trade receivable sales program that allows us to sell certain of our trade receivables up to $60.0 million, on a non-recourse basis to a third-party financial institution. As of May 29, 2026, there have been no trade accounts receivable sold under this program.

Inventories

As of	May 29, 2026	August 29, 2025
Raw materials	$228,790	$92,393
Work in process	39,998	32,002
Finished goods	229,530	130,787
	$498,318	$255,182
As of May 29, 2026 and August 29, 2025, 16% and 21%, respectively, of total inventories were owned and held under our logistics services program.
Property and Equipment

As of	May 29, 2026	August 29, 2025
Equipment	$89,248	$90,160
Buildings and building improvements	70,483	69,245
Furniture, fixtures and software	45,252	46,784
Land	14,983	14,983
	219,966	221,172
Accumulated depreciation	(134,757)	(128,569)
	$85,209	$92,603
Depreciation expense for property and equipment was $4.9 million and $15.0 million in the third quarter and first nine months of 2026, respectively, and $5.0 million and $15.4 million in the third quarter and first nine months of 2025, respectively.
Intangible Assets and Goodwill

	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
As of	May 29, 2026		August 29, 2025
Intangible assets:
Technology	$146,134	$(101,766)	$144,445	$(83,375)
Customer relationships	33,000	(16,720)	33,000	(13,602)
Trademarks/trade names	15,789	(9,901)	15,786	(8,500)
	$194,923	$(128,387)	$193,231	$(105,477)

Goodwill by segment:
Advanced Computing	$131,175		$131,175
Integrated Memory	14,720		14,720
	$145,895		$145,895
In the first nine months of 2026 and 2025, we capitalized $1.7 million and $1.3 million, respectively, for intangible assets with weighted-average useful lives of 18.6 years and 18.7 years, respectively. Amortization expense for intangible assets was $7.5 million and $22.9 million in the third quarter and first nine months of 2026, respectively, and $8.6 million and $27.6 million in the third quarter and first nine months of 2025, respectively. Amortization expense is expected to be $7.8 million for the remainder of 2026, $29.8 million for 2027, $10.1 million for 2028, $6.2 million for 2029, $5.5 million for 2030 and $7.1 million for 2031 and thereafter.

Accounts Payable and Accrued Expenses

As of	May 29, 2026	August 29, 2025
Accounts payable (1)	$735,864	$267,498
Salaries, wages and benefits	33,749	34,169
Income and other taxes	23,437	15,304
Other	9,589	1,790
	$802,639	$318,761
(1)Included in accounts payable for property and equipment of $1.8 million and $1.7 million as of May 29, 2026 and August 29, 2025, respectively.
Debt

As of	May 29, 2026	August 29, 2025
2030 Notes	194,763	193,906
2029 Notes	148,401	147,987
2026 Notes	—	19,945
2025 Loans	100,000	100,000
	443,164	461,838
Less current debt	(148,401)	(19,945)
Long-term debt	$294,763	$441,893
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
As of May 29, 2026, there was $100.0 million of principal amount outstanding under the 2025 Loans, and unamortized issuance costs were $3.1 million.
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
The closing price of our common stock exceeded 130% of the conversion price for our Convertible Senior Notes due 2029 (the “2029 Notes”) for at least 20 trading days (whether or not consecutive) in the 30 consecutive trading days ended on May 29, 2026. As a result, the 2029 Notes are convertible by holders through August 28, 2026. Because the holders possess the unilateral right to demand conversion during the fiscal quarter ending August 28, 2026 and we are required to settle the principal amount of any converted notes in cash, the entire carrying value of the 2029 Notes is reflected as current debt on our Consolidated Balance Sheet as of May 29, 2026.
Upon receiving a notice of conversion, we are required to pay the principal amount in cash and have the option to settle any amount in excess of the principal amount in cash, shares of our common stock, or a combination thereof. If we elect to settle any part of the excess in cash, the settlement obligation becomes a derivative debt liability subject to mark-to-market accounting treatment based on the volume-weighted-average price of our common stock over a period of 40 consecutive trading days, beginning on, and including, the second trading day immediately after the Conversion Date (as defined in the 2029 Indenture) (“the Observation Period”). During the Observation Period, the derivative liability is remeasured to fair value at each reporting period and upon final settlement, with any subsequent changes in fair value recognized as a gain or loss in our Consolidated Statement of Operations.
Convertible Senior Notes Interest
Unamortized debt discount and issuance costs are amortized over the terms of our 2026 Notes, our 2029 Notes and our 2.00% Convertible Senior Notes due 2030 (the “2030 Notes,” and together with the 2026 Notes and the 2029 Notes, the “Convertible Senior Notes”) using the effective interest method. As of August 29, 2025 and up through the date of maturity, the effective interest rate for our 2026 Notes was 2.83%. As of May 29, 2026 and August 29, 2025, the effective interest rate for our 2029 Notes was 2.40%. As of May 29, 2026 and August 29, 2025, the effective interest rate for our 2030 Notes was 2.65%. Aggregate interest expense for our Convertible Senior Notes consisted of contractual stated interest and amortization of issuance costs and included the following:

	Three Months Ended		Nine Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025
Contractual stated interest	$1,789	$1,904	$5,458	$5,588
Amortization of debt issuance costs	388	402	1,319	1,321
	$2,177	$2,306	$6,777	$6,909
Maturities of Debt
As of May 29, 2026, maturities of debt were as follows:

Remainder of 2026	$—
2027	—
2028	—
2029	150,000
2030	300,000
2031 and thereafter	—
Less unamortized discount and issuance costs	(6,836)
$443,164

Leases
We have operating leases through which we utilize facilities, offices, and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

	Three Months Ended		Nine Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025
Fixed lease cost	$2,778	$2,585	$8,572	$8,535
Variable lease cost	643	822	1,805	1,885
Short-term lease cost	362	466	1,216	1,379
	$3,783	$3,873	$11,593	$11,799
Cash flows from operating activities included payments for operating leases of $4.4 million and $6.2 million in the first nine months of 2026 and 2025, respectively.
As of May 29, 2026 and August 29, 2025, the weighted-average remaining lease term for our operating leases was 9.1 years and 9.0 years, respectively, and the weighted-average discount rate was 6.1% for both periods. Certain of our operating leases include one or more options to extend the lease term for periods from 2 years to 5 years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms.
As of May 29, 2026, minimum payments of lease liabilities were as follows:

Remainder of 2026	$2,682
2027	10,103
2028	10,085
2029	9,874
2030	9,834
2031 and thereafter	43,936
86,514
Less imputed interest	(20,987)
Present value of total lease liabilities	$65,527
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

On June 30, 2025, we recorded $202.7 million of Issued CPS within temporary equity on the consolidated balance sheet. As of August 29, 2025 and May 29, 2026, we did not adjust the carrying values of the Issued CPS to the redemption values of such shares because a deemed liquidation event did not occur and the shares were not probable of becoming redeemable in the future as of the consolidated balance sheet date.

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

Delaware Certificate of Designation for Convertible Preferred Stock
On June 27, 2025, in connection with the U.S. Domestication, Penguin Solutions Delaware executed and adopted the CPS Delaware Certificate of Designation that sets forth the terms, rights and obligations of the Issued CPS. The principal attributes of the Issued Cayman CPS and the Issued CPS are substantially the same, subject to changes to give effect to requirements of Delaware law. Refer to the Certificate of Designation of Penguin Solutions, Inc., effective as of June 27, 2025, incorporated by reference as Exhibit 3.3 hereto, to the description of the Issued CPS contained in the description of the Registrant’s capital stock, filed as Exhibit 4.1 to the 2025 Annual Report, and to the information under the heading “Comparison of Rights of Cayman Islands Shareholders and Delaware Stockholders” in Penguin Solutions Cayman’s definitive proxy statement on Schedule 14A filed with the SEC on May 2, 2025.
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

Dividends
The shares of Issued CPS entitle the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option, subject to certain conditions, including a stock issuance limitation. We declared and paid preferred cash dividends of $2.9 million and $9.1 million in the third quarter and first nine months of 2026, respectively, and $2.9 million and $5.1 million in the third quarter and first nine months of 2025, respectively. As of May 29, 2026, we accrued preferred dividends of $0.5 million.

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
Equity
Penguin Solutions Stockholders’ Equity
Common Stock Repurchase Authorization
On April 4, 2022, our Board of Directors approved a $75.0 million stock repurchase authorization (the “2022 Authorization”), under which we may repurchase our outstanding common stock from time to time through open market purchases, privately-negotiated transactions or otherwise. On each of January 8, 2024 and October 6, 2025, the Audit Committee of the Board of Directors approved additional $75.0 million stock repurchase authorizations (the “2024 Authorization” and “2025 Authorization,” respectively, and together, the “Current Authorizations”). The Current Authorizations, which consist solely of amounts approved pursuant to the 2024 Authorization and 2025 Authorization as all amounts under the 2022 Authorization have been utilized, have no expiration date but may be suspended or terminated by the Board of Directors at any time. In the first nine months of 2026 and 2025, we repurchased 2,929 thousand and 2,456 thousand shares of common stock for $55.7 million and $40.9 million, respectively, under the Current Authorizations. As of May 29, 2026, an aggregate of $55.8 million remained available for the repurchase of our common stock under the Current Authorizations. Certain of our agreements, including the 2025 Credit Agreement, the SKT Purchase Agreement and the CPS Delaware Certificate of Designation, contain restrictions that limit our ability to repurchase our common stock.
Other Stock Repurchases
Common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as common stock repurchases. In the first nine months of 2026 and 2025, we repurchased 604 thousand and 484 thousand shares of common stock as payment of withholding taxes for $13.2 million and $8.3 million, respectively.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component in first nine months of 2026 were as follows:

Gains (Losses) on Investments
As of August 29, 2025	$18

Other comprehensive income (loss) before reclassifications	(7)
Reclassifications out of accumulated other comprehensive income	—
Other comprehensive income (loss)	(7)
As of May 29, 2026	$11

Fair Value Measurements

	Fair Value	Carrying Value	Fair Value	Carrying Value
As of	May 29, 2026		August 29, 2025
Assets:
Derivative financial instruments	$—	$—	$4,223	$4,223

Liabilities:
2030 Notes	$428,252	$194,763	$224,048	$193,906
2029 Notes	$389,729	$148,401	$197,363	$147,987
2026 Notes	$—	$—	$25,713	$19,945
The deferred cash adjustment resulting from the divestiture of an 81% interest in Zilia Technologies Indústria e Comércio de Componentes Eletrônicos Ltda. (formerly SMART Modular Technologies do Brasil - Indústria e Comércio de Componentes Ltda.) is accounted for as a derivative financial instrument and is revalued at the end of each reporting period. The asset’s fair value, as measured on a recurring basis, was based on Level 2 measurements, including market-based observable inputs of interest rates and credit-risk spreads. On March 30, 2026, this derivative financial instrument was derecognized as a result of the closing of the Stock Transfer Agreement. Refer to footnote section above “Cash and Investments - Non-Marketable Equity Investments - Zilia Technologies”.
The fair values of our Convertible Senior Notes, as measured on a non-recurring basis, were determined based on Level 2 measurements, including the trading prices of the Convertible Senior Notes.
Equity Plans
As of May 29, 2026, 9.0 million shares of our common stock were available for future awards under our equity plans.
Restricted Stock Awards and Restricted Stock Units Awards (“Restricted Awards”)
Restricted Award activity was as follows:

	Three Months Ended		Nine Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025
Restricted awards granted	139	1,323	2,478	2,006
Weighted-average grant date fair value per share	$21.47	$17.09	$20.88	$18.35
Aggregate vesting date fair value of shares vested	$9,443	$6,091	$31,062	$25,768
As of May 29, 2026, total unrecognized compensation costs for unvested Restricted Awards were $84.7 million, which were expected to be recognized over a weighted-average period of 2 years, 8 months.
Employee Stock Purchase Plan (“ESPP”)
Under our ESPP, employees purchased 450 thousand shares of common stock for $7.2 million in the first nine months of 2026 and 529 thousand shares of common stock for $6.8 million in the first nine months of 2025, respectively.

Stock-Based Compensation Expense
Stock-based compensation expense for our continuing operations was as follows:

	Three Months Ended		Nine Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025
Stock-based compensation expense by caption:
Cost of sales	$1,411	$1,393	$4,319	$4,812
Research and development	1,612	1,531	4,742	4,818
Selling, general and administrative	6,973	7,327	16,134	23,732
	$9,996	$10,251	$25,195	$33,362
Income tax benefits for stock-based awards were $1.8 million and $4.5 million in the third quarter and first nine months of 2026, respectively, and $1.4 million and $4.3 million in the third quarter and first nine months of 2025, respectively.
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

	Three Months Ended		Nine Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025
Cost of materials and services invoiced in connection with logistics services	$742,397	$238,492	$1,333,169	$682,100
Customer Contract Balances

As of	May 29, 2026	August 29, 2025
Contract assets (1)	$1,725	$1,929

Contract liabilities: (2)
Deferred revenue	$136,589	$89,943
Customer advances	56,216	21,525
	$192,805	$111,468
(1)Contract assets are included in other current and noncurrent assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customers are expected to take control of the asset or receive the benefit of the service.
Contract assets represent amounts recognized as revenue for which we do not have the unconditional right to consideration.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of May 29, 2026, we expect to recognize revenue of $90.4 million of the balance of $136.6 million in the next 12 months and the remaining amount thereafter. In the first nine months of 2026, we recognized revenue of $72.2 million from satisfying performance obligations related to amounts included in deferred revenue as of August 29, 2025. In addition, as of May 29, 2026, other current liabilities included $10.6 million that is not included in the above remaining performance obligations. While this liability relates to amounts received from customers in connection with arrangements that are cancellable at the customer’s discretion, we have not had to refund any such amounts to our customers in the periods presented.
Customer advances, which are included in other current liabilities in the accompanying consolidated balance sheets, represent amounts received from customers for advance payments to secure product. In the first nine months of 2026, we recognized revenue of $20.5 million from satisfying performance obligations related to amounts included in customer advances as of August 29, 2025.
As of May 29, 2026 and August 29, 2025, other current liabilities included $13.9 million and $17.7 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating (Income) Expense
In recent periods, we executed plans that included the elimination of certain projects across our businesses, which resulted in workforce reductions. In connection therewith, we recorded restructuring charges of $6.8 million and $1.0 million in the first nine months of 2026 and 2025, respectively, consisting solely of employee severance costs and other benefits, reflected in Other Operating (Income) Expense in the Consolidated Statements of Operations. These charges were primarily concentrated in the period management defined, committed, and communicated the plan, and therefore, they were accrued and recorded in the respective period announced. We anticipate there will be additional restructuring activities in future quarters, for which we will record additional charges.
The following table summarizes the liabilities directly attributable to us that were recognized in the first nine months of 2026 under the plans discussed above:

As of August 29, 2025	$1,063
Additions	6,752
Cash payments	(7,208)
As of May 29, 2026	$607
The 2026 beginning restructuring liability balance was $1.1 million, of which $0.1 million remained outstanding as of May 29, 2026. The total unpaid balance as of May 29, 2026 was $0.6 million, and it is expected to be fully paid by the end of 2026.
Other Non-operating (Income) Expense

	Three Months Ended		Nine Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025
Loss (gain) from changes in foreign currency exchange rates	1,080	(1,134)	1,277	(82)
Loss (gain) on disposition of assets	—	(38)	(19)	35
Loss on non-marketable equity investments	—	—	10,000	—
Gain on disposition of equity securities	(3,892)	—	(30,928)	—
Other	(673)	(267)	(123)	(965)
	$(3,485)	$(1,439)	$(19,793)	$(1,012)
Income Taxes

	Three Months Ended		Nine Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025
Income before taxes	$53,698	$10,709	$114,509	$39,547
Income tax provision	$7,515	$7,259	$23,730	$21,262
Effective tax rate	14.0%	67.8%	20.7%	53.8%

Income taxes include a provision (benefit) for federal, state and foreign taxes based on the annual estimated effective tax rate applicable to us and our subsidiaries, adjusted for certain discrete items, which are fully recognized in the period they occur. We have determined our interim income tax provision (benefit) by applying the annual estimated effective income tax rate expected to be applicable for the full fiscal year to the income before taxes for jurisdictions which are subject to income tax. In determining the full year estimate, we do not include the impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax provision and income before taxes. Accordingly, the interim effective tax rate may not be reflective of the annual estimated effective tax rate. Additionally, our income tax provision (benefit) is subject to volatility and could be impacted by changes in our geographic earnings, non-deductible share-based compensation and certain tax credits.
The effective tax rate was 14.0% and 20.7% in the third quarter and first nine months of 2026, respectively, and was lower than the U.S. statutory tax rate of 21.0% primarily due to return-to-provision true-ups and certain tax credits, partially offset by cross border tax costs, state income taxes, and foreign withholding tax. The effective tax rate was 67.8% and 53.8% in the third quarter and first nine months of 2025, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, withholding taxes, state income taxes, and nondeductible compensation paid to officers, partially offset by research and development tax credits.
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
The following table summarizes the computation of basic and diluted EPS under the two-class or if-converted method in applicable periods, as well as the anti-dilutive shares excluded:

	Three Months Ended		Nine Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025
Net income attributable to Penguin Solutions – Basic and Diluted	$44,689	$2,661	$87,411	$15,960
Less: Preferred stock dividends	3,033	3,033	9,099	5,633
Income available for distribution	41,656	(372)	78,312	10,327
Income allocated to participating securities	4,448	—	8,210	678
Net income available to common stockholders	$37,208	$(372)	$70,102	$9,649

Weighted-average shares outstanding – Basic	50,998	53,130	52,051	53,355
Dilutive effect of equity plans and Convertible Senior Notes	4,065	608	2,514	981
Weighted-average shares outstanding – Diluted	55,063	53,738	54,565	54,336

Earnings (loss) per common share:
Basic	$0.73	$(0.01)	$1.35	$0.18
Diluted	$0.68	$(0.01)	$1.29	$0.18

Unweighted anti-dilutive shares:
Equity plans	1,283	1,608	898	1,295
Preferred stock	6,096	6,096	6,096	6,096
	7,379	7,704	6,994	7,391
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
We have the following three business units, which are our reportable segments:
•Advanced Computing: Our Advanced Computing segment offers high-performance, high-availability, fault-tolerant computing platforms and services that span the continuum from core to edge to cloud. Our solutions are designed specifically for customers across multiple markets, including sovereign AI initiatives, hyperscale, neocloud, financial services, energy, government, education, healthcare and others.
•Integrated Memory: Our Integrated Memory segment provides high-performance and reliable integrated memory solutions through the design, development and manufacturing of specialty memory and storage solutions that resolve memory limitations arising within high-performance, high-availability computing solutions. These specialty products are tailored to meet customer-specific AI requirements across networking and communications, enterprise storage and computing, including server applications and other vertical markets. These products are marketed to original equipment manufacturers and to commercial and government customers. The Integrated Memory segment also offers SMART Supply Chain Services, which provides customized, integrated supply chain services to enable our customers to better manage supply chain planning and execution, reduce costs and increase productivity.
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
There are no differences between the accounting policies for our segment reporting and our consolidated results of operations. Operating expenses directly associated with the activities of a specific segment are charged to that segment. Certain other indirect operating income and expenses are generally allocated to segments based on their respective percentage of net sales. We do not identify (other than goodwill) or report internally our assets or allocate certain expenses and amortization, interest, other non-operating (income) expense or taxes to segments.

	Three Months Ended		Nine Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025
Net sales:
Advanced Computing	$137,583	$132,498	$404,750	$510,081
Integrated Memory	275,067	130,124	583,217	332,090
Optimized LED	66,063	61,629	176,816	188,701
Total net sales	$478,713	$324,251	$1,164,783	$1,030,872

Costs of Goods Sold
Advanced Computing	$101,110	$75,064	$279,283	$321,102
Integrated Memory	192,565	102,839	425,815	258,529
Optimized LED	44,505	43,594	115,098	130,957
Total Costs of Goods Sold	338,180	221,497	820,196	710,588

Operating Expense
Advanced Computing	$32,570	$32,749	$92,152	$97,245
Integrated Memory	20,314	14,828	51,627	43,017
Optimized LED	17,482	16,702	49,642	51,539
Total Operating Expenses	70,366	64,279	193,421	191,801

Segment operating income:
Advanced Computing	$3,903	$24,684	$33,315	$91,734
Integrated Memory	62,188	12,457	105,775	30,543
Optimized LED	4,076	1,333	12,076	6,205
Total segment operating income	70,167	38,474	151,166	128,482

Reconciliation of profit (loss)
Stock-based compensation expense	(9,996)	(10,251)	(25,195)	(33,362)
Amortization of acquisition-related intangibles	(7,224)	(8,439)	(22,241)	(27,033)
Cost of sales-related restructuring	—	(369)	483	(404)
Diligence, acquisition and integration expense	(1,058)	(296)	(1,058)	(1,696)
Redomiciliation costs	—	(3,702)	—	(7,304)
Impairment of goodwill	—	(5,294)	—	(11,373)
Restructuring charges	(963)	—	(6,753)	(968)
Other	(63)	(280)	(268)	(655)
Total unallocated	(19,304)	(28,631)	(55,032)	(82,795)
Total non-operating income (expense)	$2,835	$866	$18,375	$(6,140)
Income before taxes	$53,698	$10,709	$114,509	$39,547

Depreciation included in segment operating income was as follows:

	Three Months Ended		Nine Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025
Advanced Computing	$1,847	$2,029	$6,007	$6,065
Integrated Memory	926	911	2,707	2,782
Optimized LED	2,079	2,107	6,253	6,551
	$4,852	$5,047	$14,967	$15,398

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
On May 26, 2025, we entered into an agreement with SKT, a related party, under which we subsequently entered into statements of work to provide solutions to support SKT’s AI data center infrastructure initiatives. SKT, through Astra AI Infra, a special purpose vehicle formed by SKT, holds more than 10% of the voting interest of the Company. Additionally, Min Yong Ha, an executive of SKT, is a member of our Board of Directors. For the three and nine months ended May 29, 2026, we recognized revenue of $0.8 million and $33.9 million, respectively, on the fulfillment of AI hardware solutions, installation services, and managed services. This included $18.3 million in cash deposits recorded as a contract liability at the beginning of 2026. As of May 29, 2026, we had a $1.3 million outstanding balance under accounts receivable associated with related parties.

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
For an overview of our business, see “PART I - Item 1. Business” of the 2025 Annual Report.
Factors Affecting Our Operating Performance
Macro-Economic Demand Factors: Our business segments each have their own unique set of demand factors. Our Advanced Computing business is driven by demand for our High Performance Computing (HPC) and AI products, as well as traditional workload optimization and efficiency applications. We expect increased AI adoption and broader implementation by enterprises within but not limited to verticals such as financial services, oil and gas, telecommunications, government, manufacturing and education, as well as increased neocloud and sovereign AI adoption, as organizations seek scalable infrastructure solutions, though the extent and timing of such adoption and implementation may vary and may affect our results of operations. Demand in our Integrated Memory segment is driven by end-market demand from OEMs for customer-specific solutions in vertical markets such as industrial, government, networking, HPC and enterprise storage, as well as emerging demand for higher density and greater bandwidth solutions for AI deployments, and we anticipate growing demand for higher performance and reliability memory solutions, such as our CXL family of products, to support both traditional use cases and increasingly complex AI applications, although there can be no assurance that such demand will materialize as expected or at all. Finally, demand for our Optimized LED products is derived from targeted end-market applications, such as general high-power and mid-power lighting and specialty lighting, including video display and horticulture applications. However, broader macro-economic trends, including regional market demand and the global macro-economic environment, including those related to global conflicts, such as those in the Middle East and Ukraine, and the global effects thereof on international relations, transport and trade, recessionary indicators, high inflation rates, uncertainty and costs associated with trade policies and tariffs, and interest rates, can adversely affect all three segments concurrently.

Shifts in the Mix and Timing of Our Net Sales: Shifts in the mix of net sales from our operating segments, and in the timing of net sales, which can vary significantly from period to period, have impacted and can continue to impact our business and results of operations, including gross and operating margins. For example, our Advanced Computing segment is subject to variability in its sales and margin profile from period to period due to factors such as the following: recognition of revenue sometimes being tied to customer decisions as to the completion of delivery and system go-live events; certain sales being affected by the timing of customer deployments and shipments or customer budget considerations; changes in customer spending on our products and services (including as a result of the macro-economic demand factors discussed above); the impact of customer churn rates (including discounting and churn of significant customers from whom we derive a significant percentage of our net sales); discontinuation of certain of our products from time to time; shifts in our customer mix, including expected trends with respect to growth in demand from non-hyperscaler customers for HPC and AI solutions; and margin being driven by the proportion of higher margin software and managed services within our Advanced Computing sales. Within our Advanced Computing segment, our “AI infrastructure business” refers to customer engagements focused on AI workloads, including designing, building, deploying, and managing AI infrastructure hardware, software, and services. When we refer to our non-hyperscale AI infrastructure business, we are referring to our AI infrastructure business excluding sales to hyperscaler customers. Our AI infrastructure business is transitioning from a hyperscaler concentration toward a more diversified non-hyperscaler customer base across enterprise, neocloud, and sovereign AI, which may negatively impact our net sales during the transition. Additionally, our net sales and margins have been negatively impacted by the winding down of our Penguin Edge business, which we expect to wind down and discontinue by the end of fiscal 2026. The comparability of our results of operations against prior periods will also be affected following the wind down of our Penguin Edge business. Our resource commitments and planning for each segment are relatively fixed in the short term, and as such, variability in expected net sales mix may have direct implications for our operating income and margins. Our Integrated Memory business has gross margins which are lower than the Company average and if net sales from this business grow faster than net sales for the Company overall, it may negatively impact total Company gross margins.

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

Results of Operations

	Three Months Ended				Nine Months Ended
	May 29, 2026		May 30, 2025		May 29, 2026		May 30, 2025
Net sales:
Advanced Computing	$137,583	28.7%	$132,498	40.9%	$404,750	34.7%	$510,081	49.5%
Integrated Memory	275,067	57.5%	130,124	40.1%	583,217	50.1%	332,090	32.2%
Optimized LED	66,063	13.8%	61,629	19.0%	176,816	15.2%	188,701	18.3%
Total net sales	478,713	100.0%	324,251	100.0%	1,164,783	100.0%	1,030,872	100.0%
Cost of sales	345,499	72.2%	229,168	70.7%	841,758	72.3%	733,329	71.1%
Gross profit	133,214	27.8%	95,083	29.3%	323,025	27.7%	297,543	28.9%

Operating expenses:
Research and development	21,984	4.6%	20,222	6.2%	59,653	5.1%	59,940	5.8%
Selling, general and administrative	59,404	12.4%	59,724	18.4%	160,485	13.8%	179,575	17.4%
Impairment of goodwill	—	—%	5,294	1.6%	—	—%	11,373	1.1%
Other operating expense	963	0.2%	—	—%	6,753	0.6%	968	0.1%
Total operating expenses	82,351	17.2%	85,240	26.3%	226,891	19.5%	251,856	24.4%
Operating income	50,863	10.6%	9,843	3.0%	96,134	8.3%	45,687	4.4%

Non-operating (income) expense:
Interest expense, net	650	0.1%	573	0.2%	1,418	0.1%	7,152	0.7%
Other non-operating (income) expense	(3,485)	(0.7)%	(1,439)	(0.4)%	(19,793)	(1.7)%	(1,012)	(0.1)%
Total non-operating (income) expense	(2,835)	(0.6)%	(866)	(0.3)%	(18,375)	(1.6)%	6,140	0.6%
Income before taxes	53,698	11.2%	10,709	3.3%	114,509	9.8%	39,547	3.8%

Income tax provision	7,515	1.6%	7,259	2.2%	23,730	2.0%	21,262	2.1%
Net income	46,183	9.6%	3,450	1.1%	90,779	7.8%	18,285	1.8%
Net income attributable to noncontrolling interest	1,494	0.3%	789	0.2%	3,368	0.3%	2,325	0.2%
Net income attributable to Penguin Solutions	44,689	9.3%	2,661	0.9%	87,411	7.5%	15,960	1.6%
Preferred stock dividends	3,033	0.6%	3,033	0.9%	9,099	0.8%	5,633	0.5%
Income available for distribution	41,656	8.7%	(372)	(0.1)%	78,312	6.7%	10,327	1.0%
Income allocated to participating securities	4,448	0.9%	—	—%	8,210	0.7%	678	0.1%
Net income (loss) available to common stockholders	$37,208	7.8%	$(372)	(0.1)%	$70,102	6.0%	$9,649	0.9%
Percentages represent percentage of total net sales. Summations of percentages may not compute precisely due to rounding.

Net Sales, Cost of Sales and Gross Profit
Net sales increased by $154.5 million, or 47.6%, and $133.9 million, or 13.0%, in the third quarter and first nine months of 2026, respectively, compared to the same periods in the prior year, primarily driven by strong growth for our Integrated Memory segment. Integrated Memory net sales increased by $144.9 million, or 111.4%, and $251.1 million, or 75.6%, in the third quarter and first nine months of 2026, respectively, compared to the same periods in the prior year, primarily driven by strong momentum across DRAM and Flash, as accelerating AI-driven demand drove favorable pricing and increased volume. Advanced Computing net sales increased by $5.1 million, or 3.8%, and decreased by $105.3 million, or 20.6%, in the third quarter and first nine months of 2026, respectively, compared to the same periods in the prior year, with the third-quarter increase driven by strength in our non-hyperscale AI infrastructure business, partially offset by the wind down of our Penguin Edge business, and the nine-month decrease reflecting both the ongoing Penguin Edge wind down and hyperscale hardware sales in 2025 that did not recur in 2026. Optimized LED net sales increased by $4.4 million, or 7.2%, and decreased by $11.9 million, or 6.3%, in the third quarter and first nine months of 2026, respectively, compared to the same periods in the prior year, with the third quarter increase primarily attributable to stronger channel demand and higher direct sales, while the decrease for the nine-month period reflects a broad-based decline in demand across the business.
Cost of sales increased by $116.3 million, or 50.8%, and $108.4 million, or 14.8%, in the third quarter and first nine months of 2026, respectively, compared to the same periods in the prior year. The increase was primarily driven by strong growth for our Integrated Memory segment.
Gross margin decreased to 27.8% in the third quarter of 2026 compared to 29.3% in the same period in 2025, and to 27.7% in the first nine months of 2026 compared to 28.9% in the same period in 2025, primarily attributable to the ongoing wind down of our Penguin Edge business and a shift in the overall mix of sales across our business units.
Non-GAAP Measure of Segment Operating Income
Below is a table of our operating income, measured on a non-GAAP basis, which Penguin Solutions management uses to supplement Penguin Solutions’ financial results under GAAP to analyze its operations and make decisions as to future operational plans and which management believes provides supplemental non-GAAP information that is useful to investors in analyzing and assessing our past and future operating performance. These non-GAAP measures exclude certain items, such as stock-based compensation expense; amortization of acquisition-related intangible assets (consisting of amortization of developed technology, customer relationships, trademarks/trade names and backlog acquired in connection with business combinations); acquisition-related inventory adjustments; inventory write-off, stolen in transit shipment, net of insurance recovery; cost of sales-related restructuring; diligence, acquisition and integration expense; restructuring charges; impairment of goodwill; changes in the fair value of contingent consideration; redomiciliation costs; and other infrequent or unusual items. While amortization of acquisition-related intangible assets is excluded, the revenues from acquired companies is reflected in our non-GAAP measures and these intangible assets contribute to revenue generation. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Segment and Other Information.”
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

	Three Months Ended		Nine Months Ended
	May 29, 2026	May 30, 2025	May 29, 2026	May 30, 2025
GAAP operating income	$50,863	$9,843	$96,134	$45,687
Stock-based compensation expense	9,996	10,251	25,195	33,362
Amortization of acquisition-related intangibles	7,224	8,439	22,241	27,033
Inventory write-off, stolen in-transit shipment, net of insurance recovery	(5,783)	—	—	—
Cost of sales-related restructuring	—	369	(483)	404
Diligence, acquisition and integration expense	1,058	296	1,058	1,696
Redomiciliation costs	—	3,702	—	7,304
Impairment of goodwill	—	5,294	—	11,373
Restructuring charges	963	—	6,753	968
Other	63	280	268	655
Non-GAAP operating income	$64,384	$38,474	$151,166	$128,482

Non-GAAP operating income (loss) by segment:
Advanced Computing	$(1,880)	$24,684	$33,315	$91,734
Integrated Memory	62,188	12,457	105,775	30,543
Optimized LED	4,076	1,333	12,076	6,205
Total non-GAAP operating income by segment	$64,384	$38,474	$151,166	$128,482
Advanced Computing operating income on a non-GAAP basis decreased by $26.6 million, or 107.6%, and $58.4 million, or 63.7%, in the third quarter and first nine months of 2026, respectively, as compared to the same periods in the prior year, with the third-quarter decrease primarily driven by the ongoing wind down of our Penguin Edge business, while the nine-month decrease reflects both the ongoing wind down of our Penguin Edge business and the absence of hyperscale hardware sales in 2025 that did not recur in 2026.
Integrated Memory operating income on a non-GAAP basis increased by $49.7 million, or 399.2%, and $75.2 million, or 246.3%, in the third quarter and first nine months of 2026, respectively, as compared to the same periods in the prior year, primarily attributable to increased net sales driven by strong momentum across DRAM and Flash, as accelerating AI-driven demand supported higher pricing and increased volumes.
Optimized LED operating income on a non-GAAP basis increased by $2.7 million, or 205.8%, and $5.9 million, or 94.6%, in the third quarter and first nine months of 2026, respectively, as compared to the same periods in the prior year, primarily attributable to lower personnel-related expenses resulting from headcount reductions, together with improved gross profit driven by a more favorable product mix and tariff recoveries.
Operating and Non-operating (Income) Expense
Research and Development
Research and development expense increased by $1.8 million, or 8.7%, and decreased by $0.3 million, or 0.5%, in the third quarter and first nine months of 2026, respectively, as compared to the same periods in the prior year, with the third-quarter increase reflecting higher incentive compensation tied to company performance, while the nine-month decrease reflects lower personnel-related expenses from headcount reductions and reduced subcontract services in Advanced Computing.
Selling, General and Administrative
Selling, general and administrative expense decreased by $0.3 million, or 0.5%, and $19.1 million, or 10.6%, in the third quarter and first nine months of 2026, respectively, as compared to the same periods in the prior year, primarily due to lower personnel-related expenses mainly driven by headcount reductions as well as lower subcontract services following the completion of our U.S. Domestication in 2025.

Other Operating (Income) Expense
Other operating expenses in the first nine months of 2026 and 2025 included restructuring charges of $6.8 million and $1.0 million, respectively, primarily for employee severance costs and other benefits resulting from workforce reductions, the elimination of certain projects across our businesses and other costs associated with the ongoing wind down of our Penguin Edge business. We anticipate that such activities will continue into future quarters, for which we expect to record additional restructuring charges.
Interest Expense, Net
Net interest expense decreased by $5.7 million in the first nine months of 2026 compared to the same period in the prior year, primarily due to the full repayment of the Amended 2022 TLA (as defined below) in the fourth quarter of 2025.
Other Non-operating (Income) Expense
Other non-operating (income) expense in the first nine months of 2026 includes a net gain of $30.9 million from the disposition of equity investments, partially offset by a $10.0 million charge on impairment of a non-marketable equity investment. See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Cash and Investments – Non-Marketable Equity Investments.”
In addition, other non-operating (income) expense in the first nine months of 2026 and 2025 included foreign currency gains (losses). See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Other Non-operating (Income) Expense.”
Income Tax Provision
Income tax provision in the third quarter and first nine months of 2026 increased by $0.3 million and by $2.5 million, respectively, as compared to the same periods in the prior year, primarily attributable to higher income before income taxes driven by improved operating performance, partially offset by benefits associated with the U.S. Domestication.
Our effective tax rate was 14.0% and 20.7% in the third quarter and first nine months of 2026, respectively, and was lower than the U.S. statutory tax rate of 21.0%, primarily due to return-to-provision true-ups and certain tax credits, partially offset by cross border tax costs, state income taxes, and foreign withholding tax. The effective tax rate was 67.8% and 53.8% in the third quarter and first nine months of 2025, respectively, and differed from the U.S. statutory rate primarily due to losses generated in a jurisdiction where no tax benefit can be recognized, withholding taxes, state income taxes, and nondeductible compensation paid to officers, partially offset by research and development tax credits.
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
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Income Taxes.”
Liquidity and Capital Resources
As of May 29, 2026, we had cash and cash equivalents of $440.3 million, of which $312.4 million was held by subsidiaries outside of the United States. Our principal uses of cash and capital resources have been acquisitions, repurchases of our common stock, debt service requirements, capital expenditures, investments in working capital, research and development expenditures, and other operating expenses. We expect that future capital expenditures will focus on expansion of our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts, money market funds and time deposits. We do not acquire investments for trading or speculative purposes.
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
On January 18, 2023, we exchanged $150.0 million principal amount of 2026 Notes for $150.0 million principal amount of new 2029 Notes (as defined below). On August 6, 2024, we repurchased $80.0 million aggregate principal amount of our 2026 Notes for $100.6 million cash (including payment for accrued interest) in privately-negotiated transactions. In the second quarter of 2026, the 2026 Notes matured and we paid the remaining principal balance of $20.0 million, plus $0.3 million of accrued and unpaid interest. As of May 29, 2026, there were no 2026 Notes outstanding.
2029 Notes
In February 2023, we issued $150.0 million in aggregate principal amount of 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) pursuant to an indenture (the “2029 Indenture”), dated as of January 23, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes will mature on February 1, 2029, unless earlier converted, redeemed or repurchased. As of May 29, 2026, $150.0 million in aggregate principal amount of 2029 Notes were outstanding.

The conditional conversion feature of the 2029 Notes was triggered because the closing price of our common stock exceeded 130% of the conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ended on May 29, 2026. Consequently, the 2029 Notes are currently convertible at the option of the holders through August 28, 2026.

Under the terms of the indenture governing the 2029 Notes, upon receiving a notice of conversion, we are required to settle the principal amount of the converted notes in cash. Because holders possess the unilateral right to demand conversion during the fiscal quarter ending August 28, 2026, we have reclassified the $150.0 million aggregate principal amount (net of unamortized debt issuance costs) from long-term debt to current debt on our consolidated balance sheet as of May 29, 2026.

If all noteholders were to exercise their right to convert during this period, we would be obligated to pay up to $150.0 million in cash to settle the principal portion. We intend to fund any such required cash settlements utilizing our existing cash and cash equivalents, cash generated from operations, and, if necessary, available borrowing capacity under our 2025 Credit Facility. We believe these sources of liquidity are sufficient to meet our short-term obligations, including any potential cash settlements arising from the conversion of the 2029 Notes over the next 12 months.

While the conversion of the 2029 Notes is at the option of the holders and outside of the Company’s control, based on current market conditions, including the trading value of the 2029 Notes in the secondary market, we do not currently anticipate significant conversion activity during the open conversion window. However, there can be no assurance that holders will not elect to convert, and we may be required to pay up to $150.0 million in cash to settle the principal portion of the 2029 Notes if all holders elect to convert. To the extent the conversion value of the 2029 Notes exceeds the principal amount, we maintain the option to settle such excess in cash, shares of our common stock, or a combination thereof.
2030 Notes
On August 6, 2024 and August 14, 2024, we issued $175.0 million and $25.0 million aggregate principal amount, respectively, of our 2.00% Convertible Senior Notes due 2030 (collectively, the “2030 Notes,” and together with the 2026 Notes and the 2029 Notes, the “Convertible Senior Notes”) pursuant to, and governed by, an indenture (the “2030 Indenture”), dated August 6, 2024, between us and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes will mature on August 15, 2030, unless earlier converted, redeemed or repurchased. As of May 29, 2026, $200.0 million in aggregate principal amount of 2030 Notes were outstanding.
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
See “Item 1. Financial Statements – Notes to Consolidated Financial Statements – Temporary Equity – Convertible Preferred Stock.”

Cash Flows

	Nine Months Ended
	May 29, 2026	May 30, 2025
Net cash provided by operating activities	$11,222	$179,517
Net cash provided by investing activities	63,109	2,606
Net cash (used for) provided by financing activities	(49,784)	144,587
Net increase in cash, cash equivalents and restricted cash	$24,547	$326,710
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, stock-based compensation, gains and losses from investing or financing activities, and from the effects of changes in operating assets and liabilities.
Net cash provided by operating activities in the first nine months of 2026 consisted primarily of net income of $90.8 million, adjusted for non-cash and non-operating items of $44.9 million. Operating cash flows were negatively affected by a $124.4 million net change in our operating assets and liabilities, primarily from the effects of an increase of $396.4 million in accounts receivable, driven by increased Integrated Memory sales, and $243.1 million in inventories to support future demand across all business units, partially offset by an increase of $505.2 million in accounts payable and accrued expenses and other liabilities primarily due to an increase in trade purchasing activities as well as an increase in deferred revenue from customer services.
Net cash provided by operating activities in the first nine months of 2025 consisted primarily of net income of $18.3 million, adjusted for non-cash items of $89.2 million. Operating cash flows were positively affected by a $76.1 million net change in our operating assets and liabilities, primarily from the effects of an increase of $133.9 million in accounts payable and accrued expenses and other liabilities primarily due to an increase in deferred revenue from customer services and higher accounts payable related to the timing of trade purchases, and a decrease of $13.7 million in other assets, partially offset by an increase of $30.8 million in inventories, primarily to support future demand across both Advanced Computing and Integrated Memory, and an increase of $40.8 million in accounts receivable primarily due to increased sales.
Investing Activities: Net cash provided by investing activities in the first nine months of 2026 consisted primarily of $71.7 million from proceeds from the disposition of equity investments, partially offset by $7.3 million for capital expenditures and deposits on equipment.
Net cash used for investing activities in the first nine months of 2025 consisted primarily of $18.6 million net purchase of marketable investment securities and $6.1 million for capital expenditures and deposits on equipment.
Financing Activities: Net cash used for financing activities in the first nine months of 2026 consisted primarily of $68.9 million of payments to acquire our common stock (including $55.7 million under our stock repurchase program), $20.0 million of repayments on our 2026 Notes, and $9.1 million in payments of preferred stock cash dividends, partially offset by $38.0 million in proceeds from restricted cash advances and $10.2 million in proceeds from the issuance of common stock from our equity plans.
Net cash provided by financing activities in the first nine months of 2025 consisted primarily of $191.2 million of proceeds from the issuance of preferred shares, net of issuance costs of $8.8 million, and $7.7 million in proceeds from the issuance of ordinary shares from our equity plans, partially offset by $49.2 million of payments to acquire our ordinary shares (including $40.9 million under our share repurchase program).
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
Based on our monetary assets and liabilities denominated in foreign currencies as of May 29, 2026 and August 29, 2025, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $3.7 million and $2.7 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of May 29, 2026, we had $100.0 million outstanding under the 2025 Credit Agreement. In addition, the 2025 Credit Facility under the 2025 Credit Agreement provides for additional borrowings of up to $300.0 million for a total commitment of $400.0 million. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2025 Credit Facility were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $4.0 million per year.

As of May 29, 2026, we had cash and cash equivalents of $440.3 million. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions and in short-duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these instruments as a result of changes in interest rates. Increases or decreases in interest rates would be expected to augment or reduce future interest income by an insignificant amount.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of May 29, 2026 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
During the third quarter of 2026, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 4, 2022, our Board of Directors approved a $75.0 million stock repurchase authorization (the “2022 Authorization”), under which we may repurchase our outstanding common stock from time to time through open market purchases, privately-negotiated transactions or otherwise. On each of January 8, 2024 and October 6, 2025, the Audit Committee of the Board of Directors approved additional $75.0 million stock repurchase authorizations (the “2024 Authorization” and “2025 Authorization,” respectively, and together, the “Current Authorizations”). The Current Authorizations, which consist solely of amounts approved pursuant to the 2024 Authorization and 2025 Authorization as all amounts under the 2022 Authorization have been utilized, have no expiration date but may be suspended or terminated by the Board of Directors at any time. As of May 29, 2026, an aggregate of $55.8 million remained available for the repurchase of our common stock under the Current Authorizations. Certain of our agreements, including the 2025 Credit Agreement, the SKT Purchase Agreement and the CPS Delaware Certificate of Designation, contain restrictions that limit our ability to repurchase our common stock.
The following table sets forth information relating to repurchases of our equity securities during the three months ended May 29, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 28, 2026 - March 27, 2026	466,000	$18.74	466,000	$55,781,000
March 28, 2026 - April 24, 2026	—	$—	—	$55,781,000
April 25, 2026 - May 29, 2026	—	$—	—	$55,781,000
	466,000	$18.74	466,000
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended May 29, 2026, no officers or directors of Penguin Solutions adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

Penguin Solutions, Inc.
Date: July 7, 2026	By:	/s/ Kash Shaikh
Kash Shaikh
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 7, 2026	By:	/s/ Nate Olmstead
Nate Olmstead
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

