Form 10-K
period 2026-08-28
Penguin Solutions, Inc.
filed 2026-10-20
CIK 1616533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common stock on the Nasdaq Global Select Market on February 27, 2026 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.06 billion. Common stock held by each executive officer and director, and their affiliated holders, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of October 14, 2026, the registrant had 60,241,423 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2027 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended August 28, 2026.

1

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) and the documents incorporated herein by reference contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are not historical in nature, that are predictive or that depend upon or refer to future events or conditions. These statements may include, but are not limited to, statements regarding future events or our future financial or operating performance, the extent and timing of, and expectations regarding, our future revenues and expenses and customer demand, statements regarding market and pricing trends, including in AI and memory markets, statements regarding our objectives and development of our services and capabilities, statements regarding the deployment of our products and services, statements regarding our reliance on third parties, statements regarding our brand and strategy, including acquisitions, investments, restructuring activities and the wind down of our Penguin Edge business, statements regarding our liquidity, capital resources, capital expenditures and working capital requirements, including our ability to meet our debt and other repayment obligations and the expected effects of our capped call transactions, statements regarding taxes, including the realizability of our deferred tax assets and our effective tax rate, statements regarding the expected impact of new accounting standards, and statements using words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “target,” “commit,” “potential,” “should” and similar words and the negatives thereof. These forward-looking statements are based on our current expectations or forecasts of future events, circumstances, results or aspirations and are subject to a number of significant risks, uncertainties and other factors, many of which are outside of our control, including but not limited to, global business and economic conditions including the impact on the financial condition of our customers, particularly in challenging macroeconomic environments, growth and demand trends in technology industries (including trends and markets related to artificial intelligence (“AI”)), our customer markets and various geographic regions; uncertainties in the geopolitical environment, including those related to global conflicts, such as those in the Middle East and Ukraine, and the global effects thereof on international relations, transport, and trade; our ability to manage our cost structure; disruptions in our operations or supply chain as a result of global pandemics, tariffs, disruptions at our suppliers, or other factors; changes in trade regulations and tariffs or adverse developments in international trade relations and agreements, including the availability, timing, and amount of any refunds of previously-paid tariffs; changes in currency exchange rates; overall information technology spending, including changes in customer spending on our products and services; appropriations for government spending; the success of our strategic initiatives, including our U.S. Domestication (as defined below) and our ability to realize the anticipated benefits thereof, our rebranding and related strategy, any existing or potential collaborations, and additional investments in new products and additional capacity; acquisitions of companies or technologies and the failure to successfully integrate and operate them or customers’ negative reactions to them; the failure to achieve the intended benefits of the sale of SMART Brazil (as defined below), including any potential liabilities related to Brazilian withholding tax; the financial impact of the wind down of our Penguin Edge business; limitations on or changes in the availability of supply of materials and components; fluctuations in material costs; the temporary or volatile nature of pricing trends in memory or elsewhere; deterioration in customer relationships; our dependence on a select number of customers and the timing and volume of customer orders and renewals; our customers’ ability to obtain financing for AI infrastructure projects; the impact of customer churn rates, including discounting and churn of significant customers from whom we derive a significant percentage of our revenue; changes in customer demand and sales mix; production or manufacturing difficulties; competitive factors; technological changes; difficulties with, or delays in, the introduction of new products; slowing or contraction of growth in the memory market, LED market or other markets in which we participate; changes to applicable tax regimes or rates; changes to the valuation allowance for our deferred tax assets, including any potential inability to realize these assets in the future, and expectations regarding our future effective tax rates; prices for the end products of our customers; strikes or labor disputes; deterioration in or loss of relations with any of our limited number of key vendors; the inability to maintain or expand government business; potential sales of our common stock by the holder of our Issued CPS (as defined below) or the anticipation of such sales; public opposition to, or governmental restrictions on, the development of AI data centers by our customers; the expected amount, timing, and benefits of our restructuring activities; our expectations regarding working capital requirements; the risk of goodwill impairment if projected growth in our AI infrastructure business is not achieved; our ability to meet near-term debt settlement and repayment obligations; and the continuing availability of borrowings under revolving lines of credit or other debt arrangements and our ability to raise capital through debt or equity financings. These and other risks, uncertainties and factors are described in greater detail under the sections titled “Risk Factors,” “Critical Accounting Estimates,” “Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Liquidity and Capital Resources” contained in this Annual Report and the risks discussed in our other SEC filings. Such risks, uncertainties and factors as outlined above and in such filings could cause actual results of Penguin Solutions to be materially different from such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on any forward-looking statements.

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

Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2026, 2025 and 2024 contained 52, 52 and 53 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated.
Penguin Solutions, Penguin Computing, Penguin Edge, the Penguin Solutions logo, SMART Modular Technologies, SMART, Cree LED, Stratus, Stratus Technologies, Stratus ztC, Stratus ztC Endurance, Stratus Smart Exchange, Stratus ftServer, Stratus ztC Edge, Stratus everRun, OriginAI, Zefr, Altus, ClusterWareAI, MemoryAI, ComputeAI, and our other trademarks or service marks appearing in this Annual Report are our trademarks or registered trademarks. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders.
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

PART I
Item 1. Business
Overview
Penguin Solutions is the AI Factory Platform Company. We design, build, deploy, and manage next-generation data centers for enterprises, sovereign AI initiatives, and neocloud providers.
With deep design expertise at the intersection of data center AI infrastructure and memory solutions, our Full-Stack AI Factory Platform combines differentiated infrastructure software, advanced memory, compute systems, end-to-end services, and industry-leading partner technologies to help customers accelerate deployment, optimize token economics, and maximize the return on their AI investments.
As of the end of fiscal 2026, Penguin Solutions employed approximately 2,800 employees worldwide, with most located in the United States, China, and Malaysia. We believe that our employees are the cornerstone of our success. To support their efforts, we aim to provide inclusive and equitable workplaces maintained through ongoing intentional actions.
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
Business Segments
Penguin Solutions has three business segments: Advanced Computing, Integrated Memory, and Optimized LED. Each brings specialized expertise, innovative technologies, and a commitment to delivering high-quality products and services that meet evolving customer needs.

Our Advanced Computing and Integrated Memory businesses are central to our AI Factory Platform strategy, combining expertise in AI infrastructure, advanced memory technologies, and end-to-end services to help customers deploy, scale, and optimize next-generation AI data centers.

Our Optimized LED segment, operating as Cree LED, serves a distinct market with a dedicated strategy focused on advancing high-performance LED technologies and delivering innovative solutions to customers worldwide.
Divestiture of SMART Brazil
On November 29, 2023, we completed the divestiture of an 81% interest in SMART Modular Technologies do Brasil – Indústria e Comércio de Componentes Ltda. (“SMART Brazil”) to Lexar Europe B.V. (“Lexar Europe”), an affiliate of Shenzhen Longsys Electronics Co., Ltd. During 2026, we sold our remaining 19% interest in SMART Brazil, subsequently renamed Zilia Technologies, completing our divestiture of the business.
Presentation of SMART Brazil as Discontinued Operations: In accordance with authoritative guidance under U.S. GAAP, we have presented the balance sheets, results of operations and cash flows of SMART Brazil operations in this Annual Report, including in the accompanying consolidated financial statements and notes, as discontinued operations for all periods presented. The SMART Brazil operations were previously reported as part of our Integrated Memory segment. Unless otherwise noted, discussion within this Annual Report relates solely to our continuing operations and excludes the SMART Brazil operations. See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil” and “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Cash and Investments – Non-marketable Equity Investments – Zilia Technologies.”

Our Products and Services
Advanced Computing
Our Advanced Computing segment delivers AI infrastructure solutions that help customers design, build, deploy, and manage next-generation AI data centers. Through our Full-Stack AI Factory Platform, we combine advanced compute systems, differentiated infrastructure software, and end-to-end services with industry-leading partner technologies to help enterprises, sovereign AI initiatives, and neocloud providers accelerate deployment, optimize performance, and improve token economics.

Our portfolio includes AI and high-performance computing (“HPC”) solutions offered under the Penguin Solutions® and Penguin Computing® brands, including our ClusterWareAI™ AI factory operating system software, MemoryAI™ data center and AI inference solutions, ComputeAI™ GPU and CPU computing systems, and OriginAI® reference architectures. Our services span the AI infrastructure lifecycle, from design and deployment to ongoing optimization and managed operations.

We also offer high-availability and fault-tolerant computing solutions under our Stratus® brand, supporting customers that require continuous availability and reliable operations in data center and edge environments.

Our Advanced Computing solutions serve enterprises, hyperscalers, sovereign AI initiatives, and neocloud providers. We help customers deploy and scale next-generation AI infrastructure to support increasingly demanding AI workloads.

Our Advanced Computing segment had net sales of $558.8 million, $648.4 million, and $554.6 million in 2026, 2025, and 2024, respectively.

AI and HPC Data Centers
With more than 25 years of experience in AI and HPC infrastructure, Penguin Solutions designs, builds, deploys, and manages advanced computing environments that support demanding, data-intensive workloads. Our deep technical expertise and relationships with industry-leading compute, networking, storage, and software partners enable us to deliver scalable, high-performance AI infrastructure tailored to our customers’ needs.

Our Full-Stack AI Factory Platform combines OEM-like product innovation with system integrator-like end-to-end services and industry-leading partner technologies. Bringing together differentiated infrastructure software, advanced memory solutions, compute systems, and services, our platform helps enterprises, sovereign AI initiatives, and neocloud providers accelerate deployment, optimize performance, and scale AI infrastructure. As AI shifts toward inference-centric workloads and agentic AI, our integrated approach is designed to improve token economics and maximize the return on AI investments.

Our platform is built on five core elements:

OriginAI

OriginAI provides pre-validated AI infrastructure architectures designed to accelerate deployment and deliver predictable performance for GPU clusters ranging from hundreds to thousands of GPUs.

These architectures combine advanced compute, networking, storage, and software technologies with validated configurations to streamline infrastructure design, integration, and deployment. By reducing the time and effort required to configure and validate complex AI environments, OriginAI helps customers accelerate deployment, scale infrastructure efficiently, and achieve more predictable operational performance.

MemoryAI

Our MemoryAI portfolio is designed to address memory capacity, bandwidth, and efficiency challenges that increasingly constrain AI infrastructure performance, particularly for inference workloads. Our initial solutions focus on Compute Express Link or CXL-based memory technologies, including Key Value Cache memory expansion, to improve memory utilization and support more efficient inference operations. We are developing additional capabilities intended to help customers improve GPU efficiency, optimize token economics, and maximize the return on their AI infrastructure investments.

ComputeAI

Our ComputeAI portfolio includes advanced compute systems designed to support demanding AI and HPC workloads. These systems provide the high-performance computing foundation for AI infrastructure, combining accelerated computing technologies with flexible system configurations to meet diverse workload and deployment requirements.

Our compute solutions support a broad range of applications, from traditional AI and HPC model training to increasingly demanding inference workloads. By integrating advanced processors, accelerators, memory, and networking technologies, ComputeAI enables customers to deploy and scale high-performance computing environments tailored to their operational needs.

ClusterWareAI

ClusterWareAI, our hardware-agnostic AI factory operating system software, provides centralized management, monitoring, automation and is designed to help optimize AI infrastructure. Its capabilities include cluster deployment, observability, GPU health monitoring, policy-based management, and automated remediation designed to help customers improve infrastructure reliability, operational efficiency, and GPU utilization.

We are extending these capabilities through our Agentic Fabric development, designed to enable intelligent orchestration and coordinated operational workflows across compute, networking, storage, and workloads.

End-to-End AI Infrastructure Services

Our end-to-end services span the AI infrastructure lifecycle, from initial design and engineering through integration, deployment, optimization, and ongoing managed operations. We work closely with customers to develop infrastructure solutions tailored to their technical requirements, business objectives, and operational environments.

Our services include AI infrastructure design, system integration, deployment, cluster validation, performance optimization, and ongoing infrastructure management. Through our managed services capabilities, we provide continuous monitoring, operational support, and infrastructure optimization to help customers maintain system availability, improve operational efficiency, and scale their AI environments.

Together, our integrated products and services enable customers to accelerate AI infrastructure deployment, address operational challenges, and maximize the value of their AI investments throughout the AI factory lifecycle.
Fault-Tolerant Computing

Our Stratus brand products are designed to ensure the continuous availability of customers’ critical data and applications in data centers and edge locations. Our Stratus ztC® platforms deliver fault tolerance that is simple to install, interoperable with existing systems, manageable by time-constrained IT or operational technology (“OT”) teams, and protected from interruptions and threats. For over 40 years, our fault-tolerant computing solutions have provided reliable and redundant computing that supports Fortune 500 companies as well as small- to medium-sized businesses in securely and remotely turning critical data into actionable intelligence. As a result, IT and OT professionals across financial services, oil and gas, transportation, healthcare, retail and discrete manufacturing rely on our platforms and services to mitigate operational, financial, and reputational risk and support “always on” availability.

Our solutions include the Stratus ztC Endurance® compute platforms which are designed to deliver 99.99999% availability. The Stratus ztC Endurance and its Automated Uptime Layer with Smart Exchange™ capability delivers intelligent, predictive fault-tolerant computing within an easily serviced modular architecture. These platforms evolve from the built-in fault tolerance and proactive health monitoring found in our fully integrated and continuously available Stratus ftServer® platforms. Additionally, the Stratus ftServer V series platforms deliver advanced availability, performance and scalability for high-volume, high-risk transaction processing. The Stratus ztC Edge® platform brings high availability and fault tolerance to IT constrained edge environments, such as retail locations and manufacturing sites, in a secure, highly automated Class 1, Div 2-certified computing platform.

Lastly, our Stratus everRun® software protects virtualized workloads on third-party hardware. Our Stratus platforms and software are backed by expert services professionals dedicated to customer success.
Discontinued Computing Solutions

In the fourth quarter of fiscal 2026, we fully discontinued our Penguin Edge product portfolio, which previously combined our SMART Embedded Computing™ (“SMART EC”) and SMART Wireless Computing™ (“SMART Wireless”) brands under the unified Penguin Edge brand. The decision reflects our strategy to focus resources on higher-growth opportunities. See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Intangible Assets and Goodwill.”
Integrated Memory

Our Integrated Memory segment designs, develops, and delivers advanced memory and storage solutions that address performance, capacity, and reliability requirements across AI infrastructure, high-performance computing, networking, and enterprise applications.

As AI adoption accelerates and workloads become increasingly memory-intensive, our Integrated Memory solutions help customers address growing memory capacity and performance demands. Our portfolio includes specialty memory and storage products sold under our SMART Modular Technologies® product brand, including dynamic random access memory (“DRAM”) modules, solid-state and flash storage solutions, and CXL-based memory expansion technologies designed to improve memory capacity, bandwidth, and system efficiency.

Our Integrated Memory segment also provides SMART Supply Chain Services, offering customized supply chain planning and execution solutions that help customers improve operational efficiency, reduce costs, and increase productivity. Our Integrated Memory segment had net sales of $924.0 million, $464.2 million and $356.4 million in 2026, 2025 and 2024, respectively.
Memory Products

Our memory solutions have supported customers across diverse industries and demanding applications, including data centers, networking, industrial automation, rugged environments, and emerging AI and cloud infrastructure, for more than 30 years. Through innovative design, development, and advanced packaging of specialty integrated memory and storage solutions, we address complex memory challenges across a broad range of applications. Our portfolio spans leading-edge memory technologies, standard DRAM and flash storage products, and ruggedized and customized memory and storage solutions designed to meet specialized performance, capacity, and reliability requirements.
We collaborate closely with global original equipment manufacturers (“OEMs”) throughout their design processes and across multiple projects to develop solutions for demanding applications with differentiated requirements. These include unique form factors, customized firmware, higher memory density, lower power consumption, and enhanced durability and reliability compared to standard solutions. We are a primary supplier of longer-lifecycle solutions to OEM customers across industrial, government, networking and communications, enterprise storage and computing, and other vertical markets. We offer an extensive portfolio of memory products in standard and rugged form factors.
DRAM and Specialty Memory Solutions

Our offerings include an extensive lineup of DRAM modules across a variety of technologies, including legacy synchronous DRAM, double data rate (“DDR”), DDR2, DDR3, and leading-edge, high-performance DDR4 and DDR5 DRAM devices. These technologies are incorporated into standard memory, enterprise memory, and hybrid integrated memory solutions in both standard and rugged formats.

Our DRAM modules encompass a broad range of form factors and functions, including dual in-line memory modules (“DIMMs”), differential DIMMs, load-reduced DIMMs, registered DIMMs, unbuffered DIMMs, small-outline DIMMs, and mini-DIMMs for industrial, government, networking and communications, enterprise storage and computing, and other vertical markets.

These memory modules are available in configurations of up to 288 pins and densities of up to 256 gigabytes. We utilize advanced printed circuit board and device packaging and stacking technologies to achieve cost-effective, high-density solutions. Our products are designed to meet the quality requirements of enterprise-class systems and the stringent specifications of various high-speed applications.
Zefr® High-Reliability Memory

Our Integrated Memory segment also offers Zero Failure Rate (“Zefr”) memory modules designed to support mission-critical applications and HPC platforms that process massive amounts of data. Zefr memory modules undergo a rigorous proprietary screening process, performed on OEM memory modules or SMART Modular Technologies memory modules, to deliver ultra-high reliability for demanding workloads. Zefr is designed to maximize memory uptime and system availability, including enhancing the reliability and uptime of our Stratus ztC Endurance platform.

CXL Memory Expansion

Additionally, we support leading-edge and emerging interconnect standards such as CXL, an industry-standard, open protocol that enables high-speed, low-latency connectivity and memory expansion between processors and compatible devices. Our CXL-based memory expansion solutions are designed to address growing memory capacity requirements for AI, HPC, and other memory-intensive workloads. SMART CXL Memory is available as a memory expansion add-in card (“AIC”) in our Penguin Solutions Altus® AMD EPYC™-based servers, providing expanded memory capacity for demanding applications.

Flash Memory and Storage

We also design and manufacture embedded and removable flash memory products in a variety of form factors and capacities, incorporated into storage and hybrid integrated memory solutions in standard and rugged formats. Our flash memory products include solid-state drives (“SSDs”), Serial Advanced Technology Attachment (“SATA”) and PCIe NVMe products in 2.5-inch enclosures, M.2, EDSFF, and other module form factors. We also offer flash component products such as embedded MultiMediaCard, embedded and removable USB products, and SD and microSD card configurations. Our flash memory capabilities include customized firmware development.
Supply Chain Services

We offer a wide array of supply chain services including procurement, logistics, inventory management, temporary warehousing, programming, kitting and packaging services. We tailor our supply chain service offerings to meet the specific needs of our customers and enable our customers to manage supply chain planning and execution, which reduces costs and increases productivity. Our supply chain services are based on our proprietary software platform, which can be integrated with customers’ procurement management systems as well as our suppliers’ distribution management systems. Our global operating model enables us to support customers and their manufacturing ecosystems across key regions worldwide, providing responsive service wherever their products are built and deployed. Our global inventory management capabilities further enable us to manage a broad range of customer and supplier part numbers across manufacturing and logistics hubs worldwide, helping customers optimize inventory levels while maintaining reliable delivery and continuity of supply.
Optimized LED
Our Optimized LED segment offers a broad portfolio of application-optimized LEDs focused on improving lumen density, intensity, efficacy, optical control and/or reliability. Backed by expert design assistance and superior sales support, our Optimized LED products enable our customers to develop and market LED-based products for lighting, video displays and specialty lighting applications. This segment was formed after our acquisition of Cree LED in March 2021 and offers products under the Cree LED® brand. Our Optimized LED segment had net sales of $248.7 million, $256.1 million, and $259.8 million in 2026, 2025, and 2024, respectively.
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
Manufacturing and Test
Overview
We have manufacturing and testing facilities that support our business segments, which are primarily located in the United States, Malaysia and China. Our manufacturing facilities in Newark and Fremont, California and Penang, Malaysia, which support our Integrated Memory and Advanced Computing operations, are all certified in one or more of the following: ISO 9001:2015, ISO 14001:2015 and ISO 45001:2018. We also have a manufacturing facility in Huizhou, China for Optimized LED that is ISO 9001:2015, ISO 14001:2015 and IATF 16949:2016 certified. We are a member of the Responsible Business Alliance (“RBA”), and our manufacturing facilities in Malaysia and California currently comply with the RBA Code of Conduct, which increasingly is a business requirement of our customers.
Product testing is an important aspect of our manufacturing operations. We have established substantial technical expertise in the testing of products for high-end applications. Our extensive testing capabilities not only help to ensure a low defect rate but also enable us to sell specialized testing as an additional service. We design customer-specific testing processes that differ from the core focus of standard providers. We have achieved stringent quality targets across a broad spectrum of system applications and customer-specific designs. Our staff includes experienced test engineers who have developed proprietary testing routines and parameters that, when combined with our advanced test equipment, enable us to diagnose problems in components as well as system design, characterize the performance of new products, and provide high quality products at volume.
Advanced Computing

Within Advanced Computing, we utilize three primary methods of fulfilling product demand: using third-party contract manufacturers, building products to order based on sourced components, and configuring products to order. In each case, we use components and subassemblies acquired from a wide range of vendors. For our fault-tolerant products, we primarily use third-party manufacturers with assembly in our Ireland facility for certain product lines. For our AI and HPC products, we have developed capabilities for design and development of large-scale systems and dense AI and HPC clusters that have significant power and cooling requirements, with manufacturing and testing conducted at our Fremont, California facility. Our extensive experience in manufacturing and validating AI and HPC clusters has equipped us with the playbooks and best practices needed to move quickly.
Integrated Memory
Our Integrated Memory manufacturing operations benefit from our many years of design experience and our existing library of proven designs that stress high manufacturability and quality. Over 30 years of manufacturing experience enables us to move quickly to high-volume production of new products, which is paramount in helping our customers achieve rapid time-to-market for their latest innovations. Our design efficiencies, high level of automation, and expertise in advanced manufacturing processes power our build-to-order approach and help enable us to achieve high manufacturing yields, reduced direct labor costs, and quick turnaround of both small and large production orders.
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
Customers
We believe that our customers look to us as a strategic partner based on our high-performance, high-availability, application-specific products, quality, technical support and global footprint. We also provide customized, integrated supply chain services for certain customers to assist them with the management and execution of their procurement and distribution processes. We believe our close collaboration with customers, customer-specific designs, long-lifecycle solutions and proprietary supply chain services create significant customer value. Our products are generally manufactured on a build-to-order basis. Our product sales are made primarily pursuant to customer purchase orders and are not based on long-term supply agreements. In our Advanced Computing segment, we also enter into multi-year managed services engagements, which typically span three to five years and include ongoing infrastructure management, optimization and support services.
We sell our products and solutions directly and through third-party channels, including distributors, value-added resellers, independent software vendors and systems integrators, to a diversified base of local and global OEM, enterprise and government customers.
In Advanced Computing, we sell our AI and HPC products to enterprise and government customers in AI cloud services, energy, financial services, hyperscale, and education; and our fault-tolerant computing products and services to enterprise customers in financial services, telecom, energy, transportation, healthcare, retail and industrial automation.
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
In 2026, 2025, and 2024, sales to our ten largest end customers (including sales to contract manufacturers and original design manufacturers (“ODMs”) at the direction of such end customers) accounted for 56%, 66%, and 58% of total net sales, respectively. See “Item 1A. Risk Factors – Risks Related to Our Business – We depend on a select number of customers for a significant portion of our revenue” and “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Concentrations.”

Suppliers
To address the needs of our customers, we have developed and maintained relationships with leading suppliers and contract manufacturers located in Asia, Europe and the Americas. Our semiconductor suppliers include many of the world’s largest memory manufacturers, including Samsung Semiconductor, Inc., Micron Technology, Inc., SK hynix, Inc., International Business Machines Corporation, and Kioxia Holdings Corporation. They also include some of the world’s largest providers of computing, communications and graphics processors, including Intel Corporation (“Intel”), Advanced Micro Devices, Inc. and TD SYNNEX Corporation; as well as providers of subsystems including Intel; networking products including Super Micro Computer, Inc. and Juniper Networks, Inc.; and suppliers of software products. Our contract manufacturers include NEC Corporation, Advantech Co., Ltd. and Celestica Inc. We often work with our suppliers in bidding for customers’ design-in opportunities. We also work closely with our suppliers to better ensure that needed materials are available and delivered on time. Our established global network of materials sourcing is designed to help ensure that our pricing remains competitive and to allow us to provide a stable source of supply for our customers.
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
Sales, Support and Marketing
We sell our products both directly and through third-party channels to global OEMs as well as enterprise, government and other end customers located across North America, Asia, and Europe. Our sales and marketing efforts are conducted through an integrated process that engages our direct sales force, e-commerce, customer service representatives and on-site field application engineers (“FAEs”) alongside a network of independent sales representatives, distributors, integrators and resellers. Larger customers are also often supported by dedicated sales and support teams. Our sales and marketing efforts also include a high level of involvement from our senior executives.
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

Research and Development
The timely development of new products and services is essential to maintaining our competitive position. Our primary research and development (“R&D”) activities are conducted at our R&D centers in the United States (Durham, North Carolina; Fremont, California; Irvine, California; Maynard, Massachusetts; Newark, California; Tempe, Arizona; and Tewksbury, Massachusetts) and in Huizhou, China; Bangalore, India; New Taipei City, Taiwan; and Penang, Malaysia. Our R&D activities focus on driving innovation in our products and services as well as continuous process improvement for procurement, test and manufacturing.
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
R&D expenses were $81.7 million, $79.8 million and $81.5 million in 2026, 2025 and 2024, respectively. As of August 28, 2026, we had approximately 380 R&D personnel worldwide.
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
Across our Penguin Solutions business segments, our principal competitors include:
•Data center AI Infrastructure designers, integrators, and operators;
•Memory pooling products for AI inferencing;
•Compute and storage systems providers;
•Specialty memory products providers;
•Memory semiconductor manufacturers that also manufacture DRAM modules and Flash products;
•Supply chain service providers, including distributors and third-party logistics providers;
•Semiconductor and subsystem manufacturers;
•Embedded computing platforms and systems providers;
•Providers of System-on-Modules (SoMs) and Single-Board Computers (SBCs);
•LED product manufacturers;

•Enterprise IT server vendors; and
•Manufacturers of industrial computers.

Within Advanced Computing, we compete with global providers of AI infrastructure, compute systems, software, integration, and managed services, as well as manufacturers of enterprise servers and fault-tolerant computing solutions.

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

We believe our differentiation comes from integrating advanced compute, memory, infrastructure software, and end-to-end services into a unified AI Factory Platform. This approach combines product innovation, deep technical expertise, and operational capabilities to help customers accelerate deployment, optimize performance, and manage AI infrastructure at scale.
In addition, some of our competitors are also our suppliers or customers. See “Item 1A. Risk Factors – Risks Related to Our Business – We depend on a select number of customers for a significant portion of our revenue” and “– We depend on a small number of sole or limited source suppliers.”
Intellectual Property
Intellectual property is an important aspect of our business. We actively seek to protect and leverage our intellectual property to promote our business interests. As of August 28, 2026, we owned or exclusively licensed approximately 1,619 patents, which are set to expire between 2026 and 2051, and had 531 pending patent applications. We continually review our development efforts to assess the existence and patentability of new intellectual property, which we work to protect as appropriate. We believe the duration and scope of our most relevant patents are sufficient to support our business, which as a whole is not significantly dependent on any particular patent or other intellectual property rights.
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
Employees
As of August 28, 2026, we had approximately 2,800 full-time employees (excluding contractors) in locations across the globe, including in the United States, China and Malaysia. We have never experienced a work stoppage at any of our locations and take pride in our good employee relations.
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

Our focus on providing employees with an inclusive and nondiscriminatory work environment is outlined in our non-discrimination policy, though for the avoidance of doubt such policy is not incorporated herein by reference. Through this policy, we aim to articulate people-oriented, fair treatment principles for the recruitment, promotion, performance evaluation, compensation, training and retirement of all employees. We have established a council comprised of employees from across the organization focused on creating a working environment that offers equal opportunity employment so that all workers are treated with fairness and respect. The council enables us to expand on our strategy to nurture an inclusive work environment through initiatives such as employee resource groups which are open to individuals regardless of background, and efforts to recruit leadership from the widest pool of eligible talent.
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
Environmental Regulations

Our operations and properties are subject to various federal, state, local, foreign and international environmental laws and regulations that govern, among other things, environmental licensing and registries, protection of flora and fauna, air and noise emissions, use of water resources, wastewater discharges, management and disposal of hazardous and non-hazardous materials and wastes, reverse logistics (take-back policy) and remediation of releases of hazardous materials. We cannot be certain that future identification of environmental concerns or conditions, more vigorous regulatory enforcement, enactment of more stringent laws and regulations or other unanticipated events will not arise in the future. Additionally, certain environmental laws may impose liability without regard to fault or the legality of the original conduct. These developments could give rise to material environmental liabilities and related costs that could have a material adverse effect on our business, financial condition and results of operations. See “Item 1A. Risk Factors – Risks Related to Our Business – We could incur substantial costs or liabilities as a result of violations of environmental laws.”
Available Information
Our address and principal U.S. executive offices are located at 45800 Northport Loop West, Fremont, California 94538 and our telephone number at this address is (510) 623-1231. Our principal website is www.penguinsolutions.com. Information contained on or accessible through our website is not a part of this Annual Report.
Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or Section 15(d) of the Exchange Act, as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.
The SEC maintains a website (www.sec.gov) containing reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

Our business, financial condition, operating results and common stock price could be materially affected by the risks described below and elsewhere in this Annual Report, including in Item 7 and the financial statements and related notes. Our financial results for SMART Brazil are presented as discontinued operations. Except where otherwise noted, financial information in these risk factors relates to continuing operations; risks associated with the SMART Brazil divestiture remain relevant.

This Annual Report contains forward-looking statements that may differ materially from actual results. See “Cautionary Note Regarding Forward-Looking Statements” and the risks described below and elsewhere in this Annual Report.
Risk Factor Summary

The following summary is not exhaustive and should be read with the detailed risk factors and the other information in this Annual Report.
Risks Related to Our Business
•Changing worldwide economic conditions could adversely affect our results of operations and financial condition.
•Our results of operations fluctuate from quarter to quarter, which makes them difficult to predict.
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
•Issues in the development of, our investment in, and use of AI or AI technologies, combined with an uncertain regulatory environment, may result in a material adverse impact on our business.
•The markets that we serve are highly competitive.
•We may be unable to optimally match purchasing and production to customer demand, which may have a material adverse effect on our business, results of operations and financial condition.
•Our managed services engagements involve risks related to cost estimation, performance requirements and customer retention that could adversely affect our results of operations.
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
•We may not achieve the intended benefits of the sale of our SMART Brazil business.
•We have incurred, and may in the future incur, impairment charges related to our goodwill, which could have a material adverse effect on our business, results of operations and financial condition.
•We may incur liabilities relating to additional Brazilian withholding tax in connection with the sale of our SMART Brazil business.
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
•We have reversed valuation allowances for significant portions of our deferred tax assets, and we may not be able to realize these assets in the future. Our deferred tax assets may also be subject to additional valuation allowances, which could have a material adverse effect on our business, results of operations and financial condition.
•We could incur substantial costs or liabilities as a result of violations of environmental laws.
•We may be unable to successfully manage environmental or social sustainability initiatives, in whole or in part, which could lead to less opportunity for us to have investors and partners and could negatively impact our reputation or options for capital acquisition.
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
•Changes in foreign currency exchange rates could materially adversely affect our business, results of operations and financial condition.
•Exchange controls and restrictions on dividends and other distributions in certain jurisdictions, including China, limit and may further limit our ability to receive dividends and other distributions from our foreign subsidiaries.
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
Our results of operations fluctuate from quarter to quarter, which makes them difficult to predict.
Our quarterly results of operations have fluctuated in the past and may fluctuate in the future. As a result, our past quarterly results of operations are not necessarily indicative of future performance. Furthermore, we may not be able to maintain the margins we have achieved in recent periods. We have in the past incurred quarterly and annual operating losses, and our ability to achieve or maintain profitability depends in part on our ability to grow revenue across our businesses, including through increased demand for our products and services, expansion into new markets, and the performance of acquired businesses. We continue to incur substantial expenses for business operations, and even if our revenue grows, we cannot assure you that we will achieve or maintain profitability in any given quarter or fiscal year. Our results of operations in any given quarter can be and have been influenced by numerous factors, many of which we are unable to predict or are outside of our control, including:
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
Due to the various factors mentioned above and other factors, the results of any prior quarterly or annual period should not be relied upon as an indication of our future operating performance. In one or more future periods, as has happened in the past, our results of operations may fall below the expectations of securities analysts and investors, and the market price of our common stock would likely decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.
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
The markets for our Integrated Memory products have historically been characterized by fluctuations in average selling prices. Our average selling prices may decline due to several factors, including general declines in demand for our products and excess supply of DRAM and flash memory components, including as a result of overcapacity. In the past, transitions to smaller design geometries and other factors causing overcapacity in memory markets have led to significant increases in the worldwide supply of memory components. If not accompanied by increases in demand, supply increases usually result in significant declines in component prices and, in turn, declines in the average selling prices and profit margins of our products. During periods of oversupply, our net sales may decline if we fail to increase sales volume of existing products or to introduce and sell new products in quantities sufficient to offset declines in selling prices. Our efforts to increase sales or to introduce new products to offset the impact of declines in average selling prices may not be successful. Furthermore, our competitors and customers also impose significant pricing pressures on us. Declines in average selling prices have in the past had, and may again in the future have, a material adverse effect on our business, results of operations and financial condition. Declines in average selling prices also might enable OEMs to pre-install higher density memory modules into new systems at existing price points, thereby reducing the demand for future memory upgrades. In addition, our net sales and gross profit may be negatively affected by shifts in our product mix during periods of declining average selling prices.

Tariffs or other trade restrictions or taxes have had in the past, and could have in the future, an adverse impact on our business, results of operations and financial condition.
We source a significant portion of our materials from, manufacture products in, and sell products in foreign countries, including China and Malaysia, exposing our business to tariffs, export controls and other international trade risks.

Since early 2025, the United States has imposed new tariffs and increased or modified existing tariffs on goods from China, Malaysia and other countries. In February 2026, the U.S. Supreme Court held that the International Emergency Economic Powers Act did not authorize the President to impose tariffs, invalidating tariffs previously imposed under that statute. Temporary tariffs subsequently imposed under Section 122 of the Trade Act of 1974 expired in July 2026, while the United States has imposed or pursued additional tariffs under Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974. Certain tariff measures remain subject to litigation, administrative proceedings or further changes. Although refund procedures have been established for certain previously paid tariffs, the availability, timing and amount of refunds remain uncertain. Other countries, including China, have imposed or are considering retaliatory tariffs, export controls and other trade restrictions, and the terms and duration of trade arrangements remain uncertain.

These measures and related uncertainties have adversely affected, and may continue to adversely affect, our business. Tariffs have increased our materials costs, particularly in our LED business, and caused us to raise prices, which we believe may have reduced demand. Additional tariffs, duties, border adjustment taxes, quotas, embargoes, retaliatory measures, currency devaluations or changes in trade agreements could further increase costs, disrupt supply chains, reduce demand or adversely affect our customers and suppliers. We may be unable to offset increased costs without reducing margins or demand. The volatility of international trade policies also complicates forecasting and operational planning and could adversely affect the U.S. and global economies. These developments could have a material adverse effect on our business, results of operations and financial condition.
We depend on a select number of customers for a significant portion of our revenue.
Our principal customers include global distributors, enterprise users, government agencies and OEMs that compete in the computing, networking, communications, storage, aerospace, mobile, industrial automation, Internet of Things (“IoT”), industrial IoT, government, military and lighting markets. In 2026, 2025 and 2024, sales to our ten largest end customers (including sales to contract manufacturers or ODMs at the direction of such end customers) accounted for 56%, 66% and 58% of net sales, respectively. In 2026, 2025 and 2024, we had one, two and one customers account individually for over 10% of our net sales, respectively. The identity of these customers has changed from year to year and may continue to change in the future. In 2026, one Integrated Memory customer accounted for approximately 20% of our net sales, while the Advanced Computing customer that accounted for approximately 18% of our net sales in each of 2025 and 2024, and a different Integrated Memory customer that accounted for approximately 14% of our net sales in 2025, did not account for more than 10% of our net sales in 2026. In some cases, our customers also compete with us and/or are our major suppliers. We expect that sales to relatively few customers, including distributors in our Optimized LED business, will continue to account for a significant percentage of our net sales for the foreseeable future. However, we can provide no assurance that any of these customers or any of our other customers will continue to utilize our products or our services at current levels, or at all, since sales of our products are made primarily pursuant to purchase orders and are not based on long-term supply agreements. The select number of customers from whom we derive a significant percentage of our sales, and the timing and volume of customer orders and renewals, some of which are substantial, may be significantly reduced, or cease, due to several factors including discounting, churning of significant customers, incorporating work in-house, or reduced spending due to economic pressures among others. Although we have master agreements with some of our customers, these agreements govern the terms and conditions of the relationship and do not typically contain requirements for them to purchase minimum volumes. Because of the uncertainty of the timing, volume and renewals or non-renewals of orders from our customers, sales to our customers have varied significantly from period to period and may vary significantly in the future, and our ability to forecast our sales has been, and may in the future be, difficult. For example, Advanced Computing net sales decreased in 2026 in part because large hyperscale hardware sales to a significant customer in 2025 did not reoccur, and our net sales in any given period may depend significantly on a small number of large orders, deployments or programs from customers that may not be significant customers in subsequent periods. Our customer concentration may also subject us to perceived or actual bargaining leverage that our key customers may have, given their relative size and importance to us. Since a large percentage of our sales is to a small number of customers that are primarily large enterprises or OEMs, these customers are able to exert, have exerted and we expect will continue to exert, pressure on us to make concessions on price and on terms and conditions which can adversely affect our business, results of operations and financial condition. If our key customers seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, results of operations and financial condition. Additionally, our services include point-in-time services, such as design and implementation, as well as longer-term managed services that are typically subject to renewal after an initial term of a year or sometimes longer. Accordingly, unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and volume of business from our largest customers and the financial and operational success of these customers. Furthermore, many of our customer and supplier markets are characterized by a limited number of large companies. Industry consolidation and company failures could decrease the number of potential significant customers for our products and services. The decrease in the number of potential significant customers will increase our reliance on key customers and, due to the increased size of these companies, may negatively impact our bargaining position and thus our profit margins. If we were to lose one of our key customers or have a key customer cancel a key program or otherwise significantly reduce its volume of business with us or fail to pay us in full for the goods or services purchased from us, our sales and profitability would be materially reduced and our business and financial condition would be adversely affected.
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
As we expand our Full-Stack AI Factory Platform, including infrastructure software, integrated memory and compute systems and end-to-end services, our success also depends on coordinating the design, integration, deployment, validation and ongoing support of complex multi-vendor technology environments. Delays in obtaining third-party components, integrating or validating systems, coordinating customer deployments, or achieving required interoperability and performance, as well as unanticipated costs in scaling software and managed services offerings, could delay customer acceptance, increase our costs, reduce margins or impair our ability to execute our strategy.

The introduction of AI technologies into our internal business practices and the use of our proprietary software to manage AI compute environments may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could materially and adversely affect our business, results of operations and financial condition. The regulatory framework for AI technologies is rapidly evolving. Existing laws and regulations (e.g., relating to data privacy and consumer protection) regulate certain aspects of AI technologies and may be interpreted or enforced in new ways that would apply to us or our customers or partners, and many federal, state and foreign government bodies and agencies have enacted or are currently considering new laws and regulations governing AI, the effects of which are difficult to predict. The cost to comply with such laws and regulations, or decisions and/or guidance interpreting existing laws, or to adjust our business plans based on changes to how such laws are enforced, could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations. In addition, if we fail or are perceived to fail to comply with these laws and regulations, we may face lawsuits (including class actions), investigations, enforcement actions, negative reputational impacts, and other penalties that could materially impact our business. Additionally, the intellectual property ownership and license rights, including copyright, surrounding AI technologies have not been fully addressed by courts or national or local laws or regulations, and any use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation.

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
We have incorporated, and continue to incorporate, generative AI technologies for use by our personnel for internal business purposes, such as software coding tools. These generative AI technologies could generate output that is infringing, and we could be subject to claims or lawsuits, including for infringement of third-party intellectual property rights as a result of the output of such generative AI technologies. While some providers of AI technologies offer to indemnify their end users for any copyright or other intellectual property infringement claims arising from the output of their AI technologies, we may not be successful in adequately recovering our losses in connection with such claims. Use of third-party AI tools by our personnel may also result in the inadvertent disclosure of customer, employee or proprietary information, including source code or other confidential data, to third-party systems or in data used to train or improve AI models, potentially resulting in contractual claims, regulatory scrutiny or security and intellectual property risks.

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
The rapid evolution of AI technologies and regulations requires the application of resources to help to ensure that AI is implemented responsibly in order to minimize unintended, harmful impact. There is a risk that AI technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships. The development and use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm and/or legal liability. As we develop AI-enabled automation and orchestration capabilities for infrastructure management, incorrect or unintended automated actions, inadequate controls or human oversight, or unanticipated interactions among systems could adversely affect the performance, availability or security of customers’ computing environments and expose us to remediation costs, claims or reputational harm.

In addition, public perception of AI and AI data centers has become increasingly negative in some communities, driven by concerns about energy consumption and electricity prices, water use, noise pollution, emissions, job displacement, and other societal impacts. This has led to local opposition, litigation, and political action against data center projects, and some governments have adopted or are considering moratoria, permitting restrictions, or other limits on data center development. If such opposition or regulation delays, downsizes, or cancels our customers’ projects, or otherwise reduces demand for AI infrastructure, including our products and services, these developments could adversely affect our business, results of operations, and financial condition.

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
Our business growth in 2026 contributed to increases in inventories and accounts receivable, which increased our working capital requirements and negatively affected our cash flows from operating activities. Large AI infrastructure deployments may also require substantial upfront purchases of high-cost components and other expenditures before customer payment is received. Because these projects may involve significant order sizes and nonrecurring delivery schedules, delays, cancellations, changes in specifications or acceptance timing, or differences between the timing of our payments to suppliers and collections from customers could increase our working capital requirements, result in excess or obsolete inventory or credit losses, and adversely affect our liquidity, cash flows and profitability.
Our financial performance also depends in part on our customers' ability to finance AI infrastructure projects. Certain customers may depend on external financing, including government funding, to fund AI infrastructure deployments. If financing becomes unavailable, delayed or more expensive, these customers may defer, reduce or cancel orders, seek extended payment terms or fail to pay amounts due. These developments could reduce demand for our products and services, increase our credit exposure and adversely affect our cash flows and financial performance.
Additionally, we have had in the past and expect we could again have in the future, inventory write-downs and/or write-offs due to obsolescence, excess quantities (including due to decreased demand) and declines in market value below our costs. In particular, if product obsolescence causes product demand to decrease or we fail to forecast demand accurately, we could be required to write-off inventory or record underutilization charges, which would have a negative impact on our profit margins and our profitability. Any one or more of these occurrences could have a negative impact on our business, results of operations and financial condition.

Our managed services engagements involve risks related to cost estimation, performance requirements and customer retention that could adversely affect our results of operations.
Our managed services engagements may require us to perform over extended periods. If we underestimate service delivery costs, fail to meet contractual performance requirements, or customers exercise rights to reduce services or fees, terminate or not renew contracts, we could lose anticipated revenue, incur additional costs or penalties, experience reduced margins or harm customer relationships, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
We are dependent upon a small number of sole or limited source suppliers for certain materials, including certain critical components or subsystems, we use in manufacturing our products. Purchases from our two largest suppliers were $1.3 billion, $0.6 billion and $0.4 billion in each of 2026, 2025 and 2024, respectively. The increase in 2026 was primarily driven by higher purchases of DRAM and Flash products to support increased sales during the year and higher inventory levels to meet customer demand and orders within our Integrated Memory segment. Certain of our suppliers also compete with us in one or more of our markets. We purchase almost all of our materials from our suppliers on a purchase order basis and generally do not have long-term commitments from suppliers. Our suppliers are not required to supply us with any minimum quantities, and there is no assurance that our suppliers will supply the quantities of components we may need to meet our production goals.
The markets in which we operate have in the past experienced, are currently experiencing, and may in the future experience, shortages, long lead times and price fluctuations in certain materials, including certain critical components and raw materials that we use in manufacturing our products. These shortages may cause some suppliers to place their customers, including us, on supply allocation. As a result, we may not be able to obtain the materials that we need to fill customer orders in a timely fashion or at all. If any of our suppliers experience quality control or intellectual property infringement problems, this may further impact our ability to fill customer orders. Furthermore, our products that utilize that supplier’s materials may be disqualified by one or more of our customers and we may not be able to fill their orders.
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
Additionally, there are increasing expectations and regulations in various jurisdictions that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters, including the end-of-life considerations for products. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or to design supply chains to avoid certain regions altogether. Failure to comply with such regulations can result in fines, reputational damage, or import ineligibility for our products or product components, or otherwise adversely impact our business, results of operations and financial condition.

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
Our manufacturing efficiency can significantly affect our results of operations, and we cannot be sure that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. During periods when we are implementing new process technologies, manufacturing facilities may not be fully productive and may experience higher than acceptable defect rates. We may fail to achieve acceptable yields or may experience product delivery delays as a result of, among other things, capacity constraints, delays in the development of new process technologies, increased defect rates, changes in our process technologies, upgrades or expansion of existing facilities, impurities or other difficulties in the manufacturing process. Any of these occurrences could adversely impact our relationships with customers, cause harm to our reputation in the marketplace, cause customers to move future business to our competitors or cause us to make financial concessions to our customers. Improving our manufacturing efficiency in future periods is dependent on our ability to:
•develop and transition to advanced process technologies and advanced products that utilize those technologies;
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
We and certain of our third-party service providers have experienced cybersecurity incidents, though none have materially impacted our Company, including our operations and financial condition. There can be no guarantee that future cyberattacks or events, whether originating from us, our suppliers or our customers, will not materially impact our Company generally or our IT Systems or data or that of critical service providers specifically. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and data. Those risks include data security incidents, cybersecurity events, data breaches, ransomware attacks or other compromises of the IT Systems we or that our vendors use to provide services or process data on our behalf, which may lead to compromised network security and misappropriation or compromise of our information or that of third parties, system disruptions or lead to shutdowns. Cyberattack actors include criminal hackers, hacktivists, state-sponsored intrusions, and may involve industrial espionage, employee malfeasance and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services and systems, and to fraudulently induce employees, customers and other third parties to disclose information or unwittingly provide access to systems or data. The risk of such attacks includes attempted breaches not only of our own products, services and systems, but also those of customers, contractors, business partners, vendors and other third parties.
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
The information technology systems we and our vendors use are vulnerable to, and our vendors have experienced, outages, breakdowns or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures. For example, in July 2024, a software update by CrowdStrike Holdings, Inc. (“CrowdStrike”), a cybersecurity technology company, caused widespread crashes of Windows systems into which it was integrated. Although we have not experienced any material impacts as a result of the CrowdStrike software update or other outages or breakdowns, we have and expect to continue in the future to experience other third-party software- and service-related incidents and/or operational disruptions, which may materially affect our business, results of operations and financial condition.
Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools (including AI) that circumvent controls, evade detection and even remove forensic evidence. Further, the use of AI technologies by us, our customers, suppliers, and third-party service providers, among others, introduces unique and/or unknown vulnerabilities. AI-enabled tools provide threat actors with greater scale, efficiency and effectiveness than is possible through human action alone. Such tools are used to produce highly customized social engineering campaigns through generative AI, polymorphic malware that adapts real-time to a victim environment during deployment, and automated vulnerability identification and exploitation, among other things. As a result, there can be no assurance that the systems we have designed to protect against cyberattacks, or our cybersecurity risk management program and processes, will be fully implemented, complied with or sufficient to identify, detect or prevent material consequences arising from such attacks in the future. In addition, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks.
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

We are subject to laws, rules and regulations in the United States and other countries relating to the collection, use, transmission, processing and security of user and other data. Our ability to execute transactions and to possess, process, transmit and use personal information and data in conducting our business, for example with respect to our marketing efforts, which include email marketing and telemarketing, subjects us to legislative and regulatory obligations that, among other things, may require us to expend time, financial and other resources to monitor and interpret ever-evolving and complex data privacy and security laws, including new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements.

In particular, many states have adopted or are considering new or modified privacy and security laws and regulations that may apply to our business, such as the California Consumer Privacy Act (“CCPA”), which imposes obligations on businesses that process personal information of California residents. Among other things, the CCPA: requires disclosures to such residents about the data collection, use and disclosure practices of covered businesses; provides such individuals expanded rights to access, delete and correct their personal information and opt-out of certain transfers of personal information; requires covered businesses enter into specific contractual provisions with service providers that process California resident personal information on the covered business’s behalf; and provides such individuals with a private right of action and statutory damages for data breaches. The enactment of the CCPA has prompted a wave of similar laws being passed in the United States, which creates the potential for a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in numerous states, and will soon be enforceable in several other states as well. We cannot predict the full impact of these laws on our business or operations. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level as well. Additionally, other jurisdictions outside of the United States have or have enacted privacy and cybersecurity laws, such as the United Kingdom and the European Union that have enacted the UK General Data Protection Regulation and the EU General Data Protection Regulation respectively and Brazil which has enacted the Lei Geral de Proteção de Dados, creating the potential for a patchwork of overlapping but different laws.

We have incurred, and will continue to incur, significant expenses to comply with mandatory privacy and security standards and protocols under applicable laws, regulations, industry standards and contractual obligations. Despite such expenditures, we may face regulatory and other legal actions in the event of perceived or actual non-compliance with such applicable obligations. Many of these laws would also require us to notify regulators and customers, employees or other individuals of any data security breach as described above. The various data privacy enactments impose significant obligations and compliance with these requirements depends in part on how particular regulators apply and interpret them. In addition, as a contractor to the Department of Defense (“DoD”), we are contractually required to protect “controlled unclassified information” and comply with DoD cybersecurity requirements, including controls specified in the National Institute of Standards and Technology Special Publication 800-171. The DoD has implemented certain information security requirements and obligations relating to the Cybersecurity Maturity Model Certification (“CMMC”). When incorporated into our contracts or solicitations, we will need to comply with the CMMC and flow down such requirements, as appropriate, to our vendors and suppliers. Any failure to comply with the DoD’s cybersecurity requirements could restrict our ability to bid for, be awarded, and perform on DoD contracts, which could materially and adversely affect our results of operations, financial condition, business and prospects, and may subject us to bid protest challenges for the award of new contracts or False Claims Act allegations claiming damages to the government based on such non-compliance.

The laws, rules and regulations relating to privacy and data security are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies or others. We have from time to time received complaints and inquiries relating to our processing of personal information, and while these matters have not had a material impact on our business, there can be no assurance that future complaints, claims or proceedings will not result in material liability. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations and financial condition could be materially adversely affected.
Some of our offerings utilize open source software, which may pose particular risks to our proprietary software, products and services in a manner that could harm our business.
Many of our Advanced Computing offerings, including Linux-based products and Penguin Solutions’ ClusterWare products, incorporate software components licensed under various open source licenses. Open source software is made available under licenses that in some instances may subject us to certain unfavorable conditions, including requirements that we offer our proprietary software, or portions of our proprietary software, which incorporates or links to such open source software, for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using such open source software, and that we license such modifications or derivative works under the terms of the applicable open source licenses. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. We could face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could implicate aspects of our proprietary code. These claims could result in litigation and could require us to make our software source code freely available to the public, purchase a costly license or cease offering the implicated products or services. Such claims may require us to re-engineer our offerings to avoid an undesirable open source license or infringement, which may be costly and time-consuming. Additionally, some open source software may include generative AI technologies or other software that incorporates or relies on generative AI models or other AI technologies. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyrights, surrounding AI technologies, have not been fully interpreted by courts or national or local laws or regulations, and any use or adoption of third-party AI technologies into our products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation. In addition, the use or modification of third-party generative AI models that are made available under an open source or similar license could introduce inaccuracies or vulnerabilities that we are unable to anticipate, detect, or control. If the licensor for such generative AI technologies developed their models by training on data that was inaccurate, biased or for which it did not have the appropriate rights, we could be subject to claims or lawsuits, including for infringement of third-party intellectual property. In addition, our usage of open-source generative AI technologies may require us to license our data or intellectual property to third parties and limit our ability to protect our intellectual property rights or proprietary data.
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
In 2026, 2025 and 2024, we spent $11.6 million, $9.0 million and $19.4 million, respectively, on capital expenditures, which we used, among other things, to expand manufacturing and test capacity as well as research and development. In addition, we plan to continue exploring additional acquisition opportunities in the future. We therefore may need to raise additional funds, which we may seek to obtain through, among other avenues, public or private equity offerings and debt financings. Additional funds may not be available on terms acceptable to us, or at all. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution and the new equity or debt securities may have rights, preferences and privileges senior to those of our then existing stockholders, such as was the case in connection with the issuance of the series of 200,000 shares of preferred stock of Penguin Solutions Delaware, par value $0.03 per share, designated as convertible preferred stock (the “Issued CPS”) as described in more detail in “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Preferred Stock Investment.” If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, as well as impose financial and operating covenants that could restrict the operations of our business. In a rising interest rate environment, debt financing will become more expensive and may have higher transactional and servicing costs. In addition, our existing indebtedness may limit our ability to obtain additional financing in the future, as discussed in greater detail below under “Risks Related to Our Debt – Our indebtedness and short-term cash obligations could impair our financial condition and harm our ability to operate our business.”
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
As part of our business and growth strategy, we have in the past and may in the future acquire or make significant investments in businesses, products or technologies, such as our acquisitions of Stratus Technologies, Cree’s LED business, SMART EC, SMART Wireless and Penguin Computing. Any acquisitions or investments would expose us to the risks commonly encountered in acquisitions of businesses or technologies. Such risks include, among others:
•problems assimilating and integrating the purchased operations, sales functions, technologies, systems, processes, products, personnel, or development capabilities;
•unanticipated costs or expenses associated with an acquisition or investment, including write-offs of tangible assets as well as goodwill or other intangible assets;
•negative effects on results of operations resulting from an acquisition or investment;
•adverse effects on existing business relationships with suppliers and customers;
•failure to maintain and expand the customer bases of acquired businesses;
•difficulties in leveraging the research and development and product development capabilities of acquired businesses to expand our products portfolio;
•failure to protect and expand the intellectual property and patent portfolios of acquired businesses;
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
Problems encountered in connection with an acquisition could divert the attention of management, utilize scarce corporate resources and otherwise harm our business. Acquisitions may also lead to increased operational complexity, and effectively streamlining operations and processes of acquired businesses or entities requires management attention and expenditures. To the extent that we make any future acquisitions, we could issue common stock that would dilute our existing stockholders’ percentage ownership, incur substantial additional debt (such as the promissory note we issued in connection with the acquisition of Cree’s LED business), expend cash and reduce our cash reserves or assume additional liabilities. Furthermore, acquisitions may require material charges and could result in adverse tax consequences, substantial depreciation, deferred compensation charges, liabilities under earnout provisions, the amortization of amounts related to deferred compensation and identifiable purchased intangible assets or impairment of goodwill or other intangibles, any of which could negatively impact our business, results of operations and financial condition. We are unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed. We may expend significant resources and management time pursuing an acquisition that we are unable to consummate, including for reasons outside of our control. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms or at all, or may not realize the anticipated benefits of any acquisitions we do undertake. Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they may have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

We have incurred, and may in the future incur, impairment charges related to our goodwill, which could have a material adverse effect on our business, results of operations and financial condition.
We have a significant amount of goodwill. As of August 28, 2026, we had goodwill of $145.9 million, which represented 5% of our total assets as of such date. The carrying value of goodwill may be reduced if we determine that goodwill is impaired. We test goodwill for impairment in the fourth quarter of each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The testing of goodwill for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions; changes in business operations; changes in competition or changes in the price of our common stock and market capitalization and other relevant events and factors affecting the fair value of the reporting unit. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill and could result in an impairment charge.
We may incur liabilities relating to additional Brazilian withholding tax in connection with the sale of our SMART Brazil business.
In connection with the sale of a majority of our interest in SMART Brazil to Lexar Europe, Lexar Europe withheld (from the purchase price otherwise payable to us) Brazilian capital gains tax (Imposto de Renda na Fonte Sobre Ganho de Capital), with such tax being imposed on the excess of the purchase price over our tax basis in the SMART Brazil equity interests sold by us. The calculation of tax basis was based on our interpretation of current Brazilian law. We believe our interpretation and calculations are correct, but if the Brazilian tax authorities were to successfully challenge our determination of the amount of withholding tax due, we would be required to indemnify Lexar Europe in respect of any additional withholding taxes (together with any interest and penalties imposed). The amount of such additional withholding taxes and our liability in respect of such taxes could be substantial.
We may not achieve the intended benefits of the sale of our SMART Brazil business.
We may not realize some or all of the anticipated benefits from the sale of our SMART Brazil business and such failure could have a material adverse effect on our business, financial condition or results of operations.
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
From time to time, we are, and may in the future become, involved in legal proceedings, claims or government and administrative investigations, including any identified under “Item 3. Legal Proceedings.” For example, from time to time, third parties may assert claims against us alleging infringement of their intellectual property rights on technologies that are important to our business. In addition, litigation or other actions may be necessary to protect our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against third party claims of infringement and/or invalidity. The steps we take to prevent misappropriation, infringement or other violations of the intellectual property of others may not be successful. For instance, there may be issued patents held by third parties of which we are not aware, that if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or products. There may also be pending patent applications of which we are not aware, that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Litigation and other legal and administrative processes, whether as plaintiff, defendant or otherwise, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition, whether or not such litigation or other processes are ultimately determined in our favor. In the event of an adverse result in, or a settlement of, a litigation matter, we could be required to pay substantial damages or settlement amounts; cease the manufacture, use, import and sale of certain products or components; expend significant resources to develop or acquire rights to use non-infringing technology; and/or discontinue the use of certain processes or obtain licenses and pay one-time fees and/or on-going royalties to use the infringing or allegedly infringing technology. The occurrence of any of the foregoing could result in unexpected expenses or require us to recognize an impairment of our assets, which would reduce the value of our assets and increase our expenses.
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
Taxable income in any jurisdiction depends in part on whether local tax authorities accept our operational practices and intercompany transfer pricing as being conducted on an arm’s-length basis. Due to inconsistencies in how taxing authorities apply the arm’s-length standard and the limited protection provided by treaties, transfer pricing challenges by tax authorities could, if successful, substantially increase our income tax expense. While we currently benefit from preferential tax treatment in certain foreign jurisdictions, most notably Malaysia, such treatment is contingent upon our continued compliance with specific conditions and may be subject to change. Further changes in tax laws could arise as a result of the base erosion and profit shifting project that was undertaken by the Organisation for Economic Co-operation and Development (“OECD”). For example, the OECD introduced an international tax framework under Pillar Two, which establishes a global minimum tax rate of 15%. This framework has been adopted by several jurisdictions, including those in which we operate, effective January 1, 2024, with additional jurisdictions expected to implement similar measures. The Pillar Two framework became effective for our fiscal year ended August 29, 2025. We continue to monitor developments in jurisdictions that are expected to implement Pillar Two in the future, and we have evaluated the potential impact of the enactment of Pillar Two by such jurisdictions on our consolidated financial statements.
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
As of August 28, 2026, we had U.S. federal and state net operating loss carryforwards of $19.5 million and $36.6 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2035. State net operating loss carryforwards of $36.4 million will begin to expire in 2031, while the remaining state net operating loss carryforwards do not expire. In addition, we have U.S. federal and state research and development credit carryforwards of $10.4 million and $4.7 million, respectively, and $1.9 million of foreign tax credit carryforwards. If not utilized, the federal research and foreign tax credits will begin to expire in 2032 and 2033, respectively. If not utilized, $2.2 million of state credits will begin to expire in 2030, while $2.5 million of state credits do not expire. In addition, we have Section 163(j) interest expense carryforwards of $97.9 million from the acquisition of Stratus Technologies and $318.5 million from the U.S. consolidated group, both of which do not expire. Net operating loss carryforwards in Hong Kong of $25.6 million and Ireland of $10.2 million do not expire. Net operating loss carryforwards in Luxembourg of $26.6 million will begin to expire in 2043.
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

We have reversed valuation allowances for significant portions of our deferred tax assets, and we may not be able to realize these assets in the future. Our deferred tax assets may also be subject to additional valuation allowances, which could have a material adverse effect on our business, results of operations and financial condition.
Determining whether a valuation allowance for deferred tax assets is appropriate requires judgment and an evaluation of all positive and negative evidence. At each reporting period, we assess the need for, or the sufficiency of a valuation allowance against, deferred tax assets. During the fourth quarter of 2026, based on the weight of all the positive and negative evidence, we concluded that it was more likely than not that we will realize the benefit of certain tax attributes and, accordingly, released the valuation allowances previously recorded against the related deferred tax assets.
Our conclusion that it is more likely than not that we will realize certain federal and state net deferred tax assets takes into account our estimate of future taxable income. Our estimate of future taxable income is based on internal projections which primarily consider historical performance, but also include various internal estimates and assumptions as well as certain external data. We believe all of these inputs to be reasonable, although inherently subject to judgment. If actual results differ significantly from these estimates of future taxable income, we may need to reestablish a valuation allowance for some or all of our deferred tax assets. Establishing a valuation allowance on our net deferred tax assets could have a material adverse effect on our business, results of operations and financial condition.
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
We may be unable to successfully manage environmental or social sustainability initiatives, in whole or in part, which could lead to less opportunity for us to have investors and partners and could negatively impact our reputation or options for capital acquisition.
There is scrutiny from investors, customers, policymakers, and other stakeholders regarding companies’ management of climate change, human capital, and various other environmental and social sustainability matters, and we expect to be subject to further scrutiny as a listed company with growing operations. We engage in various voluntary initiatives (including disclosures) to manage such matters or to respond to stakeholder expectations, but such initiatives can be costly and may not have the desired effect. Our management of climate, human capital, and other sustainability matters continues to evolve rapidly, in many instances due to factors that are out of our control, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. For example, we may ultimately be unable to complete certain initiatives or reach certain targets or goals. Similarly, many sustainability actions or statements rely on methodologies, standards, technology, and data that continue to evolve, including in ways we cannot predict. In recent years, there have been increasingly sophisticated complaints against companies for alleged deficiencies or overstatements in their disclosures, methodologies, or actions related to sustainability matters. Various stakeholders also have different, evolving, and at times conflicting, expectations.

From a regulatory perspective, various policymakers have adopted (or are considering adopting) requirements for companies to undertake various disclosures or other actions on climate, human capital or other sustainability matters. These requirements, however, are not uniform, which can increase the cost and complexity of compliance and associated risks across topics and jurisdictions. Moreover, some policymakers have sought to constrain companies’ consideration of various environmental and social sustainability matters. Advocates and opponents of such matters are increasingly resorting to activism, including litigation and social media campaigns, to advance their perspectives. Addressing stakeholder expectations and regulatory requirements entails costs and any failure to successfully navigate such expectations, including any evolving interpretations of existing governmental laws, may result in reputational harm (including under various ratings or certification programs), loss of customers or contracts, regulatory or investor engagement, or other adverse impacts to our business. Increased regulation and increased stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks we face associated with environmental, social and regulatory matters. Additionally, many of our customers and suppliers are subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Our worldwide operations, and those of our suppliers, business partners and customers, may be disrupted by events outside of our control, including the effects of climate change, natural disasters, man-made disasters or other events, as well as societal and governmental responses to such events.
Our operations in different parts of the world could be subject to natural disasters or severe weather conditions, or an accident that damages or otherwise adversely affects any of our operations, assets or infrastructure, or the operations, assets or infrastructure of one or more of our suppliers, business partners or customers. Earthquakes, hurricanes, monsoons, cyclones, droughts, extreme wind conditions, severe storms, heatwaves, wildfires and floods could damage our property and assets, require us to shut down operations, in whole or in part, or have either of those effects on third parties on whom we rely. For example, our U.S. headquarters in Fremont, California, manufacturing and research and development facility in Newark, California and our Penguin Computing operations in Fremont, California are located near major earthquake fault lines. Our manufacturing facility in Penang, Malaysia is located in an area that is also prone to natural disasters, such as cyclones, monsoons and floods. In the event of a major earthquake, cyclone, monsoon or other natural or man-made disaster, we could experience business interruptions, destruction of facilities and/or loss of life, any of which could materially adversely affect our business. In addition, the outbreak of war, political unrest or terrorist activity, diseases, epidemics or pandemics in any of the locations in which we conduct business could severely disrupt our business or the business of our customers and suppliers, which could in turn materially adversely affect our business. Since a large percentage of our production is done in a small number of facilities, a disruption to operations could have a material adverse effect on our business, results of operations and financial condition.
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
Additionally, we may be subject to risks associated with societal efforts to mitigate or otherwise respond to climate change, including but not limited to increased regulations and evolving stakeholder expectations, including non-governmental organization (NGO) programs and actions. Changing market dynamics, global and domestic policy developments, and the increasing frequency and impact of meteorological phenomena have the potential to disrupt our business, the business of our suppliers and/or customers, or otherwise adversely impact our business, financial condition, or results of operations.

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
Sales outside of the United States accounted for 56%, 43% and 43% of our net sales in 2026, 2025 and 2024, respectively. In addition, a significant portion of our product design and manufacturing is performed at our facilities in Malaysia and China, and a significant amount of our product design activities are performed in Taiwan and India. As a result, our business is and will continue to be subject to the risks generally associated with international business operations in Malaysia, China, Taiwan, India and other foreign countries, including:
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
We are subject to changes in tax laws, treaties and regulations or the interpretation or enforcement thereof in jurisdictions in which we or any of our subsidiaries operate or are resident. We have structured our operations in a manner designed to maximize our benefit from various government incentives and/or tax holidays extended to manufacturers in Malaysia to encourage investment and employment, and to minimize our tax liability in other jurisdictions such as the United States to the extent permitted by law. Our interpretations and conclusions regarding these tax incentives are not binding on any taxing authority. Additionally, we have been in the past and may in the future be subject to tax assessments by the relevant authorities in the jurisdictions in which we operate and we have been in the past and may in the future be involved in legal disputes with regulatory or governmental authorities relating to these assessments. If our assumptions about, or interpretation or implementation of, tax and other laws are incorrect; if tax laws or regulations are substantially modified or rescinded; if the tax incentives from which we benefit in the jurisdictions in which we operate are substantially modified or rescinded; if we fail to meet the conditions of any of the tax incentives; or if we do not prevail in disputes with tax authorities, we could suffer material adverse tax and other financial consequences including owing significant amounts of taxes and penalties that would increase our expenses, reduce our profitability and adversely affect our cash flows, results of operations and financial condition.
Changes in foreign currency exchange rates could materially adversely affect our business, results of operations and financial condition.
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
Exchange controls and restrictions on dividends and other distributions in certain jurisdictions, including China, limit and may further limit our ability to receive dividends and other distributions from our foreign subsidiaries.
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
Risks Related to Our Debt
Our indebtedness and short-term cash obligations could impair our financial condition and harm our ability to operate our business.
We have a significant amount of debt outstanding as of August 28, 2026, including the debt described in “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt.” Our indebtedness may have important consequences, including, but not limited to, the following:
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
•diluting the interests of our existing stockholders to the extent common stock is issued upon conversion of our Convertible Senior Notes (as defined below);
•limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness or more liquidity; and
•limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.
Our ability to make scheduled payments on, to refinance or to pay off our debt obligations when due depends on the financial condition and operating performance of our business. This, to a certain extent, is subject to prevailing economic and competitive conditions, including general conditions prevailing in the financial markets and global economy, and to certain financial, business, regulatory and other factors beyond our control, including the risks described herein. Our business may not generate sufficient cash flows from operations, and future borrowings may not be available to us under our debt arrangements, including the 2025 Credit Agreement (as defined below), in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. In addition, certain of our debt is subject to terms that may require the use of significant cash in the future under certain circumstances. For example, holders of our 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”), our 2.00% Convertible Senior Notes due 2030 (the “2030 Notes”), and our 0.00% Convertible Senior Notes due 2031 (the “2031 Notes,” and collectively with the 2029 Notes and the 2030 Notes, the “Convertible Senior Notes”), may, subject to a limited exception, require us to repurchase their Convertible Senior Notes following a “fundamental change,” as described in more detail in “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes.” In addition, all conversions of the Convertible Senior Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Senior Notes or pay the cash amounts due upon conversion. Applicable law, regulatory authorities and the agreements governing our other indebtedness, including the 2025 Credit Agreement, may restrict our ability to repurchase the Convertible Senior Notes. Our failure to repurchase the Convertible Senior Notes or to pay the cash amounts due upon conversion when required will constitute a default under the relevant indenture. A default under such indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Senior Notes.

We also have near-term cash obligations that will require the use of available liquidity. In fiscal 2026, net cash used in operating activities was $151.9 million, primarily due to increases in inventories and accounts receivable to support business growth. We are required to repay a $93.0 million customer cash advance by the first week of December 2026, and $54.5 million of our 2029 Notes and 2030 Notes are convertible through November 27, 2026, with principal payable in cash upon conversion. While we believe our existing cash and cash equivalents and amounts available under our revolving credit facility are sufficient to fund these obligations, if working capital needs grow or customers delay payment, we may need to draw on our revolving credit facility or seek additional financing, which may not be available on acceptable terms.
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
Sales of substantial amounts of our common stock in the public market, including sales of our common stock by our directors or officers, or sales by us or our affiliates pursuant to one or more effective registration statements or shares of common stock issuable upon conversion of our Issued CPS, or otherwise, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our amended and restated certificate of incorporation, we are authorized to issue up to 200 million shares of common stock, of which 60.2 million shares of common stock were outstanding as of August 28, 2026.
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
•the requirement that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of our stockholders and may not be taken by written consent in lieu of a meeting; however, any action required or permitted to be taken by the holders of our convertible preferred stock, voting separately as a series or class, may be taken by written consent;
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

As a Delaware corporation, we are also subject to provisions of the Delaware General Corporation Law, including Section 203 thereof, which prevents some stockholders holding 15% or more of the voting power of our outstanding voting stock from engaging in certain business combinations without approval of the holders of at least two-thirds of the voting power of our outstanding voting stock not held by such stockholder.

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
We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock. In addition, certain of our agreements, including the 2025 Credit Agreement, the Securities Purchase Agreement that we entered into with SK Telecom Co., Ltd. (“SKT”) on July 14, 2024 (the “SKT Purchase Agreement”) and the Certificate of Designation of Convertible Preferred Stock we executed and adopted on June 27, 2025 (the “CPS Delaware Certificate of Designation”) contain restrictions on our ability to pay dividends. As a result, capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock. Holders of shares of Issued CPS are entitled to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option. Shares of Issued CPS are not redeemable upon or repurchased upon the election of the holders of Issued CPS.
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

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into or intend to enter into with our directors and officers provide that:

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

The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers or stockholders, which may discourage such claims against us or any of our current or former directors, officers or stockholders and result in increased costs for investors to bring a claim.
General Risk Factors
Worldwide economic and political conditions as well as other factors may adversely affect our operations and cause fluctuations in demand for our products.
Uncertainty in global economic and political conditions poses a risk to the overall economy, as consumers and businesses may defer purchases in response to such uncertainty, and has made it difficult for customers, suppliers and us to accurately forecast and plan future business activities. Declines in the worldwide semiconductor market, economic conditions or consumer confidence would likely decrease the overall demand for our products. Other factors that could cause demand for our products to fluctuate include:
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
Our business is subject to regulation by various U.S. federal and state governmental agencies. Such regulation includes, without limitation, the radio frequency emission regulatory activities of the Federal Communications Commission, the antitrust regulatory activities of the Federal Trade Commission (the “FTC”) and the Department of Justice, the consumer protection laws of the FTC, the import/export regulatory activities of the Department of Commerce, the product safety regulatory activities of the Consumer Product Safety Commission, the regulatory activities of the Occupational Safety and Health Administration, the environmental regulatory activities of the Environmental Protection Agency, the labor regulatory activities of the Equal Employment Opportunity Commission, the export control regulatory activities of the Department of State and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. We are also subject to similar, and in some cases additional, regulation in other countries where we conduct business, including import and export laws and foreign currency controls. In certain jurisdictions, such regulatory requirements may be more stringent and complex than in the United States. We are also subject to a variety of U.S. federal and state employment and labor laws and regulations, including, without limitation, the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Retraining Notification Act and other regulations related to working conditions, wage-hour pay, overtime pay, employee benefits, anti-discrimination and termination of employment.
Like other companies operating or selling internationally, we face risks of non-compliance with the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other laws which generally prohibit direct and indirect improper payments to foreign government officials and political parties for the purpose of securing an unfair business advantage. In addition, because we have operations and suppliers in China and adjacent jurisdictions, we have exposure and risks associated with the Uyghur Forced Labor Prevention Act (“UFLPA”) and other global laws against forced labor. The UFLPA prohibits the importation of articles, merchandise, apparel and goods mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region (Xinjiang) of the People’s Republic of China (PRC), or by entities identified by the U.S. government on the UFLPA Entity List. Forced labor concerns have rapidly become a global area of interest and is a topic that will likely be subject to new regulations in the markets we operate within. If we fail to comply with these laws and regulations, we may be subject to detention, seizure and exclusion of imports, as well as penalties, costs and restrictions on export and import privileges that could have an adverse effect on our business, financial condition and results of operations. We are also subject to similar or even more restrictive anticorruption laws imposed by the governments of other countries where we do business, such as laws that prohibit commercial bribery, including the UK Bribery Act and the Malaysian Anti-

corruption Commission Act. We make sales, are subject to government regulation and operate in countries known to present heightened risks of public corruption. Although we have implemented policies and controls to mitigate risks of non-compliance, our business activities create the risk of unauthorized conduct by one or more of our employees, consultants, customs brokers, freight forwarders, third party representatives or distributors that could be in violation of various laws including the FCPA or similar local regulations. In addition, we may be held liable for actions taken by such parties even if such parties themselves are not subject to the FCPA or similar laws. Investigations into allegations of such misconduct can be costly, and any determination that we have violated the FCPA or similar laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities that could have a material adverse effect on our business, results of operations and financial condition.
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
Armed conflicts around the world, including those in Ukraine and the Middle East, as well as the global response to such conflicts, including the imposition of sanctions by the United States and other countries, could create or exacerbate risks facing our business. Political and economic instability could have an impact on our sales, our supply chain, our ability to deliver products to our customers, and demand for our products. More generally, various events could cause consumer confidence and spending to decrease.
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
During 2026, we did not identify any risks from cybersecurity threats, including as a result of any previous cybersecurity events, that materially affected us, including our business strategy, results of operations and financial condition. However, we face ongoing and increasing cybersecurity risks, including from bad actors that are becoming more sophisticated and effective over time, and if realized, these risks are reasonably likely to materially affect us. Additional information on the cybersecurity risks we face is discussed in “Item 1A. Risk Factors.”
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
Item 2. Properties

Our U.S. headquarters are located in Fremont, California. We lease or own various facilities described below for our design, manufacture, research and development and sales and marketing activities. We believe that our existing facilities are suitable and adequate for our present purposes. The following is a summary of our principal facilities as of August 28, 2026:

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
Item 3. Legal Proceedings
For a discussion of legal proceedings, see “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Commitments and Contingencies.”
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is listed on the Nasdaq Global Select Market under the trading symbol “PENG.”
Holders of Record
As of October 14, 2026, there were 18 registered holders of record of our common stock (not including beneficial holders of our common stock held in street name by brokers and other institutions on behalf of stockholders). As of October 14, 2026, there was one registered holder of record of our preferred stock, the Issued CPS.
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
The Issued CPS entitles the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option. Other than dividend payments to the holder of Issued CPS, we currently intend to retain all available funds and future earnings to support operations and to finance the growth and development of our business. During fiscal 2026, we did not record any paid in-kind dividends.
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
Recent Sales of Unregistered Securities
Except as previously disclosed in our Current Report on Form 8-K filed with the SEC on July 17, 2026, there were no sales of unregistered equity securities during the year ended August 28, 2026.
Issuer Purchases of Equity Securities
Common Stock Repurchase Authorization
On each of April 4, 2022 and January 8, 2024, our Board of Directors approved $75.0 million stock repurchase authorizations (the “2022 Authorization” and “2024 Authorization”, respectively), under which we may repurchase our outstanding common stock from time to time through open market purchases, privately-negotiated transactions or otherwise. On October 6, 2025, the Audit Committee of the Board of Directors approved an additional $75.0 million stock repurchase authorization (the “2025 Authorization” or the “Current Authorization”). The Current Authorization, which consists solely of amounts approved pursuant to the 2025 Authorization as all amounts under the 2022 Authorization and 2024 Authorization have been utilized, has no expiration date but may be suspended or terminated by the Board of Directors at any time. During the three months ended August 28, 2026, there were no repurchases of our equity securities. As of August 28, 2026, an aggregate of $55.8 million remained available for the repurchase of our common stock under the 2025 Authorization. Certain of our agreements, including the 2025 Credit Agreement, the SKT Purchase Agreement and the CPS Delaware Certificate of Designation, contain restrictions that limit our ability to repurchase our common stock.
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
The following graph illustrates a comparison of cumulative total returns for our common stock, the Russell 2000 Index and the Nasdaq Electronic Components Index from August 31, 2021 through August 31, 2026. We operate on a 52- or 53-week fiscal year, which ends on the last Friday in August. As a result, the last day of our fiscal year varies. For consistent presentation and comparison to the industry indices shown herein, we have calculated our stock performance graph as of August 31 for each year.
Note: Management cautions that the stock price performance information shown in the graph above may not be indicative of current stock price levels or future stock price performance.
The stock performance graph assumes $100 was invested in our common stock and in the other indices on August 31, 2021. Any dividends paid during the period presented were assumed to be reinvested. The performance was plotted using the following data:

	August 31, 2021	August 31, 2022	August 31, 2023	August 31, 2024	August 31, 2025	August 31, 2026
Penguin Solutions, Inc.	$100	$76	$107	$86	$100	$204
Russell 2000 Index	$100	$82	$86	$102	$111	$140
Nasdaq Electronic Components Index	$100	$88	$101	$129	$196	$254
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and notes for the year ended August 28, 2026. This discussion contains forward-looking statements that involve risks, uncertainties and other factors. Our actual results could differ materially from those contained in these forward-looking statements due to a number of risks, uncertainties and other factors, including those discussed below and elsewhere in this report. See also “Cautionary Note Regarding Forward-Looking Statements” and “PART I – Item 1A. Risk Factors.”
Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2026, 2025 and 2024 contained 52, 52 and 53 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated.
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
Divestiture of SMART Brazil
On November 29, 2023, we completed the divestiture of an 81% interest in SMART Brazil to Lexar Europe B.V., an affiliate of Shenzhen Longsys Electronics Co. Ltd. On March 30, 2026, we sold our remaining 19% interest in SMART Brazil, subsequently renamed Zilia Technologies, completing our divestiture of the business.
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
See “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil.”
Factors Affecting Our Operating Performance
Macro-Economic Demand Factors: Our business segments each have their own unique set of demand factors. Our Advanced Computing business is driven by demand for our AI and HPC products, as well as traditional workload optimization and efficiency applications. We expect increased AI adoption and broader implementation by enterprises within but not limited to verticals such as financial services, oil and gas, telecommunications, energy, government, manufacturing, and education, as well as increased neocloud and sovereign AI adoption, as organizations seek scalable infrastructure solutions, though the extent and timing of such adoption and implementation may vary and may affect our results of operations.

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

Shifts in the Mix and Timing of Our Net Sales: Shifts in the mix of net sales from our operating segments, and in the timing of net sales, which can vary significantly from period to period, have impacted and can continue to impact our business and results of operations, including gross and operating margins. For example, our Advanced Computing segment is subject to variability in its sales and margin profile from period to period due to factors such as the following: recognition of revenue sometimes being tied to customer decisions as to the completion of delivery and system go-live events; certain sales being affected by the timing of customer deployments and shipments or customer budget considerations; changes in customer spending on our products and services (including as a result of macro-economic demand factors); the impact of customer churn rates (including discounting and churn of significant customers from whom we derive a significant percentage of our net sales); discontinuation of certain of our products from time to time; shifts in our customer mix, including expected trends with respect to growth in demand from non-hyperscaler customers for AI and HPC solutions; and margin being driven by the proportion of higher margin software and managed services within our Advanced Computing sales. Within our Advanced Computing segment, our “AI infrastructure business” refers to customer engagements focused on AI workloads, including designing, building, deploying, and managing AI infrastructure hardware, software, and services. When we refer to our non-hyperscale AI infrastructure business, we are referring to our AI infrastructure business excluding sales to hyperscaler customers. Our AI infrastructure business has been transitioning from a hyperscaler concentration toward a more diversified non-hyperscaler customer base across neocloud, enterprise, and sovereign AI. This transition contributed to strong revenue growth in the second half of 2026, though the pace and timing of new customer deployments may create variability in net sales from period to period. Additionally, our net sales and margins have been negatively impacted by the winding down of our Penguin Edge business, which was completed in the fourth quarter of fiscal 2026. The comparability of our results of operations against prior periods will also be affected following the wind down of our Penguin Edge business. Our resource commitments and planning for each segment are relatively fixed in the short term, and as such, variability in expected net sales mix may have direct implications for our operating income and margins. Our Integrated Memory business historically has gross margins which are lower than the Company average and if net sales from this business grow faster than net sales for the Company overall, it may negatively impact total Company gross margins. In 2026, higher memory pricing increased Integrated Memory gross margin, and a decline in memory pricing would reverse that benefit.
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

Disruptions in Our Supply Chain May Adversely Affect Our Businesses: We depend on third-party suppliers for key components of our products as well as certain raw materials, such as commodity DRAM components from offshore foundries that we use in our specialty memory products, third-party wafers that we use in our memory and LED businesses and AI and HPC components for our Advanced Computing business; the costs of such components and raw materials may fluctuate from time to time due to market conditions. In our memory and LED businesses, we have adopted a “Fab-Light” business model to reduce our capital expenditures and operating expenses, while affording greater flexibility in adapting to shifts in demand and other market trends. However, our reliance on third-party manufacturers exposes us to risk of supply chain disruption and lost business. For example, constrained memory supply may affect our ability to meet demand in our Integrated Memory business on a timely basis or at all, and the global semiconductor shortage, particularly during its peak, has adversely affected our results of operations. In addition, in our Advanced Computing business, where we source components from third parties, the high demand for and limited supply of AI components globally, as well as any delays in the production of such components, continues to affect our sourcing of these components and the timing of deployments. In particular, we continue to experience extended lead times for certain components that are incorporated into our overall solutions, which impacts how quickly we are able to ramp existing and new customer projects and may negatively affect gross margins due to changes in shipment timing and product mix. If such disruptions worsen or are prolonged, or if there is meaningful disruption in our supply arrangement with any of our third-party suppliers, our results of operations and financial condition may continue to be adversely affected.
Results of Operations

Year ended	August 28, 2026	% of net sales (1)	August 29, 2025	% of net sales (1)	August 30, 2024	% of net sales (1)
Net sales:
Advanced Computing	$558,789	32.3%	$648,417	47.4%	$554,552	47.4%
Integrated Memory	924,001	53.4%	464,249	33.9%	356,426	30.4%
Optimized LED	248,678	14.4%	256,128	18.7%	259,818	22.2%
Total net sales	1,731,468	100.0%	1,368,794	100.0%	1,170,796	100.0%
Cost of sales	1,252,543	72.3%	974,520	71.2%	830,020	70.9%
Gross profit	478,925	27.7%	394,274	28.8%	340,776	29.1%

Operating expenses:
Research and development	81,677	4.7%	79,801	5.8%	81,537	7.0%
Selling, general and administrative	220,412	12.7%	238,177	17.4%	233,880	20.0%
Impairment of goodwill	—	—%	16,063	1.2%	—	—%
Other operating expense	11,240	0.6%	2,098	0.2%	7,064	0.6%
Total operating expenses	313,329	18.1%	336,139	24.6%	322,481	27.5%
Operating income	165,596	9.6%	58,135	4.2%	18,295	1.6%

Non-operating (income) expense:
Interest expense, net	438	—%	7,305	0.5%	28,378	2.4%
Other non-operating (income) expense	13,235	0.8%	1,929	0.1%	21,084	1.8%
Total non-operating (income) expense	13,673	0.8%	9,234	0.7%	49,462	4.2%
Income (loss) before taxes	151,923	8.8%	48,901	3.6%	(31,167)	(2.7)%

Income tax (benefit) provision	(33,865)	(2.0)%	20,066	1.5%	10,618	0.9%
Net income (loss) from continuing operations	185,788	10.7%	28,835	2.1%	(41,785)	(3.6)%
Net loss from discontinued operations	—	—%	—	—%	(8,148)	(0.7)%
Net income (loss)	185,788	10.7%	28,835	2.1%	(49,933)	(4.3)%
Net income attributable to noncontrolling interest	5,173	0.3%	3,444	0.3%	2,539	0.2%
Net income attributable to Penguin Solutions	$180,615	10.4%	$25,391	1.9%	$(52,472)	(4.5)%
(1)Summations of percentages may not compute precisely due to rounding.
Net Sales, Cost of Sales and Gross Profit
Net sales increased by $362.7 million, or 26.5%, in 2026 compared to the prior year, primarily driven by strong growth for our Integrated Memory segment. Integrated Memory net sales increased by $459.8 million, or 99.0%, compared to the same period in the prior year, primarily driven by strong momentum across DRAM and Flash, as accelerating AI-driven demand drove favorable pricing and increased volume. Advanced Computing net sales decreased by $89.6 million, or 13.8%, compared to the same period in the prior year, primarily due to the wind down of Penguin Edge and hyperscale hardware sales in 2025 that did not recur in 2026. These declines more than offset significant growth elsewhere within Advanced Computing, which accelerated in the fourth quarter and represented the majority of segment net sales in the quarter. Optimized LED net sales decreased by $7.5 million, or 2.9%, compared to the same period in the prior year, primarily due to a broad-based decline in demand across the business.
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
Cost of sales increased by $278.0 million, or 28.5%, in 2026 compared to the prior year, primarily driven by strong growth for our Integrated Memory segment. Cost of sales increased by $144.5 million, or 17.4%, in 2025 compared to the prior year, primarily due to our Advanced Computing and Integrated Memory segments having increased product sales for the year.
Gross margin decreased to 27.7% in 2026 compared to 28.8% in 2025 primarily attributable to the wind down of our Penguin Edge business under our Advanced Computing segment, along with a shift in the overall mix of sales across all our business units. Gross margin decreased to 28.8% in 2025 compared to 29.1% in 2024 primarily due to unfavorable mix from higher product revenue in our Advanced Computing segment and a higher mix of Integrated Memory sales.
Non-GAAP Measure of Segment Operating Income
Below is a table of our operating income, measured on a non-GAAP basis, which Penguin Solutions management uses to supplement Penguin Solutions’ financial results under GAAP to analyze its operations and make decisions as to future operational plans, and which management believes provides supplemental information that is useful to investors in analyzing and assessing our past and future operating performance. These non-GAAP measures exclude certain items, such as stock-based compensation expense; amortization of acquisition-related intangible assets (consisting of amortization of developed technology, customer relationships, trademarks/trade names and backlog acquired in connection with business combinations); diligence, acquisition and integration expense; restructuring charges; impairment of goodwill; redomiciliation costs; and other infrequent or unusual items. While amortization of acquisition-related intangible assets is excluded, the revenues from acquired companies is reflected in our non-GAAP measures and these intangible assets contribute to revenue generation. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Segment and Other Information.”
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

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
GAAP operating income	$165,596	$58,135	$18,295
Stock-based compensation expense	31,815	41,176	43,160
Amortization of acquisition-related intangibles	29,469	34,838	39,272
Cost of sales-related restructuring	(483)	746	2,136
Diligence, acquisition and integration expense	1,916	1,829	8,772
Redomiciliation costs (1)	—	10,038	470
Impairment of goodwill	—	16,063	—
Restructuring charges	11,240	2,098	7,064
Other (1)	1,409	2,729	1,088
Non-GAAP operating income	$240,962	$167,652	$120,257

Non-GAAP operating income by segment:
Advanced Computing	$38,307	$115,009	$95,291
Integrated Memory	184,942	43,639	22,413
Optimized LED	17,713	9,004	2,553
Total non-GAAP operating income by segment	$240,962	$167,652	$120,257
(1) In 2025 we began breaking out costs related to the U.S. Domestication from “Other.” All periods presented have been adjusted to reflect this change.
Advanced Computing operating income on a non-GAAP basis decreased by $76.7 million, or 66.7%, in 2026 compared to the prior year primarily due to the wind down of our Penguin Edge business and hyperscale hardware sales in 2025 that did not recur in 2026. Advanced Computing operating income on a non-GAAP basis increased by $19.7 million, or 20.7%, in 2025 compared to the prior year primarily due to increased net sales driven by increased demand for AI solutions, as well as lower subcontract services, partially offset by increased operating expenses, mainly driven by increased personnel-related expenses stemming from bonus achievement.
Integrated Memory operating income on a non-GAAP basis increased by $141.3 million, or 323.8%, in 2026 compared to the prior year primarily attributable to increased net sales driven by strong momentum across DRAM and Flash, as accelerating AI-driven demand supported higher pricing and increased volumes. Integrated Memory operating income on a non-GAAP basis increased by $21.2 million, or 94.7%, in 2025 compared to the prior year primarily due to increased net revenue, partially offset by increased operating expenses, mainly driven by increased personnel costs stemming from bonus achievement.
Optimized LED operating income on a non-GAAP basis increased by $8.7 million, or 96.7%, in 2026 primarily attributable to lower personnel-related expenses resulting from headcount reductions, together with improved gross profit driven by a more favorable product mix and tariff recoveries. Optimized LED operating income on a non-GAAP basis increased by $6.5 million, or 252.7%, in 2025 primarily due to higher gross profit, stemming from a more favorable product mix.
Operating and Non-operating (Income) Expense
Research and Development
Research and development expense increased by $1.9 million, or 2.4%, in 2026 compared to the prior year, primarily due to higher personnel-related expenses stemming from increased bonus achievement as a result of Company performance.
Research and development expense decreased by $1.7 million, or 2.1%, in 2025 compared to the prior year, primarily due to lower personnel-related expenses mainly driven by headcount reductions, as well as lower subcontract services mainly driven by Advanced Computing.
Selling, General and Administrative
Selling, general and administrative expense decreased by $17.8 million, or 7.5%, in 2026 compared to the prior year, primarily due to lower personnel-related expenses mainly driven by headcount reductions as well as lower subcontract services following the completion of our U.S. Domestication in 2025.
Selling, general and administrative expense increased by $4.3 million, or 1.8%, in 2025 compared to the prior year, primarily due to higher personnel-related expenses stemming from increased bonus achievement as a result of Company performance, partially offset by decreased professional services driven by increased cost in the prior year due to the SMART Brazil divestiture referenced above.
Impairment of Goodwill
In the second quarter of 2023, we initiated a plan to wind down manufacturing and discontinue the sale of certain products offered through our Penguin Edge business, which we completed in the fourth quarter of 2026. In connection therewith and with the preparation of the financial statements included in this Annual Report, we assessed goodwill associated with our Penguin Edge business within our Advanced Computing segment and concluded it is fully impaired. As a result, we recorded impairment charges of $16.1 million in 2025, to impair the carrying value of Penguin Edge goodwill. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Intangible Assets and Goodwill.”
Other Operating (Income) Expense
Other operating expense in 2026, 2025, and 2024 included restructuring charges of $11.2 million, $2.1 million, and $7.1 million, respectively, primarily for employee severance costs and other benefits resulting from workforce reductions, the elimination of certain projects across our businesses and other costs associated with the wind down of our Penguin Edge business. We anticipate that such activities will continue into future quarters and anticipate recording additional restructuring charges.
Interest Expense, Net
Net interest expense decreased by $6.9 million, or 94.0%, in 2026 compared to the prior year, primarily due to the full repayment of the Amended 2022 TLA (as defined below) during the fourth quarter of fiscal 2025. Net interest expense decreased by $21.1 million, or 74.3%, in 2025 compared to the prior year, primarily due to principal payments made on the Amended 2022 TLA during the second half of fiscal 2024 along with the full repayment in the fourth quarter of fiscal 2025.
Other Non-operating (Income) Expense
Other non-operating (income) expense in 2026 included expense associated with the induced conversion of the 2029 and 2030 Notes of $33.2 million and a $10.0 million impairment expense on a non-marketable equity investment, partially offset by a net gain of $30.9 million from the disposition of equity investments. Other non-operating (income) expense in 2025 and 2024 included losses of $2.9 million, and $22.8 million, respectively, from the extinguishment or prepayment of debt. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Cash and Investments, and Debt.”
Income Tax Provision (Benefit)
Our provision for income taxes decreased by $53.9 million, or 268.8%, in 2026 compared to 2025 primarily due to the release of a valuation allowance. Our provision for income taxes increased by $9.4 million, or 89.0%, in 2025 compared to 2024 primarily due to an increase in profit before tax in jurisdictions subject to income tax.
In 2026, our tax benefit of $33.9 million and effective tax rate of (22.3)% differed from the U.S. statutory tax rate of 21.0%, primarily due to the release of the valuation allowance, the impact of foreign operations in jurisdictions with tax rates lower than the U.S. statutory rate, and U.S. tax credits and incentives, offset in part by foreign withholding taxes, state income taxes, nondeductible executive compensation and other nondeductible expenses.
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
We have operations in Malaysia, where we have tax incentive arrangements for our pioneer status activities and our global supply chain business. The statutory tax rate in Malaysia is 24%. The Malaysia tax incentive arrangement for our pioneer status activities, which was originally scheduled to expire in August 2028, was renegotiated and extended through August 2031. The arrangement is subject to certain conditions, with which we have fully complied in 2026, 2025 and 2024. The Malaysia tax incentive arrangement for our global supply chain activities was amended in fiscal year 2025 and is also scheduled to expire in August 2031. The amended arrangement applies retroactively to the 2024 and 2025 tax years, and we have satisfied the applicable conditions for 2026, 2025 and 2024. The impact of the amended arrangement, including its retroactive application, has been reflected in our 2026 income tax provision. Our effective income tax rate in the future may be higher depending on a combination of our overall and jurisdictional profitability, our ability to continue to satisfy the conditions associated with our tax incentive arrangements, the tax rates applicable to future tax incentive arrangements, and the impact of the Organisation for Economic Co-operation and Development's Pillar Two Model Rules, which provide for a global minimum tax rate of 15%. For additional information, see “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Income Taxes.”
Net Loss From Discontinued Operations
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

Liquidity and Capital Resources
As of August 28, 2026, we had cash and cash equivalents of $647.2 million, of which $332.5 million was held by subsidiaries outside of the United States. Our principal uses of cash and capital resources have been debt service requirements, investments in working capital, acquisitions, repurchases of our common stock, capital expenditures, research and development expenditures, and other operating expenses. We expect that future capital expenditures will focus on expansion of our research and development activities, manufacturing equipment upgrades, acquisitions and IT infrastructure and software upgrades. Cash and cash equivalents generally consist of funds held in demand deposit accounts, money market funds and time deposits. We do not acquire investments for trading or speculative purposes.
We may from time to time seek additional equity or debt financing. Any future equity or debt financing may be dilutive to our existing investors and may include debt service requirements and financial and other restrictive covenants that may constrain our operations and growth strategies. In the event that we seek additional financing, we may not be able to raise such financing on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued product innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.
We expect that our existing cash and cash equivalents, borrowings available under our credit facilities, and cash generated by operating activities will be sufficient to fund our operations for at least the next 12 months.
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
Under the 2025 Credit Agreement, 2025 Loans bear interest at a rate per annum equal to either, at the Borrowers’ option, Term Secured Overnight Financing Rate (“Term SOFR”) rate or a base rate, in each case plus an applicable margin based on the Total Leverage Ratio (as defined in the 2025 Credit Agreement) and ranges from 1.25% to 3.00% per annum with respect to Term SOFR borrowings and from 0.25% to 2.00% per annum with respect to base rate borrowings. In addition, we are required to pay a quarterly unused commitment fee at an initial rate of 0.25%, which may increase up to a rate of 0.35% based on certain Total Leverage Ratio levels specified in the 2025 Credit Agreement. In July 2026, we used a portion of the net proceeds from the issuance of the 2031 Notes (as defined below) to repay the $100.0 million then outstanding under the 2025 Credit Facility. As of August 28, 2026, no principal amount of the 2025 Credit Agreement was outstanding.
For additional details regarding the 2025 Credit Agreement, refer to “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Credit Agreement.”
Convertible Senior Notes
2031 Notes
On July 17, 2026, we issued $750.0 million aggregate principal amount of our 0.00% Convertible Senior Notes due 2031 (the “2031 Notes”) pursuant to, and governed by, an indenture (the “2031 Indenture”), dated July 17, 2026, between us and U.S. Bank Trust Company, National Association, as trustee. The 2031 Notes are general unsecured obligations, do not bear regular interest, and mature on August 1, 2031 (the “2031 Maturity Date”), unless earlier converted, redeemed or repurchased. Net proceeds from the offering were approximately $735.2 million, after deducting the initial purchasers’ discounts, offering expenses, commissions, and other third-party costs. Total cost of issuance amounted to $14.8 million. As of August 28, 2026, $750.0 million in aggregate principal amount of 2031 Notes were outstanding.
In July 2026, simultaneously with the issuance of the 2031 Notes, we entered into privately negotiated transactions with certain noteholders to exchange (i) $135.5 million in aggregate principal amount of our 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) for aggregate consideration consisting of approximately $135.5 million of cash, plus accrued and unpaid interest of $1.3 million, and 4.7 million shares of common stock; and (ii) $160.0 million in aggregate principal amount of our 2.00% Convertible Senior Notes due 2030 (the “2030 Notes”) for aggregate consideration consisting of approximately $160.0 million of cash, plus accrued and unpaid interest of $1.3 million, and 4.0 million shares of common stock. Pursuant to such transactions, we extended limited-time inducement offers that provided those noteholders with consideration, the fair value of which exceeded the value that would have been received under the original conversion terms of the 2029 Notes and 2030 Notes. The fair value of the total consideration transferred was determined based on the quoted market price of our common stock on the date the inducement offers were accepted and the contractual cash amounts paid.
The exchanges were accounted for as induced conversions of debt. The exchanged 2029 Notes’ and 2030 Notes’ carrying values were removed from the Balance Sheet upon settlement. We recognized an associated inducement expense equal to the fair value of the incremental consideration of approximately $6.1 million for the 2029 exchange and $27.2 million for the 2030 exchange, which was included in other non-operating (income) expense. The exchanges resulted in increases to common stock and additional paid-in capital of approximately $0.3 million and $27.6 million, respectively. After giving effect to the exchanges, the total principal amount of the 2029 Notes and 2030 Notes outstanding as of July 17, 2026 was $14.5 million and $40.0 million, respectively. The capped call transactions associated with the 2029 Notes and 2030 Notes were not unwound and remain outstanding following the exchange transactions.
2030 Notes

On August 6, 2024 and August 14, 2024, we issued $175.0 million and $25.0 million aggregate principal amount, respectively, of our 2030 Notes pursuant to, and governed by, an indenture (the “2030 Indenture”), dated August 6, 2024, between us and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes will mature on August 15, 2030, unless earlier converted, redeemed or repurchased. As of August 28, 2026, $40.0 million in aggregate principal amount of 2030 Notes were outstanding.

2029 Notes

In February 2023, we issued $150.0 million in aggregate principal amount of our 2029 Notes pursuant to an indenture (the “2029 Indenture”), dated as of January 23, 2023, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes will mature on February 1, 2029, unless earlier converted, redeemed or repurchased. As of August 28, 2026, $14.5 million in aggregate principal amount of 2029 Notes were outstanding.

2026 Notes

In February 2020, we issued $250.0 million in aggregate principal amount of 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) pursuant to an indenture (the “2026 Indenture”) between the Company and U.S. Bank Trust Company National Association, as trustee.

On January 18, 2023, we exchanged $150.0 million principal amount of 2026 Notes for $150.0 million principal amount of new 2029 Notes. On August 6, 2024, we repurchased $80.0 million aggregate principal amount of our 2026 Notes for $100.6 million cash (including payment for accrued interest) in privately-negotiated transactions. See “Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes – Repurchase of Convertible Senior Notes” in this Annual Report.
The 2026 Notes matured on February 15, 2026. Per the terms of the 2026 Indenture, the Company elected to settle the principal portion of the 2026 Notes in cash and the excess conversion value in shares of the Company’s common stock. At maturity, the outstanding principal amount of $20.0 million was paid in cash with no excess conversion value.

For additional details of the terms of our Convertible Senior Notes, refer to “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Debt – Convertible Senior Notes” in this Annual Report.
Capped Calls
In connection with our Convertible Senior Notes, we have entered into privately-negotiated capped call transactions, which are intended to reduce the effect of potential dilution upon conversion of our Convertible Senior Notes. The capped calls provide for our receipt of cash or shares, at our election, from counterparties if the trading price of our common stock is above the strike price on the expiration date. For additional information on our capped call transactions, refer to “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Equity – Capped Calls” in this Annual Report.
Divestiture of SMART Brazil
In November 2023, we completed the divestiture of SMART Brazil. In connection with the divestiture, we sold an 81% interest and retained a 19% interest in SMART Brazil. At the closing of the transaction, we received cash of $143.0 million, net of tax, from the sale. In addition, we received a deferred payment of $24.3 million (net of $4.2 million withholding tax) in May 2025. On March 30, 2026, we sold our retained interest, including our rights to the deferred cash adjustment, and received cash proceeds of $39.6 million, net of $6.5 million of withholding taxes. Refer to “PART II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Divestiture of SMART Brazil” and “– Cash and Investments – Non-marketable Equity Investments – Zilia Technologies.”
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
On June 27, 2025, in connection with the U.S. Domestication, Penguin Solutions Delaware executed and adopted a Certificate of Designation of Convertible Preferred Stock (the “CPS Delaware Certificate of Designation”) that sets forth the terms, rights and obligations of the Issued CPS, which principal attributes remain substantially the same as prior to the U.S. Domestication, with changes to give effect to requirements of Delaware law. The shares of Issued CPS are convertible into shares of common stock of Penguin Solutions at an initial conversion price of $32.81 per share of common stock, subject to adjustment upon the occurrence of certain events, have an initial liquidation preference of 1x and are only redeemable at our option, subject to certain conditions. The holder of Issued CPS may convert such holder’s Issued CPS into shares of common stock at any time, provided that the Issued CPS may, at our option, automatically be converted into shares of common stock on any date following the second anniversary of the closing upon certain conditions. The Issued CPS entitles the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option. Shares of Issued CPS are not redeemable upon or repurchased upon the election of the holders of Issued CPS. Refer to the CPS Delaware Certificate of Designation filed as Exhibit 3.3 hereto, and to the section entitled “Comparison of Rights of Cayman Islands Shareholders and Delaware Stockholders” contained in Penguin Solutions Cayman’s definitive proxy statement on Schedule 14A filed with the SEC on May 2, 2025.
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
Cash Flows

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Net cash provided by (used for) operating activities from continuing operations	$(151,914)	$113,183	$105,521
Net cash provided by (used for) investing activities from continuing operations	58,090	(3,377)	(11,804)
Net cash provided by (used for) financing activities from continuing operations	287,278	(63,464)	(209,495)
Net increase in cash and cash equivalents from discontinued operations	—	24,251	90,447
Effect of changes in currency exchange rates	—	—	(1,256)
Net increase in cash, cash equivalents and restricted cash	$193,454	$70,593	$(26,587)
Operating Activities: Cash flows from operating activities reflects net income, adjusted for certain non-cash items, including depreciation and amortization expense, stock-based compensation, impairment charges, gains and losses from investing or financing activities and from the effects of changes in operating assets and liabilities.
Net cash used for operating activities from continuing operations in 2026 was $151.9 million, comprised primarily of net income of $185.8 million, adjusted for non-cash items of $36.3 million. Operating cash flows were negatively affected by a $374.0 million net change in our operating assets and liabilities, primarily from the effects of an increase of $493.6 million of inventories primarily to support future demand and an increase of $488.4 million in accounts receivable primarily driven by increased Integrated Memory sales, partially offset by an increase of $607.0 million in accounts payable and accrued expenses and other liabilities primarily due to higher accounts payable related to the increase and timing of purchases from suppliers and an increase in deferred revenue from customer services.
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
Investing Activities: Net cash provided by investing activities from continuing operations in 2026 consisted primarily of proceeds from the disposition of equity investments of $71.8 million, partially offset by $11.6 million used for capital expenditures and deposits on equipment.
Net cash used for investing activities from continuing operations in 2025 consisted primarily of $9.0 million used for capital expenditures and deposits on equipment, partially offset by net maturities of marketable investment securities of $7.3 million.
Net cash used for investing activities from continuing operations in 2024 consisted primarily of $19.4 million used for capital expenditures and deposits on equipment and $11.0 million used for the purchases of marketable investment securities, partially offset by net maturities of marketable investment securities of $19.9 million.
Financing Activities: Net cash provided by financing activities from continuing operations in 2026 was $287.3 million, consisting primarily of net proceeds from the issuance of the 2031 Notes, net of issuance costs, of $735.2 million, $93.0 million in proceeds from restricted cash advances and $10.4 million in proceeds from the issuance of common stock from our equity plans, partially offset by $415.5 million in principal payments of debt and lines of credit, $49.1 million for the purchase of the 2031 Capped Calls, $74.4 million of payments to acquire common stock (including $55.7 million under our stock repurchase program), and $12.2 million cash paid for dividends to the holder of Issued CPS.
Net cash used for financing activities from continuing operations in 2025 was $63.5 million, consisting primarily of $300.0 million in principal repayment of debt, $52.3 million of payments to acquire common stock (including $41.2 million under our stock repurchase program), $7.9 million cash paid for dividends to the holder of Issued CPS, partially offset by $191.2 million of proceeds from the issuance of the Issued CPS, $100.0 million of proceeds from amounts drawn from the 2025 Credit Facility, and $8.8 million in proceeds from the issuance of common stock from our equity plans.
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

Revenue Recognition: We enter into contracts with customers that may include combinations of products and services, resulting in arrangements containing multiple performance obligations for hardware and software products and/or various services.
We assess relevant contractual terms in our customer contracts to determine the transaction price. We apply judgment in identifying contractual terms and determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. We include estimated variable consideration in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are reassessed each reporting period and recorded as an adjustment to revenue, as applicable.
We also consider the customers’ right of return in determining the transaction price, where applicable. If actual credits received by customers under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.
We allocate the transaction price for each customer contract to the performance obligation based on the relative stand-alone selling price (“SSP”). Determining the relative SSP for contracts that contain multiple performance obligations requires significant judgment. The best evidence of SSP is the observable price of a product or service when we sell the goods separately in similar circumstances and to similar customers. In instances where SSP is not directly observable, we apply judgment and determine SSP using information that may include market conditions and other observable inputs. For all performance obligations, we are able to establish the SSP by maximizing the use of observable inputs. We typically establish an SSP range for our products and services, which is reassessed on a periodic basis, or when facts and circumstances change. SSP for our products and services can evolve over time due to changes in our pricing practices, internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives for the related performance obligations, which can also be influenced by intense competition, changes in demand for our products and services, economic and other factors.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Based on our monetary assets and liabilities denominated in foreign currencies as of August 28, 2026 and August 29, 2025, we estimate that a 10% adverse change in exchange rates versus the U.S. dollar would result in losses recorded in non-operating expense of $4.0 million and $2.7 million, respectively, to revalue these assets and liabilities.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable-rate debt. As of August 28, 2026, we had no principal amounts outstanding under the 2025 Credit Agreement. In addition, the 2025 Credit Facility under the 2025 Credit Agreement provides for additional borrowings of up to $400.0 million for a total commitment of $400.0 million. Assuming that we would satisfy the financial covenants required to borrow and that the amounts available under the 2025 Credit Facility were fully drawn, a 1.0% increase in interest rates would result in an increase in annual interest expense and a decrease in our cash flows of $4.0 million per year.
As of August 28, 2026, we had cash and cash equivalents of $647.2 million. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions and in short-duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or decreases in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

Item 8. Financial Statements and Supplementary Data

Penguin Solutions, Inc.
Consolidated Balance Sheets
(In thousands, except par value amount)

As of	August 28, 2026	August 29, 2025
Assets
Cash and cash equivalents	$647,208	$453,754
Accounts receivable, net (including $683 and $— due from related party as of August 28, 2026 and August 29, 2025, respectively)	796,264	307,904
Inventories	748,785	255,182
Other current assets	56,249	47,387
Total current assets	2,248,506	1,064,227
Property and equipment, net	84,244	92,603
Operating lease right-of-use assets	54,237	58,847
Intangible assets, net	59,856	87,754
Goodwill	145,895	145,895
Deferred tax assets	173,389	99,107
Other noncurrent assets	12,007	68,767
Total assets	$2,778,134	$1,617,200

Liabilities, Temporary Equity and Stockholders' Equity
Accounts payable and accrued expenses	$890,476	$318,761
Current debt	53,418	19,945
Deferred revenue	123,283	73,893
Other current liabilities	128,770	61,300
Total current liabilities	1,195,947	473,899
Long-term debt	735,532	441,893
Noncurrent operating lease liabilities	57,896	62,736
Other noncurrent liabilities	48,863	30,445
Total liabilities	2,038,238	1,008,973

Commitments and contingencies

Temporary equity
Preferred stock, $0.03 par value; authorized 30,000 shares; 200 shares of convertible preferred stock issued and outstanding as of August 28, 2026 and August 29, 2025. Redemption amount of $200,400 and $200,500 as of August 28, 2026 and August 29, 2025	202,710	202,710

Penguin Solutions stockholders’ equity:
Common stock, $0.03 par value; authorized 200,000 shares; 73,827 shares issued and 60,171 shares outstanding as of August 28, 2026; 62,756 shares issued and 52,738 shares outstanding as of August 29, 2025	2,215	1,883
Additional paid-in capital	583,628	551,712
Retained earnings	215,191	46,709
Treasury stock, 13,656 shares and 10,018 shares held as of August 28, 2026 and August 29, 2025, respectively	(280,503)	(206,076)
Accumulated other comprehensive income	211	18
Total Penguin Solutions stockholders’ equity	520,742	394,246
Noncontrolling interest in subsidiary	16,444	11,271
Total stockholders' equity	537,186	405,517
Total liabilities, temporary equity and stockholders' equity	$2,778,134	$1,617,200
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Net sales:
Products (including net sales of $32,174, $31,819, and $— from related party for the years ended August 28, 2026, August 29, 2025 and August 30, 2024, respectively)	$1,480,932	$1,104,557	$925,827
Services (including net sales of $2,650, $531, and $— from related party for the years-ended August 28, 2026, August 29, 2025, and August 30, 2024, respectively)	250,536	264,237	244,969
Total net sales	1,731,468	1,368,794	1,170,796
Cost of sales:
Products	1,136,695	863,136	722,634
Services	115,848	111,384	107,386
Total cost of sales	1,252,543	974,520	830,020
Gross profit	478,925	394,274	340,776

Operating expenses:
Research and development	81,677	79,801	81,537
Selling, general and administrative	220,412	238,177	233,880
Impairment of goodwill	—	16,063	—
Other operating expense	11,240	2,098	7,064
Total operating expenses	313,329	336,139	322,481
Operating income	165,596	58,135	18,295

Non-operating (income) expense:
Interest expense, net	438	7,305	28,378
Other non-operating (income) expense	13,235	1,929	21,084
Total non-operating (income) expense	13,673	9,234	49,462
Income (loss) before taxes	151,923	48,901	(31,167)

Income tax (benefit) provision	(33,865)	20,066	10,618
Net income (loss) from continuing operations	185,788	28,835	(41,785)
Net loss from discontinued operations	—	—	(8,148)
Net income (loss)	185,788	28,835	(49,933)
Net income attributable to noncontrolling interest	5,173	3,444	2,539
Net income (loss) attributable to Penguin Solutions	$180,615	$25,391	$(52,472)

Preferred stock dividends	12,133	8,667	—
Income available for distribution	168,482	16,724	(52,472)
Income allocated to participating securities	17,394	1,263	—
Net income available to common stockholders	$151,088	$15,461	$(52,472)

Basic earnings (loss) per share of common stock:
Continuing operations	$2.85	$0.29	$(0.85)
Discontinued operations	—	—	(0.15)
	$2.85	$0.29	$(1.00)
Diluted earnings (loss) per share of common stock:
Continuing operations	$2.60	$0.28	$(0.85)
Discontinued operations	—	—	(0.15)
	$2.60	$0.28	$(1.00)
Common stock used in per share calculations:
Basic	52,952	53,154	52,428
Diluted	58,825	54,368	52,428
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Net income (loss)	$185,788	$28,835	$(49,933)

Other comprehensive income, net of tax:
Cumulative translation adjustment	—	—	(6,352)
Cumulative translation adjustment reclassified to net income (loss)	—	—	212,321
Pension and postretirement benefit adjustment	177	—	—
Gain on investments	16	8	5
Comprehensive income	185,981	28,843	156,041
Comprehensive income attributable to noncontrolling interest	5,173	3,444	2,539
Comprehensive income attributable to Penguin Solutions	$180,808	$25,399	$153,502
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common		Preferred
	Shares Issued	Amount	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Penguin Solutions Stockholders’ Equity	Non- controlling Interest in Subsidiary	Total Equity
As of August 25, 2023	57,542	1,726	—	—	476,703	82,457	(132,447)	(205,964)	222,475	6,758	229,233
Net income (loss)	—	—	—	—	—	(52,472)	—	—	(52,472)	2,539	(49,933)
Other comprehensive income (loss)	—	—	—	—	—	—	—	205,974	205,974	—	205,974
Stock issued under equity plans	2,684	81	—	—	9,728	—	—	—	9,809	—	9,809
Repurchase of shares	—	—	—	—	—	—	(21,309)	—	(21,309)	—	(21,309)
Purchase of 2030 Capped Calls	—	—	—	—	(16,300)	—	—	—	(16,300)	—	(16,300)
Stock-based compensation expense	—	—	—	—	43,204	—	—	—	43,204	—	43,204
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(1,470)	(1,470)
As of August 30, 2024	60,226	1,807	—	—	513,335	29,985	(153,756)	10	391,381	7,827	399,208
Net income	—	—	—	—	—	25,391	—	—	25,391	3,444	28,835
Other comprehensive income (loss)	—	—	—	—	—	—	—	8	8	—	8
Stock issued under equity plans	2,530	76	—	—	8,728	—	—	—	8,804	—	8,804
Repurchase of shares	—	—	—	—	—	—	(52,320)	—	(52,320)	—	(52,320)
Stock-based compensation expense	—	—	—	—	41,176	—	—	—	41,176	—	41,176
Issuance of preferred stock	—	—	200	6	191,177	—	—	—	191,183	—	191,183
Preferred stock dividends	—	—	—	—	—	(8,667)	—	—	(8,667)	—	(8,667)
Preferred stock reclassified to Temporary equity	—	—	(200)	(6)	(202,704)	—	—	—	(202,710)	—	(202,710)
As of August 29, 2025	62,756	1,883	—	—	551,712	46,709	(206,076)	18	394,246	11,271	405,517
Net income	—	—	—	—	—	180,615	—	—	180,615	5,173	185,788
Other comprehensive income (loss)	—	—	—	—	—	—	—	193	193	—	193
Stock issued under equity plans	2,348	70	—	—	10,288	—	—	—	10,358	—	10,358
Repurchase of shares	—	—	—	—	—	—	(74,427)	—	(74,427)	—	(74,427)
Issuance of common stock for convertible debt inducement	8,723	262	—	—	27,550	—	—	—	27,812	—	27,812
Purchase of 2031 Capped Calls, net of tax	—	—	—	—	(37,737)	—	—	—	(37,737)	—	(37,737)
Stock-based compensation expense	—	—	—	—	31,815	—	—	—	31,815	—	31,815
Preferred stock dividends	—	—	—	—	—	(12,133)	—	—	(12,133)	—	(12,133)
As of August 28, 2026	73,827	$2,215	—	$—	$583,628	$215,191	$(280,503)	$211	$520,742	$16,444	$537,186
The accompanying notes are an integral part of these consolidated financial statements.

Penguin Solutions, Inc.
Consolidated Statements of Cash Flows
(In thousands)

Year Ended	August 28, 2026	August 29, 2025	August 30, 2024
Cash flows from operating activities
Net income (loss)	$185,788	$28,835	$(49,933)
Net loss from discontinued operations	—	—	(8,148)
Net income (loss) from continuing operations	185,788	28,835	(41,785)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation expense and amortization of intangible assets	50,176	56,216	65,716
Amortization of debt issuance costs	2,728	3,493	3,724
Stock-based compensation expense	31,815	41,176	43,160
Loss on impairment of non-marketable equity investment	10,000	—	—
Impairment of goodwill	—	16,063	—
Loss on extinguishment of debt	—	2,908	22,763
Inducement expense related to the conversion of the 2029 and 2030 Notes	33,248	—	—
Gain on disposition of equity investment	(30,942)	—	—
Deferred income taxes, net	(62,660)	(14,112)	(11,042)
Other	1,969	(2,293)	(2,689)
Changes in operating assets and liabilities:
Accounts receivable (including related party balances of $683, $— , and $— as of August 28, 2026, August 29, 2025, and August 30, 2024, respectively)	(488,360)	(56,160)	(32,495)
Inventories	(493,603)	(101,610)	23,765
Other assets	964	7,653	9,098
Accounts payable and accrued expenses and other liabilities	606,963	131,014	54,306
Payment of acquisition-related contingent consideration	—	—	(29,000)
Net cash provided by (used for) operating activities from continuing operations	(151,914)	113,183	105,521
Net cash used for operating activities from discontinued operations	—	(4,099)	(28,336)
Net cash provided by (used for) operating activities	(151,914)	109,084	77,185

Cash flows from investing activities
Capital expenditures and deposits on equipment	(11,569)	(9,012)	(19,424)
Proceeds from sales and maturities of investment securities	—	66,361	39,395
Purchases of held-to-maturity investment securities	—	(59,066)	(19,503)
Purchases of non-marketable investments	—	—	(11,000)
Proceeds from disposition of equity investments	71,752	—	—
Other	(2,093)	(1,660)	(1,272)
Net cash provided by (used for) investing activities from continuing operations	58,090	(3,377)	(11,804)
Net cash provided by investing activities from discontinued operations	—	28,350	119,389
Net cash provided by (used for) investing activities	58,090	24,973	107,585

Cash flows from financing activities
Repayments of debt	(315,454)	(300,015)	(351,337)
Payments to acquire common stock	(74,427)	(52,320)	(21,309)
Payment of acquisition-related contingent consideration	—	—	(21,000)
Net cash paid for settlement and purchase of capped calls	(49,125)	—	(16,300)
Distribution to noncontrolling interest	—	—	(1,470)
Proceeds from debt, net of lender debt issuance costs	736,500	—	192,694
Payment of third-party debt issuance costs	(1,341)	—	—
Proceeds from issuance of common stock	10,358	8,804	9,809
Proceeds from restricted cash advances	93,000	—	—
Payment of preferred stock cash dividends	(12,233)	(7,860)	—
Repayments of borrowings under line of credit	(100,000)	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	191,182	—
Proceeds from borrowing under line of credit	—	100,000	—
Fees paid for revolving line of credit financing	—	(3,255)	—
Other	—	—	(582)
Net cash provided by (used for) financing activities from continuing operations	287,278	(63,464)	(209,495)
Net cash used for financing activities from discontinued operations	—	—	(606)
Net cash provided by (used for) financing activities	287,278	(63,464)	(210,101)

Effect of changes in currency exchange rates	—	—	(1,256)
Net increase in cash, cash equivalents and restricted cash	193,454	70,593	(26,587)
Cash, cash equivalents and restricted cash at beginning of period	454,070	383,477	410,064
Cash, cash equivalents and restricted cash at end of period	$647,524	$454,070	$383,477

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
Fiscal Year: Our fiscal year is the 52- or 53-week period ending on the last Friday in August. Fiscal years 2026, 2025 and 2024 contained 52, 52 and 53 weeks, respectively. All period references are to our fiscal periods unless otherwise indicated.
Financial information for our former subsidiaries in Brazil was included in our consolidated financial statements on a one-month lag because their fiscal years ended on July 31 of each year. In connection with the completion of the divestiture of an 81% interest in SMART Brazil, we ceased consolidating the operations of SMART Brazil in our financial statements as of the November 29, 2023 disposal date. As a result, financial information for the first quarter of 2024 included the four-month period for our SMART Brazil operations from August 1, 2023 to November 29, 2023.
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
Cash paid for interest, net of amounts capitalized, was $11.7 million, $26.2 million and $47.7 million for 2026, 2025 and 2024, respectively.
Derivative Instruments
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
Goodwill
We test goodwill for impairment in the fourth quarter of each year, or more frequently if indicators of an impairment exist, to determine whether it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying value. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events and factors affecting the fair value of a reporting unit. In

2025, we recorded aggregate goodwill impairment charges of $16.1 million associated with the Penguin Edge reporting unit. No impairment was recognized in 2024 and 2026. Other than these impairment charges, there has been no impairment of goodwill for any of our other reporting units. See “Intangible Assets and Goodwill.”
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
We recognize right-of-use assets and corresponding lease liabilities for leases with an initial term of more than 12 months and do not separate lease and non-lease components. Recognized leases are included in operating lease right-of-use assets and corresponding lease liabilities are included in other current liabilities or noncurrent operating lease liabilities. For operating leases of buildings, we account for non-lease components, such as common area maintenance, as a component of the lease and include the components in the initial measurement of our right-of-use assets and corresponding liabilities. Operating lease assets are amortized on a straight-line basis over the lease term.
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
Service Revenue: Our service revenue is derived from professional and managed services and supply chain services. Professional services include solution design, system installation, software automation and managed support services related to HPC and storage systems. Revenue from professional and managed services is recognized based on the nature of the service and terms of the agreements based on when transfer of control occurs. Design and system installations revenue is recognized upon completion of the services, whereas, managed support services and extended warranties revenue is recognized over-time as the services are provided. Supply chain services includes procurement, logistics, inventory management, temporary warehousing, kitting and packaging. While we take title to inventory under such arrangements, control of such inventory does not transfer to us as we do not, at any point, have the ability to direct the use, and thereby obtain the benefits, of the inventory. Revenue from supply chain services is recognized on a net basis as the service is provided to the customer. Revenue for these services is typically recognized at the point in time when the underlying goods are shipped to the customer.
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
Contract Costs
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
Divestiture of SMART Brazil
Overview of Transaction
On November 29, 2023, we completed the divestiture of SMART Brazil, subsequently renamed Zilia Technologies, pursuant to the terms of that certain Stock Purchase Agreement (the “Brazil Purchase Agreement”), by and

among SMART Modular Technologies (LX) S.à r.l. (our wholly owned subsidiary, the “Brazil Seller”), Lexar Europe B.V. (the “Brazil Purchaser”), Shenzhen Longsys Electronics Co., Ltd. (“Longsys”), solely with respect to certain provisions therein, Shanghai Intelligent Memory Semiconductor Co., Ltd., and, solely with respect to certain provisions therein, Penguin Solutions.
Pursuant to the Brazil Purchase Agreement, we sold to Brazil Purchaser 81% of our right, title and interest in and to the outstanding quotas of SMART Brazil, with us retaining a 19% interest in SMART Brazil (the “Retained Interest”) (the “Brazil Divestiture”).
At the closing of the Brazil Divestiture, Brazil Purchaser paid to Brazil Seller (based on a total enterprise value of $204.6 million for SMART Brazil) an upfront cash purchase price, subject to certain customary adjustments as set forth in the Brazil Purchase Agreement. In addition, pursuant to the Brazil Purchase Agreement, Brazil Seller was provided a right to receive, and Brazil Purchaser was obligated to pay, (i) a deferred payment due 18 months following the closing and (ii) subject to and at the time of exercise of the Put/Call Option (as defined below), an additional deferred cash adjustment equal to 19% of the amount of SMART Brazil’s net cash as of the closing (as calculated pursuant to the Brazil Purchase Agreement).
Total consideration for the 81% interest in SMART Brazil amounted to $194.1 million, which included cash at closing of $164.9 million, a deferred payment with fair value of $25.4 million, and a deferred cash adjustment with a fair value of $3.7 million. The Brazil Purchase Agreement provided us with a right to receive from Brazil Purchaser (i) a deferred payment due 18 months following the closing and (ii) subject to and at the time of exercise of the Put/Call Option (as defined below), an additional deferred cash adjustment equal to 19% of the amount of SMART Brazil’s net cash as of the closing (as calculated pursuant to the Brazil Purchase Agreement).

The deferred payment, comprised of a notional amount of $28.4 million discounted at 7.5%, was received in May 2025 and is included in other current assets in the accompanying consolidated balance sheets for fiscal 2025. The fair value of the deferred cash adjustment, comprised of a notional amount of $4.8 million discounted at 7.5%, is equal to 19% of SMART Brazil’s net cash as of the closing. The deferred cash adjustment, which is accounted for as a derivative financial instrument, is due at the time of exercise of the Put/Call Option (as defined below) and is included in other noncurrent assets in the accompanying consolidated balance sheet for fiscal 2025.
Put/Call Option: Pursuant to the Brazil Purchase Agreement, at the closing, SMART Brazil, Brazil Seller, Brazil Purchaser and Longsys entered into a Quotaholders Agreement, which provided Brazil Seller with a put option to sell the Retained Interest in SMART Brazil to Brazil Purchaser (the “Put Option”) during three exercise windows following SMART Brazil’s fiscal years ending December 31, 2026, December 31, 2027 or December 31, 2028 (the “Exercise Windows”), with such Exercise Windows beginning on June 15, 2027 and ending on July 15, 2027, beginning on June 15, 2028 and ending on July 15, 2028 and beginning on June 15, 2029 and ending on July 15, 2029, respectively. A call option had also been granted to Brazil Purchaser to require Brazil Seller to sell the Retained Interest to Brazil Purchaser during the Exercise Windows (together with the Put Option, the “Put/Call Option”). The price for the Put/Call Option was based on a 100% enterprise value of 7.5x net income for SMART Brazil for the preceding fiscal year at the time of exercise. On March 30, 2026, we sold our remaining 19% interest in SMART Brazil pursuant to a Stock Transfer Agreement dated December 29, 2025, completing our divestiture of the business.

Refer to “Cash and Investments – Non-marketable Equity Investments – Zilia Technologies” for additional details.
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
Assets and liabilities of SMART Brazil as of the November 29, 2023 disposal date were as follows:

As of	November 29, 2023
Cash and cash equivalents	$40,927
Accounts receivable, net	16,482
Inventories	26,103
Other current assets	17,800
Total current assets	101,312
Property and equipment, net	66,870
Operating lease right-of-use assets	6,912
Goodwill	19,856
Other noncurrent assets	27,490
Total assets	222,440
Impairment of SMART Brazil assets	(153,036)
Total assets, net of impairment	69,404

Accounts payable and accrued expenses	20,576
Current debt	3,872
Other current liabilities	1,023
Total current liabilities	25,471
Long-term debt	11,938
Noncurrent operating lease liabilities	5,686
Noncurrent deferred tax liabilities	28,564
Other noncurrent liabilities	93
Total liabilities	71,752

Net liabilities of discontinued operations	$(2,348)

The following table presents the results of operations for SMART Brazil:

Year ended	August 30, 2024
Net sales	$55,159
Cost of sales	50,560
Gross profit	4,599

Operating expenses:
Research and development	157
Selling, general and administrative	5,421
Other operating (income) expense	64
Total operating expenses	5,642
Operating loss	(1,043)

Non-operating expense:
Loss from divestiture of 81% interest in SMART Brazil	10,888
Interest income, net	(1,262)
Other non-operating expense	138
Total non-operating expense	9,764
Loss before taxes	(10,807)
Income tax benefit	2,659
Net loss from discontinued operations	$(8,148)
Loss from Divestiture of SMART Brazil
The following table presents the calculation of the loss from the divestiture of an 81% interest in SMART Brazil:

Proceeds, less costs to sell and other expenses:
Consideration	$194,092
Costs to sell and other expenses	(4,150)
189,942

Basis in 81% interest in SMART Brazil:
Net assets of SMART Brazil	145,194
Cumulative translation adjustment (1)	212,397
357,591

Gain on revalue of 19% Retained Interest in SMART Brazil (2)	3,725
Pre-tax loss on divestiture of 81% interest in SMART Brazil	163,924
Income tax provision	26,580
Loss on divestiture of 81% interest in SMART Brazil	$190,504
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
Recently Adopted Accounting Standards
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers, which refines the scope of the guidance on derivatives in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and clarifies the guidance on share-based payments from a customer in ASC 606, Revenue from Contracts with Customers. We adopted this standard at the beginning of the second quarter of fiscal 2026 on a prospective basis. ASU 2025-07 clarified the rules surrounding the scope exception under ASC 815. Upon adoption, we applied this guidance to a transaction involving our non-marketable equity investment in Celestial AI. Specifically, the right to receive contingent consideration in this transaction met the definition of a derivative and was evaluated in accordance with ASC 815. The adoption of this standard did not result in the recognition of any amounts in our consolidated financial statements presented. For further details regarding this transaction and the related contingent consideration, refer to footnote section below “Cash and Investments – Non-Marketable Equity Investments – Celestial AI.”
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether a settlement of convertible debt at terms that differ from the instrument’s existing conversion terms should be accounted for as an induced conversion rather than as an extinguishment of debt, including the assessment of the form and amount of consideration provided under an inducement offer and the application of the guidance to instruments that are not currently convertible. We adopted the amendments in ASU 2024-04 in the current period and therefore, in accordance with the transition provisions, our financial statements reflect the amendments as of the beginning of fiscal 2026 and are applied prospectively. As such, we applied the amended guidance to the partial exchanges of the 2029 Notes and 2030 Notes completed during fiscal 2026, which were accounted for as induced conversions and resulted in the recognition of approximately $33.2 million of inducement expense. Refer to footnote section below “Debt – Convertible Senior Notes – Repurchase of Convertible Senior Notes.”
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. The Company adopted the new standard on a prospective basis for annual reporting periods starting in 2026. See “Income Taxes.”
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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures, though we do not expect there to be a material impact.
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

Cash and Investments
As of August 28, 2026 and August 29, 2025, cash, cash equivalents, and restricted cash were as follows:

As of	August 28, 2026	August 29, 2025
Cash	$619,396	$426,870
Level 1:
Money market funds	27,812	26,884
	647,208	453,754
Restricted cash (1)	316	316
	$647,524	$454,070
(1) As of August 28, 2026 and August 29, 2025, restricted cash is included in other noncurrent assets on our consolidated balance sheet and represent funds held in connection with a surety bond.
Non-marketable Equity Investments
As of August 28, 2026, non-marketable equity investments had no carrying value. As of August 29, 2025, other noncurrent assets included $53.0 million of non-marketable equity investments. The non-marketable equity investments are accounted for under the measurement alternative at cost less impairment, if any, in accordance with ASC 321, Investments – Equity Securities. In the event an observable price change occurs in an orderly transaction for an identical or a similar investment, the carrying value of investments would be remeasured to fair value as of the date the observable transaction occurred, with any resulting gains or losses recorded in the Consolidated Statements of Operations.
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
Under the terms of the merger agreement, the Company is eligible to receive additional consideration contingent upon Celestial AI achieving specific revenue-based milestones. The first milestone will be achieved if Celestial AI reaches cumulative revenue of at least $500.0 million by the end of Marvell’s fiscal year 2029. Additional amounts will become receivable if cumulative revenue exceeds $500.0 million with the full earnout due if Celestial’s cumulative revenue exceeds $2 billion by the end of Marvell’s fiscal 2029. Any consideration earned will be received through the issuance of a variable number of shares of Marvell common stock, the quantity of which is determined based on the achievement of cumulative revenue milestones.
The right to receive this contingent consideration has been evaluated under ASC 815, Derivatives and Hedging. While the arrangement meets the definition of a derivative instrument, it qualifies for the scope exception under ASC 815-10-15-59, because the dominant underlying is determined to be the cumulative revenue milestone targets. Accordingly, the arrangement is not accounted for as a derivative instrument. We elected, as an accounting policy, to recognize the contingent consideration portion of the arrangement when the consideration is determined to be realizable. Under this policy, no asset has been recognized as of August 28, 2026 for the milestone-based contingent consideration. We will recognize contingent consideration as income in the period in which achievement of the applicable milestone becomes probable and the amount is reasonably estimable (i.e., when realizable).
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
Pursuant to the Stock Transfer Agreement, the Company sold its equity interest in Zilia Technologies including rights to a deferred cash adjustment to the Buyer for a gross cash purchase price of $46.1 million (the “Transaction”). The Company’s equity investment in Zilia Technologies was accounted for under the measurement alternative in accordance with ASC 321, Investments – Equity Securities, and had a carrying value of $37.8 million. The deferred cash adjustment resulting from the divestiture of an 81% interest in Zilia Technologies Indústria e Comércio de Componentes Eletrônicos Ltda. (formerly SMART Modular Technologies do Brasil - Indústria e Comércio de Componentes Ltda.) had a carrying value of $4.3 million. On March 30, 2026, the Transaction closed and cash proceeds of $39.6 million, net of withholding taxes of $6.5 million, were received. The Transaction resulted in a gain on the sale of $4.0 million and was reported under other non-operating (income) expense within the Consolidated Statements of Operations.
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
Accounts Receivable
In the third quarter of 2024, we entered into a trade accounts receivable sale program with a third-party financial institution to sell certain of our trade accounts receivable on a non-recourse basis pursuant to a factoring arrangement. This program allows us to sell certain of our trade accounts receivables up to $60.0 million. Through August 28, 2026, there have been no trade accounts receivables sold under this program.
Inventories

As of	August 28, 2026	August 29, 2025
Raw materials	$366,003	$92,393
Work in process	30,745	32,002
Finished goods	352,037	130,787
	$748,785	$255,182
As of August 28, 2026 and August 29, 2025, 11% and 21%, respectively, of total inventories were owned and held under our logistics services program.
Property and Equipment

As of	August 28, 2026	August 29, 2025
Equipment	$89,670	$90,160
Buildings and building improvements	70,525	69,245
Furniture, fixtures and software	46,964	46,784
Land	14,983	14,983
	222,142	221,172
Accumulated depreciation	(137,898)	(128,569)
	$84,244	$92,603
For the years ended August 28, 2026 and August 29, 2025, depreciation expense for property and equipment was $19.8 million and $20.6 million, respectively.

Intangible Assets and Goodwill

	August 28, 2026		August 29, 2025
As of	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Technology	$146,918	$(107,915)	$144,445	$(83,375)
Customer relationships	33,000	(17,759)	33,000	(13,602)
Trademarks/trade names	15,791	(10,179)	15,786	(8,500)
	$195,709	$(135,853)	$193,231	$(105,477)
In 2026 and 2025, we capitalized $2.5 million and $1.9 million, respectively, for intangible assets, with weighted-average useful lives of 18.4 years and 18.6 years, respectively. Amortization expense for intangible assets was $30.4 million, $35.6 million and $40.0 million in 2026, 2025 and 2024, respectively. Amortization expense is expected to be $29.8 million for 2027, $10.1 million for 2028, $6.2 million for 2029, $5.5 million for 2030, $2.0 million for 2031 and $6.1 million for 2032 and thereafter.

Goodwill by segment	Advanced Computing	Integrated Memory	Total
Balance as of August 30, 2024
Gross	166,330	14,720	181,050
Accumulated impairment losses	(19,092)	—	(19,092)
Carrying value	147,238	14,720	161,958
Impairment losses during the year-ended August 29, 2025	$(16,063)	$—	$(16,063)
Balance as of August 29, 2025
Gross	166,330	14,720	181,050
Accumulated impairment losses	(35,155)	—	(35,155)
Carrying value	$131,175	$14,720	$145,895
Balance as of August 28, 2026
Gross	166,330	14,720	181,050
Accumulated impairment losses	(35,155)	—	(35,155)
Carrying value	131,175	14,720	145,895
During the second quarter of 2023, we initiated a plan within our Advanced Computing segment to wind down manufacturing and discontinue the sale of products offered through our Penguin Edge business, which we completed in the fourth quarter of 2026. In each quarter of 2025, to assess the fair value of the Penguin Edge business and reporting unit for the purpose of goodwill impairment, we utilized a discounted cash flow model using assumptions for how a market participant would value the business based on expected future cash flows through the expected completion of the wind down. We used this valuation approach because there were no comparable transactions in the marketplace of a similar business being sold while in the process of winding down. Further, since the Penguin Edge business has no expansion or product initiatives, those expected future cash flows incorporated expected revenues, the costs associated with fulfilling customer contracts, and the costs associated with winding down the Penguin Edge business. In determining the fair value of the Penguin Edge business, it was our expectation that the business would continue to be profitable and generate positive free cash flow through the wind down of the business. We calculated the expected remaining cash flows based on existing contracts, future expected orders based on historical order volumes, and future expected orders identified through customer engagements for last-time buy planning, which were expected to fully consume all inventory on hand. Net estimated discounted cash flows were calculated by taking the total proceeds expected from sales, minus cash outflows for costs associated with fulfilling customer contracts, operating expenses, collection of receivables recognized as of August 29, 2025, and costs associated with the wind down of the Penguin Edge business. We assumed no capital expenditures because we are no longer investing in the business.

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
Accounts Payable and Accrued Expenses

As of	August 28, 2026	August 29, 2025
Accounts payable (1)	$816,920	$267,498
Salaries, wages and benefits	48,443	34,169
Income and other taxes	21,975	15,304
Other	3,138	1,790
	$890,476	$318,761
(1)Included accounts payable for property and equipment of $1.6 million and $1.7 million as of August 28, 2026 and August 29, 2025, respectively.
Debt

As of	August 28, 2026	August 29, 2025
2031 Notes	$735,532	$—
2030 Notes	39,013	193,906
2029 Notes	14,405	147,987
2026 Notes	—	19,945
2025 Loans	—	100,000
	788,950	461,838
Less current debt	(53,418)	(19,945)
Long-term debt	$735,532	$441,893
Credit Agreement
On February 7, 2022, Penguin Solutions Cayman and Penguin Solutions Corporation (formerly known as SMART Modular Technologies, Inc.) (collectively, the “Borrowers”) entered into a credit agreement (the “2022 Original Credit Agreement”) with a syndicate of banks and Citizens Bank, N.A., as administrative agent (the “Administrative Agent”) that provided for (i) a term loan credit facility (the “2022 TLA”) and (ii) a revolving credit facility (the “2022 Revolver”), in each case, maturing on February 7, 2027.
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
Simultaneously with amending the 2022 Original Credit Agreement, the Borrowers applied a portion of the proceeds of the Incremental Term Loans to (i) finance a portion of the purchase price for the acquisition of Stratus

Technologies and (ii) prepay in full the $101.8 million outstanding under an unsecured promissory note payable to Cree. In connection with our prepayment of such note, we recognized a gain of $0.8 million in the first quarter of 2023, which was included in other non-operating (income) expense in the accompanying consolidated statements of operations.
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
Other: In July 2026, we used a portion of the net proceeds from the issuance of the 2031 Notes (as defined below) to repay the $100.0 million principal amount then outstanding under the 2025 Loans. As of August 28, 2026, there was no balance outstanding under the 2025 Loans, no letters of credit had been issued, and unamortized issuance costs were $2.9 million. Of the $400.0 million of total commitments under the 2025 Credit Facility, $1.3 million was reserved for potential issuances of letters of credit, resulting in $398.7 million available for general-purpose borrowings. As of August 29, 2025, there was $100.0 million outstanding under the 2025 Loans and unamortized issuance costs were $3.6 million.
Convertible Senior Notes
Repurchase of Convertible Senior Notes

In July 2026, simultaneously with the issuance of the 2031 Notes, we entered into privately negotiated transactions with certain noteholders to exchange (i) $135.5 million in aggregate principal amount of our 2.00% Convertible Senior Notes due 2029 (the “2029 Notes”) for aggregate consideration consisting of approximately $135.5 million of cash, plus accrued and unpaid interest of $1.3 million, and 4.7 million shares of common stock; and (ii) $160.0 million in aggregate principal amount of our 2.00% Convertible Senior Notes due 2030 (the “2030 Notes”) for aggregate consideration consisting of approximately $160.0 million of cash, plus accrued and unpaid interest of $1.3 million, and 4.0 million shares of common stock. Pursuant to such transactions, we extended limited-time inducement offers that provided those noteholders with consideration, the fair value of which exceeded the value that would have been received under the original conversion terms of the 2029 and 2030 Notes. The fair value of the total consideration transferred was determined based on the quoted market price of our common stock on the date the inducement offers were accepted and the contractual cash amounts paid.

In accordance with ASC 470, the exchanges were accounted for as induced conversions of debt. The exchanged 2029 and 2030 Notes’ carrying values were removed from the Balance Sheet upon settlement. We recognized an associated inducement expense equal to the fair value of the incremental consideration transferred in excess of the consideration issuable pursuant to the original conversion terms of the 2029 and 2030 Notes equal to consideration of approximately $6.1 million associated with the 2029 exchange and $27.2 million for the 2030 exchange, which was included in other non-operating (income) expense. The exchanges resulted in increases to common stock and additional paid-in capital of approximately $0.3 million and $27.6 million, respectively. After giving effect to the exchanges, the total principal amount of the 2029 and 2030 Notes outstanding as of July 17, 2026, was $14.5 million and $40.0 million, respectively. The capped call transactions associated with the 2029 and 2030 Notes were not unwound and remain outstanding following the exchange transactions.
On August 6, 2024, we repurchased $80.0 million aggregate principal amount of our 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) for $100.6 million cash (including payment for accrued interest). The repurchase was accounted for as debt extinguishment in accordance with the provisions of ASC 470-50-40-6, as it included the exchange of debt instruments with substantially different terms. Accordingly, we recognized a loss in the fourth quarter of 2024, included in other non-operating expense, of $20.4 million, consisting of $19.7 million premium paid to extinguish the 2026 Notes and $0.7 million for the write-off of unamortized issuance costs.
2031 Notes
On July 17, 2026, we issued $750.0 million aggregate principal amount of our 0.00% Convertible Senior Notes due 2031 (the “2031 Notes”) pursuant to, and governed by, an indenture (the “2031 Indenture”), dated July 17, 2026, between us and U.S. Bank Trust Company, National Association, as trustee. The 2031 Notes are general unsecured obligations, do not bear regular interest, and mature on August 1, 2031 (the “2031 Maturity Date”), unless earlier converted, redeemed or repurchased. Net proceeds from the offering were approximately $735.2 million, after deducting the initial purchasers’ discounts, offering expenses, commissions and other third-party costs. Total cost of issuance amounted to $14.8 million.

The initial conversion rate of the 2031 Notes is 8.5690 shares of common stock per $1,000 principal amount of the 2031 Notes, which represents an initial conversion price of approximately $116.70 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 2031 Indenture. Upon conversion, we will settle conversions by paying or delivering cash in an amount at least equal to the principal portion, and have the option to settle any amount in excess of the principal portion in cash, shares of common stock, or any combination thereof.
Conversion Rights: Holders of the 2031 Notes may convert them under the following circumstances:
i.during any fiscal quarter commencing after the fiscal quarter ended on August 28, 2026 (and only during such fiscal quarter) if the last reported sale price per share of common stock exceeds 130% of the conversion price for at least 20 trading days, whether or not consecutive, in the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter;
ii.during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “2031 Notes Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of the 2031 Notes Measurement Period was less than 98% of the product of the last reported sale price per share of common stock on such trading day and the conversion rate on such trading day;
iii.upon the occurrence of certain corporate events or distributions on our common stock, as provided in the 2031 Indenture;
iv.if we call the 2031 Notes for redemption; and
v.on or after May 1, 2031 until the close of business on the second scheduled trading day immediately before the 2031 Maturity Date.

Cash Redemption at Our Option: We have the right to redeem the 2031 Notes, in whole or in part, at our option at any time, and from time to time, on or after August 6, 2029 and on or before the 31st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid special and additional interest, if any, provided that (1) the notes are “freely tradable” and all accrued and unpaid additional interest, if any, to, but excluding, the redemption date, has been paid in full as of the first interest payment date occurring on or before the date we send such redemption notice, and (2) the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the redemption notice date; and (ii) the trading day immediately before the date we send such notice.
Capped Call Transactions: Concurrently with the pricing of the 2031 Notes, we entered into capped call transactions with certain financial institutions at a cost of approximately $49.1 million. The capped call transactions are expected generally to reduce the potential dilution to holders of our common stock upon any conversion of the 2031 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2031 Notes, subject to a cap initially equal to $175.05 per share. The capped call options are classified as equity instruments and their cost was recorded as a reduction to additional paid-in capital.
2030 Notes
On August 6, 2024 and August 14, 2024, we issued $175.0 million and $25.0 million aggregate principal amount, respectively, of our 2030 Notes pursuant to, and governed by, an indenture (as supplemented, the “2030 Indenture”), dated August 6, 2024, between us and U.S. Bank Trust Company, National Association, as trustee.
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
2026 Notes
In February 2020, we issued $250.0 million in aggregate principal amount of 2026 Notes. The 2026 Notes were general unsecured obligations, bore interest at an annual rate of 2.25% per year, payable semi-annually on February 15 and August 15, and matured on February 15, 2026 (the “2026 Maturity Date”). The 2026 Notes were governed by an indenture (as supplemented, the “2026 Indenture” and, together with the 2030 Indenture and the 2029 Indenture, the “Indentures”) between us and U.S. Bank Trust Company National Association, as trustee. After the effect of the share dividend paid in the second quarter of 2022, the conversion rate of the 2026 Notes was 49.2504 shares of common stock per $1,000 principal amount of notes, which represented a conversion price of approximately $20.30 per share of common stock. The conversion rate was subject to adjustment upon the occurrence of certain specified events as set forth in the 2026 Indenture. On January 18, 2023, we exchanged $150.0 million principal amount of 2026 Notes for $150.0 million principal amount of new 2029 Notes. On August 6, 2024, we repurchased $80.0 million aggregate principal amount of our 2026 Notes for $100.6 million cash (including payment for accrued interest) in privately-negotiated transactions. As of August 29, 2025, $20.0 million in aggregate principal amount of 2026 Notes were outstanding.
The 2026 Notes matured on February 15, 2026. Per the terms of the 2026 Indenture, the Company elected to settle the principal portion of the 2026 Notes in cash and the excess conversion value in shares of the Company’s common stock. At maturity, the outstanding principal amount of $20.0 million was paid in cash with no excess conversion value.
As of August 29, 2025, we had capped call transactions associated with the 2026 Notes, with a notional amount of $100.0 million. Concurrently with the expiration of the 2026 Notes, the associated capped call transactions were settled pursuant to their terms and, as a result, the Company received approximately 13,000 shares of its common stock, which have been recorded as treasury stock.
First Supplemental Indenture to Indenture Governing the 2026 Notes: On August 26, 2022, Penguin Solutions entered into the First Supplemental Indenture (the “2026 First Supplemental Indenture”) to the 2026 Indenture governing the 2026 Notes. The 2026 First Supplemental Indenture became effective on August 27, 2022. Pursuant to the 2026 First Supplemental Indenture, Penguin Solutions irrevocably elected (i) to eliminate Penguin Solutions’ option to elect Physical Settlement (as defined in the 2026 Indenture) on any conversion of the 2026 Notes that occurs on or after the date of the 2026 First Supplemental Indenture and (ii) with respect to any Combination Settlement (as defined in the 2026 Indenture) for a conversion of the 2026 Notes, the Specified Dollar Amount (as defined in the 2026 Indenture) that will be settled in cash per $1,000 principal amount of the 2026 Notes shall be no lower than $1,000. As a result of our election, upon maturity, we paid cash in an amount at least equal to the principal portion.
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
Classification
The closing price of our common stock exceeded 130% of the conversion price for our 2029 Notes and 2030 Notes for at least 20 trading days (whether or not consecutive) in the 30 consecutive trading days ended on August 28, 2026. As a result, the 2029 Notes and 2030 Notes are convertible by holders through November 27, 2026. Because the holders possess the unilateral right to demand conversion during the fiscal quarter ending November 27, 2026 and we are required to settle the principal amount of any converted notes in cash, the entire carrying value of the 2029 Notes and 2030 Notes are reflected as current debt on our Consolidated Balance Sheet as of August 28, 2026.
Upon receiving a notice of conversion, we are required to pay the principal amount in cash and have the option to settle any amount in excess of the principal amount in cash, shares of our common stock, or a combination thereof. If we elect to settle any part of the excess in cash, the settlement obligation becomes a derivative debt liability subject to mark-to-market accounting treatment based on the volume-weighted-average price of our common stock over a period of 40 consecutive trading days, beginning on, and including, the second trading day immediately after the Conversion Date (as defined in the applicable Indenture) (the “Observation Period”). During the Observation Period, the derivative liability is remeasured to fair value at each reporting period and upon final settlement, with any subsequent changes in fair value recognized as a gain or loss in our Consolidated Statement of Operations.
Ranking

Our convertible notes are senior, unsecured obligations of the Company and are equal in right of payment with our existing and future senior, unsecured indebtedness, senior in right of payment to our existing and future indebtedness that is expressly subordinated to the respective notes and effectively subordinated to our existing and future senior, secured indebtedness, to the extent of the value of the collateral securing that indebtedness. Our convertible notes are structurally subordinated to all other existing and future indebtedness and other liabilities, including trade payables and (to the extent the Company is not a holder thereof) preferred equity, if any, of our subsidiaries, in each case to the extent the Company does not guarantee such indebtedness.
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

In connection with the U.S. Domestication and the associated “Ordinary Share Change Event” under each Indenture, the 2025 Supplemental Indentures entered into as described in the foregoing paragraph provide that (i) the convertible senior notes governed by the Indentures will, in each case, be fully and unconditionally guaranteed by Penguin Solutions Delaware and (ii) Penguin Solutions Cayman will satisfy its conversion obligations under such convertible senior notes by paying or delivering, as applicable and in accordance with the terms of the Indentures, either (x) solely cash or (y) a combination of cash and common stock of Penguin Solutions Delaware, together, if applicable, with cash in lieu of fractional shares of common stock. Pursuant to the terms of the 2025 Supplemental Indentures, Penguin Solutions Delaware agreed to deliver such common stock when issuable under the applicable Indentures.

Convertible Senior Note Interest
Unamortized debt issuance costs are amortized over the terms of our 2026 Notes, 2029 Notes, 2030 Notes, and 2031 Notes using the effective interest method. As of August 29, 2025, the effective interest rate for our 2026 Notes was 2.83%. As of August 28, 2026 and August 29, 2025, the effective interest rate for our 2029 Notes was 2.40%. As of August 28, 2026 and August 29, 2025, the effective interest rate for our 2030 Notes was 2.65%. As of August 28, 2026, the effective interest rate for our 2031 Notes was 0.40%. Aggregate interest expense for our convertible notes consisted of contractual stated interest and amortization of issuance costs and included the following:

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Contractual stated interest	$6,509	$7,430	$5,470
Amortization of debt issuance costs	1,938	1,788	1,167
	$8,447	$9,218	$6,637
Maturities of Debt
As of August 28, 2026, maturities of debt were as follows:

2029	$14,545
2030	40,000
2031	750,000
Less unamortized debt issuance costs	(15,595)
$788,950

Leases
We have operating leases through which we utilize facilities, offices and equipment in our manufacturing operations, research and development activities and selling, general and administrative functions. Sublease income was not significant in any period presented. The components of operating lease expense were as follows:

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Fixed lease cost	$11,185	$11,486	$12,894
Variable lease cost	2,232	2,433	1,834
Short-term lease cost	1,610	1,903	2,086
	$15,027	$15,822	$16,814
Cash flows used for operating activities included payments for operating leases of $5.9 million, $8.0 million and $9.0 million in 2026, 2025 and 2024, respectively. Acquisitions of right-of-use assets were $1.6 million, $10.5 million and $2.3 million in 2026, 2025 and 2024, respectively.
As of August 28, 2026 and August 29, 2025, the weighted-average remaining lease term for our operating leases was 9.0 years and 9.0 years, respectively, and the weighted-average discount rate was 6.1% and 6.1% respectively. Certain of our operating leases include one or more options to extend the lease term for periods from 2 years to 5 years. In determining the present value of our operating lease liabilities, we have assumed we will not extend any lease terms.
As of August 28, 2026, minimum payments of lease liabilities were as follows:

2027	$10,054
2028	10,192
2029	9,989
2030	9,854
2031	8,414
2032 and thereafter	35,563
84,066
Less imputed interest	(19,827)
Present value of total lease liabilities	$64,239
Commitments and Contingencies
Commitments
As of August 28, 2026, we had commitments of $93.0 million for purchase obligations, a substantial majority of which will be due within one year. Purchase obligations include payments for the acquisition of inventories, property and equipment and other goods or services of either a fixed or minimum quantity.
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

Dividends
The shares of Issued CPS entitle the holder to receive dividends of six percent per annum, cumulative, and payable quarterly in-kind or in cash at our option, subject to certain conditions, including a stock issuance limitation. In 2026, we declared $12.1 million of preferred dividends, with $12.2 million paid in cash in 2026, and accrued $0.4 million of preferred dividends as of August 28, 2026. In 2025, we declared $8.7 million of preferred dividends, with $7.9 million paid in cash in 2025, and accrued $0.5 million of preferred dividends as of August 29, 2025.

Liquidation Preference
In case of a Liquidation Trigger Event (as defined in the CPS Delaware Certificate of Designation), each holder of Issued CPS will be entitled to receive, in preference to holders of common stock, the greater of (i) the original issue price plus accrued but unpaid dividends (whether or not declared) to the date of the applicable Liquidation Trigger Event to the extent such accrued but unpaid dividends are not compounded dividends as of such time and (ii) the amount such holder of Issued CPS would receive had such holder, immediately prior to such Liquidation Trigger Event, converted the shares of Issued CPS into shares of common stock. The liquidation preference associated with the Issued CPS was $1,000 per share at August 28, 2026.

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

Equity
Penguin Solutions Stockholders’ Equity
Common Stock Repurchase Authorization
On each of April 4, 2022 and January 8, 2024, our Board of Directors approved $75.0 million stock repurchase authorizations (the “2022 Authorization” and “2024 Authorization”, respectively), under which we may repurchase our outstanding common stock from time to time through open market repurchases, privately-negotiated transactions or otherwise. On October 6, 2025, the Audit Committee of the Board of Directors approved an additional $75.0 million stock repurchase authorization (the “2025 Authorization” or the “Current Authorization”). The Current Authorization, which consists solely of amounts approved pursuant to the 2025 Authorization as all amounts under the 2022 Authorization and 2024 Authorization have been utilized, has no expiration date but may be suspended or terminated by the Board of Directors at any time. In 2026, 2025 and 2024, we repurchased 2.9 million, 2.5 million and 0.9 million shares, respectively, for $55.7 million, $41.2 million and $13.9 million, respectively, under the 2022, 2024, and 2025 Authorizations. As of August 28, 2026, an aggregate of $55.8 million remained available for the repurchase of our common stock under the Current Authorization. Certain of our agreements, including the 2025 Credit Agreement and the CPS Delaware Certificate of Designation, contain restrictions that limit our ability to repurchase our common stock.
Other Stock Repurchases
Common stock withheld as payment of withholding taxes and exercise prices in connection with the vesting or exercise of equity awards are treated as common stock repurchases. In 2026, 2025 and 2024, we repurchased 696 thousand, 597 thousand and 377 thousand shares of common stock as payment of withholding taxes for $18.7 million, $11.1 million and $7.4 million, respectively.
Capped Calls
In connection with our convertible notes, we have entered into privately-negotiated capped call transactions, which are intended to reduce the effect of potential dilution upon conversion of our convertible notes. The capped calls associated with the 2029 Notes, 2030 Notes, and 2031 Notes provide for our receipt of cash or shares, at our election, from counterparties if the trading price of our common stock is above the strike price on the expiration date. The capped calls are subject to anti-dilution adjustments substantially similar to those applicable to the corresponding convertible notes. The cost of capped calls, which are considered capital transactions, were recognized as decreases to additional paid-in capital.
Capped calls are separate transactions, each between the Company and the counterparties to the various capped calls, and are not part of the terms of any of the convertible notes and do not affect any holder’s rights under the convertible notes or related indentures. Holders of any of the convertible notes do not have any rights with respect to any of the capped calls.
As of August 28, 2026, the dollar value of cash or common stock that we would receive from our outstanding capped calls upon their expiration dates range from $0, if the trading price of our common stock is at or below the strike prices for each of the capped calls at expiration, to $500.3 million, if the trading price of our common stock is at or above the cap prices for each of the capped calls. Settlement of a capped call prior to its expiration date may be for an amount different than the value at expiration. The following table presents information related to outstanding capped calls as of August 28, 2026:

	Expiration Date	Strike Price	Cap Price	Shares	Maximum Value at Expiration
2029 Capped Calls	February 1, 2029	$21.2288	$29.1375	7,066	$55,883
2030 Capped Calls	August 15, 2030	$28.0085	$37.7038	7,141	69,231
2031 Capped Calls	August 1, 2031	$116.6997	$175.0500	6,430	375,178
				20,637	$500,292

Other Comprehensive Income
Changes in accumulated other comprehensive income by component for 2026 were as follows:

	Pension Liability Adjustment	Gains on Investments	Total
As of August 29, 2025	$—	$18	$18

Other comprehensive income before reclassifications	177	16	193
Other comprehensive income	177	16	193
As of August 28, 2026	$177	$34	$211
In connection with our divestiture of an 81% interest in SMART Brazil, we reclassified $212.4 million of cumulative translation adjustment related to SMART Brazil from accumulated other comprehensive income to results of operations in the first quarter of 2024. See “Divestiture of SMART Brazil.”
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
Fair Value Measurements

	August 28, 2026		August 29, 2025
As of	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets:
Derivative financial instruments	$—	$—	$4,223	$4,223

Liabilities:
2031 Notes	$655,850	$735,532	$—	$—
2030 Notes	79,329	39,013	224,048	193,906
2029 Notes	34,644	14,405	197,363	147,987
2026 Notes	—	—	25,713	19,945
The deferred cash adjustment resulting from the divestiture of an 81% interest in SMART Brazil is accounted for as a derivative financial instrument and is revalued at the end of each reporting period. The asset’s fair value, as of August 29, 2025, as measured on a recurring basis, was based on Level 2 measurements, including market-based observable inputs of interest rates and credit-risk spreads.
The fair values of our convertible notes, as measured on a non-recurring basis, were determined based on Level 2 measurements, including the trading prices of the notes.
During fiscal 2026, we received $93.0 million in cash advances from a customer pursuant to an arrangement to fund specified component purchases under the customer’s pre-existing supply chain program. Under the terms of the arrangement, we are required to repay the full amount by the first week of December 2026. As of August 28, 2026, all funds received had been disbursed in accordance with the provisions of the arrangement, and our repayment obligation is included in other current liabilities in the accompanying Consolidated Balance Sheet. The carrying amount of the obligation approximates its fair value due to its short-term nature.
Equity Plans
Our Amended and Restated 2017 Stock Incentive Plan (the “2017 Plan”) provides for the issuance of equity awards to our employees, directors and consultants. Such awards include both incentive and non-qualified options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance-based awards, such as performance-based restricted stock awards (“PRSAs”) and performance-based restricted stock units (“PSUs”). As of August 28, 2026, 6.1 million shares of our common stock were available for issuance under the 2017 Plan.
Our Amended and Restated 2021 Inducement Plan (the “Inducement Plan”) provides for the issuance of equity awards to provide inducements for certain individuals to enter into employment with us within the meaning of Rule 5635(c)(4) of the Nasdaq Marketplace Rules, and to motivate such persons to contribute to, and to enable them to share in, any long-term growth and financial success we may experience. Such awards include options, stock appreciation rights, RSAs, RSUs and performance-based awards such as PRSAs and PSUs. As of August 28, 2026, 1.1 million shares of our common stock were available for issuance under the Inducement Plan.
Our Amended and Restated 2018 Employee Stock Purchase Plan (“ESPP”) has been offered to substantially all employees since April 2018 and generally permits eligible employees to purchase our common stock through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. As of August 28, 2026, 2.1 million shares of our common stock were available for issuance under the ESPP.
Options and RSUs generally vest over a period of four years, and options generally have a ten-year term.
The disclosures related to our restricted awards, stock options and employee stock purchase plan include both our continuing and discontinued operations.
Restricted Stock Awards and Restricted Stock Units Awards (“Restricted Awards”)

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding as of August 29, 2025	3,780	$21.59	$91,208
Granted	2,665	$26.15
Vested	(1,632)	$20.26
Forfeited and cancelled	(1,142)	$27.26
Outstanding as of August 28, 2026	3,671	$23.73	$181,763
Restricted Award activity was as follows:

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Restricted awards granted	2,665	2,137	2,085
Weighted-average grant date fair value per share	$26.15	$18.85	$22.96
Aggregate vesting date fair value of shares vested	$47,577	$33,911	$36,286
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
As of August 28, 2026, total unrecognized compensation costs for unvested Restricted Awards was $72.2 million, which was expected to be recognized over a weighted-average period of 2.5 years.
Stock Options
As of August 28, 2026, there were 0.3 million stock options outstanding, which are generally exercisable in increments of either one-fourth or one-third per year beginning one year from the date of grant. Stock options generally expire seven to ten years from the date of grant. The total intrinsic value for options exercised was $3.2 million, $2.3 million and $2.6 million in 2026, 2025 and 2024, respectively.

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of August 29, 2025	522	$13.74	1.89	$5,426
Granted	—	$—
Exercised	(266)	$11.98
Forfeited and cancelled	—	$—
Outstanding as of August 28, 2026	256	$15.55	1.96	$8,711

Exercisable as of August 28, 2026	256	$15.55	1.96	$8,711
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
As of August 28, 2026, there were no unrecognized compensation costs for unvested options.
Employee Stock Purchase Plan
The purchase price of shares under our ESPP is equal to 85% of the lower of the fair market value of our common stock on either the first or last day of each offering period, which is generally six months. Compensation expense is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes option valuation model and is recognized over the offering period. Under the ESPP, employees purchased 0.5 million shares of common stock for $7.2 million in 2026, 0.5 million shares for $6.8 million in 2025 and 0.6 million shares for $6.8 million in 2024.
Stock-Based Compensation Expense
Stock-based compensation expense for our continuing operations was as follows:

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Stock-based compensation expense by caption:
Cost of sales	$5,782	$6,136	$7,113
Research and development	6,333	6,300	7,120
Selling, general and administrative	19,700	28,740	28,927
	$31,815	$41,176	$43,160

Income tax benefits for stock-based awards were $5.3 million, $5.9 million and $6.6 million in 2026, 2025 and 2024, respectively.
Employee Savings and Retirement Plan
We have a 401(k) retirement plan under which U.S. employees may make contributions, subject to Internal Revenue Service annual contribution limits, to various savings alternatives, none of which include direct investment in the Company’s common stock. We may make matching contributions, which vest immediately, at our discretion. Contribution expense for our 401(k) plan was $4.8 million, $4.7 million and $3.9 million in 2026, 2025 and 2024, respectively.
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

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Cost of materials and services invoiced in connection with logistics services	$2,340,461	$893,715	$518,685
Customer Contract Balances

As of	August 28, 2026	August 29, 2025
Contract assets (1)	$2,015	$1,929

Contract liabilities: (2)
Deferred revenue	$157,224	$89,943
Customer advances	12,508	21,525
	$169,732	$111,468
(1)Contract assets are included in other current and noncurrent assets.
(2)Contract liabilities are included in other current and noncurrent liabilities based on the timing of when our customers are expected to take control of the asset or receive the benefit of the service.
Contract assets represent amounts recognized as revenue for which we do not have the unconditional right to consideration.
Deferred revenue represents amounts received from customers in advance of satisfying performance obligations. As of August 28, 2026, we expect to recognize revenue of $123.3 million of the balance of $157.2 million in the next 12 months and the remaining amount thereafter. In 2026, we recognized revenue of $73.9 million from satisfying performance obligations related to amounts included in deferred revenue as of August 29, 2025. In addition, as of August 28, 2026, other current liabilities included $9.1 million that is not included in the above remaining performance obligations. While this liability relates to amounts received from customers in connection with arrangements that are cancellable at the customer’s discretion, we have not had to refund any such amounts to our customers in the periods presented.

Customer advances represent amounts received from customers for advance payments to secure product. In 2026, we recognized revenue of $21.2 million from satisfying performance obligations related to amounts included in customer advances as of August 29, 2025.
As of August 28, 2026 and August 29, 2025, other current liabilities included $13.7 million and $17.7 million, respectively, for estimates of consideration payable to customers, including estimates for pricing adjustments and returns.
Other Operating Expense
In recent periods, we executed plans that included the elimination of certain projects across our businesses, which resulted in workforce reductions. In connection therewith, we recorded restructuring charges of $11.2 million, $2.1 million and $7.1 million in 2026, 2025, and 2024, respectively, consisting primarily of employee severance costs and other benefits, reflected in Other Operating Expense in the Consolidated Statements of Operations. These charges were primarily concentrated in the period management defined, committed, and communicated the plan, and therefore, they were accrued and recorded in the respective period announced. We anticipate there will be additional restructuring activities in future quarters, for which we will record additional charges.
The following table summarizes the liabilities directly attributable to us that were recognized under the plans discussed above:

As of August 30, 2024	$849
Additions	2,098
Cash payments	(1,884)
As of August 29, 2025	1,063
Additions	11,239
Cash payments	(9,451)
As of August 28, 2026	$2,851
The $0.8 million balance as of August 30, 2024 was fully settled in the year ended August 29, 2025. The $1.1 million balance as of August 29, 2025 was fully settled in the year ended August 28, 2026. The unpaid balance as of August 28, 2026 is expected to be fully paid in 2027.

Other Non-operating (Income) Expense

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Inducement expense associated with the 2029 and 2030 Notes	$33,248	$—	$—
Loss on extinguishment or prepayment of debt	—	2,908	22,763
Loss (gain) on disposition of assets	181	76	179
Gain on disposition of equity securities	(30,942)	—	—
Loss on non-marketable equity investments	10,000	—	—
Other	748	(1,055)	(1,858)
	$13,235	$1,929	$21,084

Income Taxes
Income (loss) before provision for income taxes consisted of the following:

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Income (loss) before income taxes:
U.S.	$38,736	$39,438	$38,246
Foreign	113,187	9,463	(69,413)
	$151,923	$48,901	$(31,167)
Income tax provision (benefit) consisted of the following:

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Income tax provision (benefit):
Current:
Federal	$(39)	$17,444	$10,930
State	863	4,000	1,821
Foreign	27,620	12,768	9,253
	28,444	34,212	22,004
Deferred:
Federal	(61,755)	(12,227)	(6,815)
State	(1,014)	(1,099)	540
Foreign	460	(820)	(5,111)
	(62,309)	(14,146)	(11,386)
Income tax provision (benefit)	$(33,865)	$20,066	$10,618
ASU 2023-09 was adopted on a prospective basis for the year ended August 28, 2026, accordingly the following table has been included which discloses the amount of income taxes paid (net of refunds) disaggregated by jurisdiction:

Year ended	August 28, 2026
Federal	$1,650
State and local	1,948
Foreign
Malaysia	13,455
Luxembourg	$7,219
Hong Kong	1,883
All other foreign	$2,660
$28,815
Income taxes paid totaled $34.5 million and $13.1 million for the years ended August 29, 2025 and August 30, 2024, respectively.

The Company adopted ASU 2023-09 on a prospective basis for the year ended August 28, 2026. Accordingly, the following table presents a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate. See “Recently Adopted Accounting Standards” for additional information regarding the adoption of ASU 2023-09.

Year ended	August 28, 2026
US federal statutory tax rate	$31,904	21.0%
State income tax, net of federal benefit (1)	(389)	(0.3)%
Domestic federal tax effects:
Effects of cross-border tax laws:
Global Intangible Low-Taxed Income (GILTI)	3,860	2.5%
US tax on foreign branches	(8,711)	(5.7)%
Other effects of cross-border tax laws	(400)	(0.3)%
Tax credits	(1,511)	(1.0)%
Non-deductible expenses (non-taxable income)	313	0.2%
Changes in valuation allowances	(63,868)	(42.0)%
Other adjustments	(43)	—%
Foreign tax effects
Brazil
Withholding tax	6,528	4.3%
Cayman Islands
Statutory tax rate difference	8,712	5.7%
Luxembourg
Gain/(Loss) on Investments	(7,310)	(4.8)%
Changes in valuation allowances	6,231	4.1%
Other	70	—%
Malaysia
Statutory tax rate difference	3,775	2.5%
Tax incentives	(17,475)	(11.5)%
Global minimum tax	3,391	2.2%
Other	617	0.5%
Other Foreign Jurisdictions	919	0.6%
Worldwide changes in unrecognized tax benefits	(478)	(0.3)%
Effective Tax Rate	$(33,865)	(22.3)%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include Arizona, California, Pennsylvania and Wisconsin for fiscal year 2026.

As previously disclosed for the years ended August 29, 2025, and August 30, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

Year ended	August 29, 2025		August 30, 2024
Statutory tax rate	$10,269	21.0%	$(6,545)	21.0%
Foreign income taxes at different rates	6,665	13.6%	15,870	(50.9)%
State income tax, net of federal benefit	1,903	3.9%	2,278	(7.3)%
Tax on uncertain tax positions	313	0.6%	(3,825)	12.3%
Stock-based compensation	135	0.3%	(100)	0.3%
Change in valuation allowance	69,669	142.5%	1,111	(3.6)%
Non-deductible expenses (non-taxable income)	2,177	4.5%	1,053	(3.4)%
Foreign withholding tax	2,429	5.0%	4,548	(14.6)%
Tax credits	(1,814)	(3.7)%	(3,337)	10.7%
Effect of cross-border tax laws	1,409	2.9%	—	—%
U.S. Domestication	(75,126)	(153.6)%	—	—%
Return to Provision	2,283	4.7%	—	—%
Other	(246)	(0.7)%	(435)	1.4%
Effective tax rate	$20,066	41.0%	$10,618	(34.1)%
The Company’s effective income tax rate fluctuates from year to year due to changes in the geographic mix of earnings among jurisdictions with different tax rates, as well as the impact of discrete tax items and other events, including changes in tax laws, business development activities and changes in the realizability of deferred tax assets. The Company’s effective income tax rate for fiscal year 2026 differed from the U.S. federal income tax rate primarily due to the impact of foreign operations in jurisdictions with tax rates lower than the U.S. federal tax rate, U.S. tax credits and incentives, tax effects associated with the U.S. Domestication, and the release of a valuation allowance.

During fiscal year 2026, we completed a legal entity restructuring to support the rebranding and alignment of our operations under Penguin Solutions. As a result of the restructuring, certain limitations under our prior legal entity structure that restricted our ability to utilize tax attributes were attenuated. Accordingly, based on our legal entity structure and expectations of future taxable income, the Company released a $68.7 million valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes as well as carryforwards. Deferred tax assets and liabilities consisted of the following:

As of	August 28, 2026	August 29, 2025
Deferred tax assets:
Accruals and allowances	$19,766	$16,868
Deferred revenue	518	371
Stock-based compensation	1,765	2,028
Research and other tax credit carryforwards	6,778	4,479
Capitalized research and development	21,839	29,584
Operating lease liabilities	14,573	15,823
Tax amortizable goodwill	12,062	13,370
Interest carryforward	90,003	91,125
Intangible assets	12,210	11,704
Original Issue Discount and Debt Issuance Costs	11,153	—
Unrealized Capital Loss	2,534	—
Loss carryforwards	15,475	10,690
Gross deferred tax assets	208,676	196,042
Valuation allowance	(14,315)	(73,443)
Net deferred tax assets	194,361	122,599

Deferred tax liabilities:
Operating right-of-use assets	12,293	13,531
Property and equipment	8,146	9,346
Other liabilities	1,079	922
Gross deferred tax liabilities	21,518	23,799
Net deferred tax assets	$172,843	$98,800

Reported as:
Deferred tax assets	$173,389	$99,107
Deferred tax liabilities (included in other noncurrent liabilities)	(546)	(307)
Net deferred tax assets	$172,843	$98,800
We assess positive and negative evidence for each jurisdiction to determine whether it is more likely than not existing deferred tax assets will be realized. In 2026, we released $68.7 million of valuation allowance previously recorded against tax attributes. We continue to maintain valuation allowances against certain acquired state and foreign tax attributes due to expected limitations on utilization. We will continue to monitor the need for a valuation allowance against our remaining deferred tax assets.
As of August 28, 2026, we had U.S. federal and state net operating loss carryforwards of $19.5 million and $36.6 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2035. State net operating loss carryforwards of $36.4 million will begin to expire in 2031, while the remaining state net operating loss carryforwards do not expire. In addition, we had U.S. federal and state research and development credit carryforwards of $10.4 million and $4.7 million, respectively, and $1.9 million of foreign tax credit carryforwards. If not utilized, the federal research and development tax credits will begin to expire in 2032 and foreign tax credits will begin to expire in 2033. If not utilized, $2.2 million of state credits will begin to expire in 2030, while $2.5 million of state credits do not expire. In addition, we had Section 163(j) interest expense carryforwards of $97.9 million from the acquisition of Stratus Technologies as well as $318.5 million within the U.S. consolidated group, both of which do not expire. We have net operating loss carryforwards in Hong Kong of $25.6 million and Ireland of $10.2 million which do not expire. Net operating loss carryforwards in Luxembourg of $26.6 million will begin to expire in 2043.
Federal and state tax attributes can be subject to an annual limitation under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and state tax laws. Further, under Section 382 of the

Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain “5-percent shareholders” (including groups of shareholders) that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our net operating loss, tax credit, and Section 163(j) interest expense carryforwards are subject to limitations per Sections 382 and 383 of the Code. We have experienced ownership changes in the past, and we may experience ownership changes in the future as a result of future transactions in our common stock, some changes of which may be outside of our control. As a result, our ability to use our pre-change net operating loss, tax credit, and Section 163(j) interest expense carryforwards to offset post-change U.S. federal and state taxable income may be subject to additional limitations.
Activity related to our deferred tax valuation allowance was as follows:

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Balance at beginning of period	$73,443	$3,774	$2,663
Charged (credited) to operations	(59,128)	69,669	1,111
Balance at end of period	$14,315	$73,443	$3,774
We intend to indefinitely reinvest certain foreign earnings while maintaining flexibility to repatriate excess cash where needed to manage debt balances. Provisions have been made for deferred income taxes on undistributed earnings of foreign subsidiaries to the extent that dividend payments are expected to result in additional tax liability, primarily related to foreign withholding taxes, which are not individually or cumulatively significant.
Below is a reconciliation of our unrecognized tax benefits:

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Beginning unrecognized tax benefits	$21,041	$21,428	$25,603
Increases related to prior year tax provisions	1,047	—	129
Increases related to current year tax provisions	518	495	1,099
Decreases related to prior year tax provisions	(944)	(602)	(5,348)
Lapse of statute of limitation	(759)	(280)	(55)
Ending unrecognized tax benefits	$20,903	$21,041	$21,428
As of August 28, 2026 and August 29, 2025, the total amount of unrecognized tax benefits that would affect our effective tax rate, if recognized, was $18.1 million and $18.3 million, respectively. Amounts accrued for interest and penalties related to uncertain tax positions were not material for any period presented. The resolution of tax audits or expiration of statute of limitations could also reduce our unrecognized tax benefits.
We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states and various foreign jurisdictions throughout the world. We regularly engage in discussions and negotiations with tax authorities regarding tax matters, including transfer pricing, and we continue to defend any and all such claims presented. Our U.S. federal and state tax returns remain open to examination for 2007 through 2025. In addition, tax returns that remain open to examination in non-U.S. subsidiaries, including Malaysia, Luxembourg, Ireland, United Kingdom, Hong Kong and China, vary by country. We believe that adequate amounts of taxes and related interest and penalties have been provided, and any adjustments as a result of examinations are not expected to materially adversely affect our business, results of operations and financial condition.
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
The following table summarizes the computation of basic and diluted EPS under the two-class or if-converted method in applicable periods, as well as the anti-dilutive shares excluded:

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Net income (loss) from continuing operations	$180,615	$25,391	$(44,324)
Net loss from discontinued operations	—	—	(8,148)
Net income (loss) attributable to Penguin Solutions – Basic and Diluted	$180,615	$25,391	$(52,472)
Less: Preferred stock dividends	12,133	8,667	—
Income available for distribution	168,482	16,724	(52,472)
Income allocated to participating securities	17,394	1,263	—
Net income (loss) available to common stockholders	$151,088	$15,461	$(52,472)

Weighted-average shares outstanding – Basic	52,952	53,154	52,428
Dilutive effect of equity plans and Convertible Senior Notes	5,873	1,214	—
Weighted-average shares outstanding – Diluted	58,825	54,368	52,428

Earnings (loss) per common share:
Basic	$2.85	$0.29	$(0.85)
Discontinued operations	—	—	(0.15)
	$2.85	$0.29	$(1.00)

Method used:	Two-Class	Two-Class
Diluted earnings (loss) per common share:
Continuing operations	$2.60	$0.28	$(0.85)
Discontinued operations	—	—	(0.15)
	$2.60	$0.28	$(1.00)

Unweighted anti-dilutive shares:
Equity plans	288	945	5,184
Preferred stock	6,096	6,096	—
	6,384	7,041	5,184
Upon any conversion of our convertible notes, we will be required to pay cash in an amount at least equal to the principal portion. We will settle any amount in excess of principal with respect to conversions of the 2026 Notes in common stock, and we have the option to settle in cash and/or common stock for the 2029 Notes, 2030 Notes, and 2031 Notes. As a result, only the amounts expected to be settled in excess of the principal portion are considered in calculating diluted earnings per share under the if-converted method.
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
We have the following three business units, which are our reportable segments:
•Advanced Computing: Our Advanced Computing segment delivers AI infrastructure solutions that help customers design, build, deploy, and manage next-generation AI data centers. Through our Full-Stack AI Factory Platform, we combine advanced compute systems, differentiated infrastructure software, and end-to-end services with industry-leading partner technologies. We also offer high-availability and fault-tolerant computing solutions under our Stratus brand for customers requiring continuous availability and reliable operations in data center and edge environments.
•Integrated Memory: Our Integrated Memory segment designs, develops, and delivers advanced memory and storage solutions that address performance, capacity, and reliability requirements across AI infrastructure, high-performance computing, networking, and enterprise applications. Our portfolio includes specialty memory and storage products sold under our SMART Modular Technologies brand, including DRAM modules, solid-state and flash storage solutions, and CXL-based memory expansion technologies. The segment also provides SMART Supply Chain Services, offering customized supply chain planning and execution solutions that help customers improve operational efficiency, reduce costs, and increase productivity.
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

August 28, 2026
	Advanced Computing	Integrated Memory	Optimized LED	Total
Net sales:	$558,789	$924,001	$248,678	$1,731,468

Less:
Costs of goods sold	392,605	666,936	164,065	1,223,606
Operating expense	127,877	72,123	66,900	266,900
Segment operating income:	$38,307	$184,942	$17,713	$240,962

Reconciliation of income before taxes
Stock-based compensation expense				(31,815)
Amortization of acquisition-related intangibles				(29,469)
Cost of sales-related restructuring				483
Diligence, acquisition and integration expense				(1,916)
Restructuring charges				(11,240)
Other				(1,409)
Total unallocated				(75,366)
Total non-operating expense				(13,673)
Income before taxes				$151,923

August 29, 2025
	Advanced Computing	Integrated Memory	Optimized LED	Total
Net sales:	$648,417	$464,249	$256,128	$1,368,794

Less:
Costs of goods sold	404,032	362,612	177,550	944,194
Operating expense	129,376	57,998	69,574	256,948
Segment operating income:	$115,009	$43,639	$9,004	$167,652

Reconciliation of income before taxes
Stock-based compensation expense				(41,176)
Amortization of acquisition-related intangibles				(34,838)
Cost of sales-related restructuring				(746)
Diligence, acquisition and integration expense				(1,829)
Redomiciliation costs				(10,038)
Impairment of goodwill				(16,063)
Restructuring charges				(2,098)
Other				(2,729)
Total unallocated				(109,517)
Total non-operating expense				(9,234)
Income before taxes				$48,901

August 30, 2024
	Advanced Computing	Integrated Memory	Optimized LED	Total
Net sales:	$554,552	$356,426	$259,818	$1,170,796

Less:
Costs of goods sold	324,152	283,821	188,838	796,811
Operating expense	135,109	50,192	68,427	253,728
Segment operating income:	$95,291	$22,413	$2,553	$120,257

Reconciliation of loss before taxes
Stock-based compensation expense				(43,160)
Amortization of acquisition-related intangibles				(39,272)
Cost of sales-related restructuring				(2,136)
Diligence, acquisition and integration expense				(8,772)
Redomiciliation costs				(470)
Restructuring charges				(7,064)
Other				(1,088)
Total unallocated				(101,962)
Total non-operating expense				(49,462)
Loss before taxes				$(31,167)

Depreciation included in segment operating income was as follows:

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
Advanced Computing	$7,053	$7,946	$9,495
Integrated Memory	4,405	4,053	3,873
Optimized LED	8,342	8,580	12,352
	$19,800	$20,579	$25,720
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

On May 26, 2025, we entered into an agreement with SKT, a related party, under which we anticipate providing solutions to support SKT’s future AI data center infrastructure initiatives. SKT, through Astra AI Infra, a special purpose vehicle formed by SKT, holds more than 10% of the voting interest of the Company. Additionally, Min Yong Ha, an executive of SKT, is a member of our Board of Directors. For the years ended August 28, 2026 and August 29, 2025, we recognized revenue of $34.8 million and $32.4 million, respectively, on the fulfillment of AI hardware solutions, installation services, and managed services. This included $18.3 million in cash deposits recorded as a contract liability at the beginning of 2026. As of August 28, 2026, and August 29, 2025, we had an outstanding balance under accounts receivable associated with related parties of $0.7 million and $— million, respectively.
Concentrations
Our concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Our revenues and related accounts receivable reflect a concentration of activity with certain customers. We generally do not require collateral or other security to support accounts receivable. We perform periodic credit evaluations of our customers to minimize collection risk on accounts receivable and maintain allowances for potentially uncollectible accounts.
A significant portion of our net sales is concentrated with a select number of customers. Sales to our ten largest customers were 56%, 66% and 58% of total net sales in each of 2026, 2025 and 2024, respectively. In 2026, net sales to an Integrated Memory customer were approximately $346.1 million or 20.0% of total net sales. In 2025, net sales to a different Integrated Memory customer were approximately $192.5 million or 14.1% of total net sales. Net sales to an Advanced Computing customer were approximately $249.6 million and $215.0 million in 2025 and 2024, respectively, representing 18.2% and 18.4% of total net sales. No other customers accounted for more than 10% of our total net sales in 2026, 2025 and 2024.
As of August 28, 2026, one Integrated Memory customer accounted for more than 10% of accounts receivable.
We rely on a limited number of suppliers for a significant portion of our raw materials. Purchases from our two largest suppliers were $1.3 billion, $0.6 billion and $0.4 billion in each of 2026, 2025 and 2024, respectively. As of August 28, 2026 and August 29, 2025, accounts payable and accrued expenses included $236.5 million and $77.4 million, respectively, for amounts owed to our two largest suppliers in each of 2026 and 2025.

Geographic Information
Net sales by geographic area, based on customer ship-to location, were as follows:

Year ended	August 28, 2026	August 29, 2025	August 30, 2024
United States	$759,448	$776,506	$672,751
China	301,662	186,848	190,654
Europe	102,488	96,999	114,298
Mexico	264,948	147,298	27,301
Other	302,922	161,143	165,792
	$1,731,468	$1,368,794	$1,170,796
Long-lived assets, including property and equipment and right-of-use assets, by geographic area were as follows:

As of	August 28, 2026	August 29, 2025
United States	$95,932	$107,380
China	29,796	33,180
Malaysia	9,811	8,655
Other	2,942	2,235
	$138,481	$151,450
Quarterly Financial Data (Unaudited)
The table below sets forth selected quarterly financial data from our continuing operations:

	Q4-26	Q3-26	Q2-26	Q1-26	Q4 FY25	Q3 FY25	Q2 FY25	Q1 FY25
Net sales	$566,685	$478,713	$342,999	$343,071	$337,922	$324,251	$365,519	$341,102
Gross profit	155,900	133,214	93,702	96,109	96,731	95,083	104,648	97,812
Operating income	69,462	50,863	25,689	19,582	12,448	9,843	18,488	17,356
Net income attributable to Penguin Solutions	93,204	44,689	37,452	5,270	9,431	2,661	8,082	5,217

Preferred stock dividends	3,034	3,033	3,033	3,033	3,034	3,033	2,600	—
Income available for distribution	90,170	41,656	34,419	2,237	6,397	(372)	5,482	5,217
Income allocated to participating securities	8,903	4,448	3,594	231	666	—	482	—
Net income available to common stockholders	81,267	37,208	30,825	2,006	5,731	(372)	5,000	5,217

Earnings (loss) per share:
Basic	$1.46	$0.73	$0.59	$0.04	$0.11	$(0.01)	$0.09	$0.10
Diluted	$1.29	$0.68	$0.58	$0.04	$0.11	$(0.01)	$0.09	$0.10
Shares used in per share calculations:
Basic	55,645	50,998	52,283	52,900	52,553	53,130	53,454	53,482
Diluted	64,040	55,063	53,186	54,991	54,371	53,738	54,384	54,312

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Penguin Solutions, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Penguin Solutions, Inc. and subsidiaries (the “Company”) as of August 28, 2026 and August 29, 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended August 28, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 28, 2026 and August 29, 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 28, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 20, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company had $1.73 billion of revenue for the year ended August 28, 2026, of which $558.8 million related to the Advanced Computing segment.
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
–We tested the effectiveness of internal controls related to revenue for the Advanced Computing segment including those related to the identification of the performance obligations and the timing of recognition of revenue as performance obligations were satisfied.
–We evaluated management’s significant accounting policies related to revenue recognition for compliance with generally accepted accounting principles.
–We selected a sample of contract documents for customers in the Advanced Computing segment and performed the following procedures:
•Obtained and read the arrangement with the customer for each selection, including the contract, amendments, purchase order, and other documents (together the “contractual documents”) to identify performance obligations that were part of the arrangement, each as applicable.
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
October 20, 2026
We have served as the Company’s auditor since 2014.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of August 28, 2026 to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of August 28, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The effectiveness of our internal control over financial reporting as of August 28, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal year 2026, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Penguin Solutions, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Penguin Solutions, Inc. and subsidiaries (the “Company”) as of August 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended August 28, 2026, of the Company and our report dated October 20, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 20, 2026

Item 9B. Other Information
On July 30, 2026, Tony Frey, our Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement (the "Frey 10b5-1 Plan") that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Frey 10b5-1 Plan provides for the sale of up to one-half of the net shares of common stock that may be acquired by Mr. Frey upon the future vesting of up to 28,613 restricted stock units (net of shares of common stock surrendered to Penguin Solutions to satisfy tax withholding obligations in connection with vesting), each at market price, commencing on October 29, 2026 and continuing until all shares are sold or until July 30, 2027, whichever occurs first.
During the fiscal quarter ended August 28, 2026, no other officers or directors of Penguin Solutions adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to our 2026 Proxy Statement for our next Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after August 28, 2026.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference to our 2026 Proxy Statement for our next Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after August 28, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12, including Securities Authorized for Issuance Under Equity Plans, is incorporated herein by reference to our 2026 Proxy Statement for our next Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after August 28, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to our 2026 Proxy Statement for our next Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after August 28, 2026.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated herein by reference to our 2026 Proxy Statement for our next Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after August 28, 2026.

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
2.2*
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
			10-Q	001-38102	2.1	01/09/2024
3.1	Amended and Restated Certificate of Incorporation of Penguin Solutions, Inc., effective as of June 27, 2025		8-K12B	001-38102	3.1	06/30/2025
3.2	Amended and Restated Bylaws of Penguin Solutions, Inc., effective as of June 30, 2025		8-K12B	001-38102	3.3	06/30/2025
3.3	Certificate of Designation of Convertible Preferred Stock, effective as of June 27, 2025		8-K12B	001-38102	3.2	06/30/2025
4.1	Description of the Registrant’s Capital Stock		10-K	001-38102	4.1	10/21/2025
4.2	Form of Common Stock Certificate		S-8 POS	333-286347	4.1	06/30/2025
4.3	Indenture, dated as of January 23, 2023, between SMART Global Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K	001-38102	4.1	01/23/2023
4.4	Form of certificate representing the 2.000% Convertible Senior Notes due 2029 (included as Exhibit A to the Indenture filed as Exhibit 4.3)		8-K	001-38102	4.2	01/23/2023
4.5	First Supplemental Indenture in respect of the 2029 Notes, dated as of June 30, 2025, by and among Penguin Solutions Delaware, Penguin Solutions Cayman and U.S. Bank Trust Company, National Association, a national banking association organized under the laws of the United States of America, as trustee		8-K12B	001-38102	4.2	06/30/2025
4.6	Indenture, dated as of August 6, 2024, between SMART Global Holdings, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K	001-38102	4.1	08/06/2024

4.7	Form of certificate representing the 2.00% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.6)		8-K	001-38102	4.1	08/06/2024
4.8	First Supplemental Indenture in respect of the 2030 Notes, dated as of June 30, 2025, by and among Penguin Solutions Delaware, Penguin Solutions Cayman and U.S. Bank Trust Company, National Association, a national banking association organized under the laws of the United States of America, as trustee		8-K12B	001-38102	4.3	06/30/2025
4.9	Amended and Restated Investor Agreement, dated as of June 30, 2025, by and between Penguin Solutions Delaware and Astra AI Infra LLC		8-K12B	001-38102	4.4	06/30/2025
4.10	Indenture, dated as of July 17, 2026, between Penguin Solutions, Inc. and U.S. Bank Trust Company, National Association, as Trustee		8-K	001-38102	4.1	07/17/2026
4.11	Form of certificate representing the 0.00% Convertible Senior Notes due 2031 (included as Exhibit A to the Indenture filed as Exhibit 4.10)		8-K	001-38102	4.1	07/17/2026
10.1**	Penguin Solutions, Inc. Amended and Restated 2017 Stock Incentive Plan		8-K12B	001-38102	10.3	06/30/2025
10.2**	Form of Restricted Stock Unit Award Agreement (Stock-Settled) under the Penguin Solutions, Inc. Amended and Restated 2017 Stock Incentive Plan		S-8 POS	333-286347	99.4	06/30/2025
10.3**	Form of Restricted Stock Unit Award Agreement (Cash-Settled) under the Penguin Solutions, Inc. Amended and Restated 2017 Stock Incentive Plan		S-8 POS	333-286347	99.5	06/30/2025
10.4**	Form of Performance Stock Unit Award Agreement under the Penguin Solutions, Inc. Amended and Restated 2017 Stock Incentive Plan		10-K	001-38102	10.4	10/21/2025
10.5**	Penguin Solutions, Inc. Amended and Restated 2021 Inducement Plan		8-K12B	001-38102	10.5	06/30/2025
10.6**	Form of Restricted Stock Unit Award Agreement (Stock-Settled) under the Penguin Solutions, Inc. Amended and Restated 2021 Inducement Plan		S-8 POS	333-286347	99.6	06/30/2025
10.7**	Form of Restricted Stock Unit Award Agreement (Cash-Settled) under the Penguin Solutions, Inc. Amended and Restated 2021 Inducement Plan		S-8 POS	333-286347	99.7	06/30/2025
10.8**	Form of Performance Stock Unit Award Agreement under the Penguin Solutions, Inc. Amended and Restated 2021 Inducement Plan		S-8 POS	333-286347	99.9	06/30/2025
10.9**	Penguin Solutions, Inc. Amended and Restated 2018 Employee Stock Purchase Plan		8-K12B	001-38102	10.4	06/30/2025
10.10**	Offer Letter by and between SMART Global Holdings, Inc. and Mark Adams, dated August 12, 2020		8-K	001-38102	10.1	08/13/2020
10.11**	Transition Agreement by and between Penguin Solutions Corporation and Mark Adams, dated January 30, 2026		10-Q	001-38102	10.1	04/01/2026
10.12**	Offer Letter by and between SMART Global Holdings, Inc. and Joseph Clark, dated September 6, 2022		10-Q	001-38102	10.1	04/09/2024
10.13**	Amended and Restated Offer Letter by and between Penguin Solutions, Inc. and Anne Kuykendall, effective as of September 25, 2023		10-Q	001-38102	10.1	04/02/2025
10.14**	Offer Letter by and between SMART Global Holdings, Inc. and Nathan Olmstead, dated June 18, 2024		10-Q	001-38102	10.2	07/09/2024
10.15**	Amended and Restated Offer Letter by and between Penguin Solutions, Inc. and Tony Frey, dated July 29, 2025		10-Q	001-38102	10.1	01/06/2026
10.16**	Offer Letter by and between Penguin Solutions, Inc. and Kash Shaikh, dated January 30, 2026		10-Q	001-38102	10.2	04/01/2026
10.17**	Offer Letter by and between Penguin Solutions, Inc. and Stephen Cumming, dated September 16, 2026	X
10.18	Form of Indemnification and Advancement Agreement for Directors and Officers		8-K12B	001-38102	10.1	06/30/2025
10.19**	Independent Director Compensation Policy		8-K12B	001-38102	10.2	06/30/2025

10.20	Form of confirmation for the Capped Call Transactions		8-K	001-38102	10.1	01/23/2023
10.21	Securities Purchase Agreement, dated July 14, 2024, by and between SK Telecom Co., Ltd. and SMART Global Holdings, Inc.		8-K	001-38102	10.1	07/16/2024
10.22	Form of Confirmation for the Base Capped Call Transactions		8-K	001-38102	10.1	08/06/2024
10.23	Form of Confirmation for the Additional Capped Call Transactions		8-K	001-38102	10.1	08/14/2024
10.24***	Credit Agreement, dated as of June 24, 2025, by and among Penguin Solutions, Inc., SMART Modular Technologies, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and an Issuing Bank		8-K	001-38102	10.1	06/26/2025
10.25***	Stock Transfer Agreement, dated as of December 29, 2025, by and among SMART Modular Technologies (LX) S.à r.l., Lexar Europe B.V., Zilia Technologies, Shenzhen Longsys Electronics Co., Ltd., and Shanghai Intelligent Memory Semiconductor Co., Ltd.		10-Q	001-38102	10.2	01/06/2026
10.26	Form of Confirmation for the Capped Call Transactions		8-K	001-38102	10.1	07/17/2026
19.1	Insider Trading and Confidentiality Policy of the Registrant	X
21.1	List of Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (contained in the signature page to this Annual Report on Form 10-K)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1****	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2****	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.1	Clawback Policy of the Registrant		10-K	001-38102	97.1	10/21/2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

126

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

Penguin Solutions, Inc.
Date: October 20, 2026	By:	/s/ Kash Shaikh
Kash Shaikh
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 20, 2026	By:	/s/ Stephen Cumming
Stephen Cumming
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kash Shaikh, Stephen Cumming, and Anne Kuykendall, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Kash Shaikh	President, Chief Executive Officer and Director	October 20, 2026
Kash Shaikh	(Principal Executive Officer)

/s/ Stephen Cumming	Senior Vice President and Chief Financial Officer	October 20, 2026
Stephen Cumming	(Principal Financial and Accounting Officer)

/s/ Penelope Herscher	Chairperson of the Board of Directors	October 20, 2026
Penelope Herscher

/s/ Min Yong Ha	Director	October 20, 2026
Min Yong Ha

/s/ David Heard	Director	October 20, 2026
David Heard

/s/ Sandeep Nayyar	Director	October 20, 2026
Sandeep Nayyar

/s/ Mark Papermaster	Director	October 20, 2026
Mark Papermaster

/s/ Mary Puma	Director	October 20, 2026
Mary Puma

/s/ Maximiliane Straub	Director	October 20, 2026
Maximiliane Straub

